Form 10-Q
period 2006-09-30
World Energy Solutions, Inc.
filed 2006-12-22
CIK 1371781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006; or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _____________

Commission file number: 333-136528

World Energy Solutions, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3474959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

446 Main Street
Worcester, Massachusetts 01608
(Address of principal executive offices)

508-459-8100
(Registrant’s telephone number)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   As of December 14, 2006, there were 76,511,741 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements
WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2006	December 31, 2005	September 30, 2006
Assets			(Pro Forma)
Current assets
Cash and cash equivalents	$768,212	$1,584,066
Unbilled accounts receivable	1,698,985	1,028,807
Prepaid expenses and other current assets	96,363	104,951
Deferred offering costs	908,685	—
Total current assets	3,472,245	2,717,824
Property and equipment, net	236,783	203,084
Capitalized software, net (less accumulated amortization of $144,726)	105,491	112,934
Deferred tax assets	889,557	754,000
Total assets	$4,704,076	$3,787,842
Liabilities, Series A Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$691,927	$157,610
Accrued commissions	824,823	864,893
Accrued compensation	339,871	85,000
Accrued expenses	226,704	48,009
Due to customer	236,368	65,324
Deferred revenue	22,941	64,416
Guaranteed return on voting common stock	—	10,523
Capital lease obligations	54,552	49,507
Total current liabilities	2,397,186	1,345,282
Long-term debt	1,773,200	1,748,000
Capital lease obligations, net of current portion	101,494	131,745
Total liabilities	4,271,880	3,225,027
Commitments
Series A redeemable convertible preferred stock, $0.0001 par value; 15,000,000 shares authorized; 10,433,504 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively, and no shares at September 30, 2006 pro forma; stated at redemption value; (liquidation preference of $1,523,295 at September 30, 2006)	1,507,098	1,501,698	$—
Stockholders’ (deficit) equity:
Common stock, non-voting, $0.0001 par value; 15,000,000 shares authorized; 8,982,806 and 6,792,135 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively and no shares at September 30, 2006 pro forma	898	679	—
Common stock, voting, $0.0001 par value; 75,000,000 shares authorized; 33,049,473 and 33,366,938 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively and 52,783,248 shares at September 30, 2006 pro forma	3,336	3,372	5,278
Treasury stock, 675,346 shares of voting common stock, at cost, at December 31, 2005 and no shares of voting common stock at September 30, 2006 and September 30, 2006 pro forma	—	(151,953)	—
Additional paid-in capital	2,838,589	2,919,293	4,342,843
Accumulated deficit	(3,917,725)	(3,710,274)	(3,917,725)
Total stockholders’ (deficit) equity	(1,074,902)	(938,883)	$430,396
Total liabilities, Series A preferred and stockholders’ deficit	$4,704,076	$3,787,842

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Brokerage commissions	$1,686,993	$1,251,476	$4,166,763	$3,408,020
Cost of revenue	351,234	138,855	842,189	465,526
Gross profit	1,335,759	1,112,621	3,324,574	2,942,494
Operating expenses:
Sales and marketing	875,434	676,220	2,371,743	2,004,948
General and administrative	386,118	276,394	1,141,051	609,841
Total costs and expenses	1,261,552	952,614	3,512,794	2,614,789
Operating income (loss)	74,207	160,007	(188,220)	327,705
Interest expense, net	(53,606)	(20,648)	(154,788)	(42,759)
Income (loss) before income taxes	20,601	139,359	(343,008)	284,946
Income tax provision (benefit)	8,240	—	(135,557)	—
Net income (loss)	12,361	139,359	(207,451)	284,946
Accretion of preferred stock issuance costs	(1,800)	(1,800)	(5,400)	(5,400)
Net income (loss) available to common stockholders	$10,561	$137,559	$(212,851)	$279,546
Earnings (loss) per share:
Net income (loss) per voting common share - basic	$—	$—	$(0.01)	$0.01
Net income (loss) per non-voting common share - basic	$—	$—	$(0.01)	$0.01
Net income (loss) available to common stockholder - diluted	$—	$—	$(0.01)	$0.01
Weighted average shares outstanding - basic:
Voting common stock	33,366,938	33,049,472	33,181,691	33,049,472
Non-voting common stock	8,982,806	6,792,135	8,099,368	6,773,673
	42,349,744	39,841,607	41,281,059	39,823,145
Weighted average shares outstanding - diluted:	57,243,406	54,605,667	41,281,059	54,852,727
Pro forma net earnings (loss) per share available to common stockholders	$—		$(0.01)
Pro forma weighted average shares outstanding
Basic	52,783,248		51,714,563
Diluted	57,243,406		56,337,879

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(207,451)	$284,946
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	101,309	72,141
Deferred taxes	(135,557)	—
Stock-based compensation	22,141	—
Accretion of warrants	25,200	—
Changes in assets and liabilities:
Unbilled accounts receivable	(670,178)	(597,573)
Prepaid expenses and other current assets	(649,883)	(32,762)
Accounts payable	534,317	(53,068)
Accrued commissions	(40,070)	524,884
Accrued compensation	254,871	(16,493)
Accrued expenses	178,695	58,672
Due to customer	171,044	40,133
Deferred revenue	(41,475)	(219,012)
Net cash (used in) provided by operating activities	(457,037)	61,868
Cash flows from investing activities:
Cost incurred in software development	(48,708)	(24,581)
Purchases of property and equipment	(65,914)	(1,688)
Net cash used in investing activities	(114,622)	(26,269)
Cash flows from financing activities:
Proceeds from exercise of stock options	56,917	6,000
Proceeds from exercise of warrants	10,274	—
Deferred offering costs	(250,214)	—
Principal payments on capital lease obligations	(38,149)	(35,681)
Principal payments on guaranteed return	(10,523)	(10,455)
Purchase of treasury stock	(12,500)	—
Net cash used in financing activities	(244,195)	(40,136)
Net decrease in cash and cash equivalents	(815,854)	(4,537)
Cash and cash equivalents, beginning of period	1,584,066	49,389
Cash and cash equivalents, end of period	$768,212	$44,852
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$157,189	$45,552
Non-cash investing and financing activities:
Property and equipment acquired through capital lease	$35,565	$56,205

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2006

1.        Nature of Business and Basis of Presentation

World Energy Solutions, Inc. (“World Energy” or the “Company”) is an energy brokerage company that has developed an online auction platform, the World Energy Exchange, through which commercial, industrial and government energy consumers in the United States are able to purchase electricity and other energy resources from competing energy suppliers. Although the Company’s primary source of revenue is from brokering electricity, the Company has adapted its World Energy Exchange auction platform to accommodate the brokering of natural gas, green power (i.e. electricity generated by renewable resources) and energy-related products.

2.        Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments consisting of normal recurring adjustments and accruals necessary for the fair presentation of the Company’s financial position as of September 30, 2006 and the results of its operations and cash flows for the three and nine months ended September 30, 2006 and 2005, respectively. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Consolidated Financial Statements on Form S-1, as amended, for the year ended December 31, 2005.

During the fourth quarter, the Company completed its initial public offering of common stock, including the exercise by the underwriters of an over-allotment option, for the sale of 23,000,000 shares of common stock resulting in net proceeds to the Company of approximately $17.4 million (net of offering costs of approximately $3.7 million). Accordingly, the unaudited pro forma presentation of stockholders equity in the Company’s balance sheet as of September 30, 2006 reflects the conversion, at the closing of the offering of all the outstanding shares of convertible preferred stock and non-voting stock into 19,416,310 shares of voting common stock based on the shares of convertible preferred stock and non-voting common stock outstanding at September 30, 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

The Company’s most judgmental estimates relate to revenue recognition and the estimate of actual energy usage between the utility and end user of such energy; the fair value of the Company’s equity securities where there was no ready market for the purchase and sale of those shares; and estimates of future taxable income as it relates to the realization of the Company’s net deferred tax assets. The effect of those estimates could have a material impact on the Company’s estimation of commission revenue, accounts receivable, accrued commission expense, stock-based compensation and earnings per share.

Certain prior period accounts have been reclassified to conform to the current presentation.

3.        Earnings (Loss) Per Share

Basic earnings per share for the Company’s voting common and non-voting common stock is calculated by dividing net income (loss) allocated to voting common and non-voting common stock by the weighted average number of shares of voting and non-voting common stock outstanding, respectively. Diluted earnings per share for the Company’s voting common stock assumes the conversion of all the Company’s non-voting common stock and Series A Preferred, therefore, no allocation of earnings to non-voting common stock or the Series A Preferred is required.  In addition, diluted earning per share include the effects of the incremental shares of stock associated with the assumed exercise of stock options and warrants using the treasury stock method.

For the basic earnings per share calculation, net income is allocated to Series A Preferred shareholders based on dividend rights and then among the Company’s two classes of common stock; voting common stock and non-voting common stock based on ownership interests. The allocation among each class of stock was based upon the two-class method. Net losses are not allocated to Series A Preferred shareholders. The following table reflects the allocation of net income (loss) using this method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss) available to common shareholders	$10,561	$137,559	$(212,851)	$279,546
Allocation of net income (loss) for basic:
Voting common stock	6,676	90,427	(171,090)	183,833
Non-voting common stock	1,797	18,584	(41,761)	37,678
Series A Preferred Stock	2,088	28,548	—	58,035
	$10,561	$137,559	$(212,851)	$279,546

The following table provides a reconciliation of the denominators of the Company’s reported basic and diluted earnings (loss) per share computations for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average number of voting common shares - basic	33,366,938	33,049,472	33,181,691	33,049,472
Weighted average number of non-voting common shares - basic	8,982,806	6,792,135	8,099,368	6,773,673
Weighted average number of common and common equivalent shares - basic	42,349,744	39,841,607	41,281,059	39,823,145
Dilutive shares:
Weighted average number of Series A Preferred shares	10,433,504	10,433,504	—	10,433,504
Incremental shares under the treasury stock method for outstanding warrants	2,559,128	1,185,880	—	1,179,647
Incremental shares under the treasury stock method for outstanding options	1,901,030	3,144,676	—	3,416,431
Weighted average number of common and common equivalent shares outstanding - diluted	57,243,406	54,605,667	41,281,059	54,852,727

For the nine months ended September 30, 2006, 10,433,504, 2,294,108 and 2,329,208 weighted average shares issuable relative to preferred stock, common stock warrants and stock options, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive due to the Company’s net loss position.

Upon the closing of an initial public offering, the outstanding shares of Series A Preferred Stock will convert into 10,433,504 shares of common stock. Pro forma net earnings (loss) per share - basic and diluted - reflects the conversion of all outstanding shares of convertible preferred stock into shares of common stock.

The following table sets forth the computation of the denominator used in the computation of pro forma net earnings (loss) per share for three and nine months ended September 30, 2006:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Weighted-average common stock outstanding	42,349,744	41,281,059
Plus: conversion of Series A Preferred Stock	10,433,504	10,433,504
Total weighted-average number of shares used in computing pro forma net income (loss) per share - basic	52,783,248	51,714,563
Plus: common stock equivalents related to options and warrants	4,460,158	4,623,316
Total weighted-average number of shares used in computing pro forma net income (loss) per share - diluted	57,243,406	56,337,879

4.        Concentration of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and unbilled accounts receivable. The Company had no significant off-balance sheet risk such as foreign exchange contracts, open contracts, or other foreign hedging arrangements. The Company places its cash with primarily one institution, which management believes is of high credit quality.

The Company receives commission payments from energy suppliers based on the energy usage transacted between energy consumers and energy suppliers.  The Company provides credit to energy suppliers in the normal course of business. Collateral is not required for unbilled accounts receivable, but ongoing credit evaluations of energy suppliers are performed. Management provides for an allowance for doubtful accounts on a specifically identified basis, as well as through historical experience applied to an aging of accounts, if necessary. Unbilled accounts receivable are written off when deemed uncollectible.  To date, write-offs have not been material.

The following represents revenue and unbilled accounts receivable from energy suppliers exceeding 10% of the total in each category:

	Revenue For the three months ended		Revenue For the nine months ended		Unbilled Accounts Receivable
Customer	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005	As of September 30, 2006
A	18%	26%	19%	17%	27%
B	13%	16%	12%	19%	12%
C	2%	16%	8%	10%	1%
D	10%	10%	11%	11%	12%
E	9%	—	10%	—	6%
F	10%	10%	10%	10%	16%
G	13%	5%	7%	5%	3%
H	10%	6%	8%	10%	14%

In addition to its direct relationship with energy suppliers, the Company also has direct contractual relationships with energy consumers for the online procurement of their energy needs. These energy consumers are primarily large businesses and government organizations. For the three months ended September 30, 2006, four of these energy consumers accounted for transactions resulting in over 10% individually, and approximately 63% in the aggregate of our revenue. For the nine months ended September 30, 2006, four of these energy consumers accounted for transactions resulting in over 10% individually and approximately 58% in the aggregate, respectively. For the three and nine months ended September 30, 2005, three of these energy consumers accounted for transactions resulting in over 10% individually, and approximately 56% and 54% in the aggregate of our revenue, respectively.

5.        Property and equipment

Property and equipment consists of the following:
	September 30, 2006	December 31, 2005
Leasehold improvements	$16,750	$—
Equipment	218,905	190,826
Furniture and fixtures	194,552	160,524
	430,207	$351,350
Less accumulated depreciation
Leasehold improvements	(741)	—
Equipment	(141,393)	(116,328)
Furniture and fixtures	(51,290)	(31,938)
	(193,424)	(148,266)
Property and equipment, net	$236,783	$203,084

Depreciation expense for the nine months ended September 30, 2006 and 2005 was $45,158 and $37,628, respectively.

6.        Recently Issued Accounting Standard

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“FAS 157”). FAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair-value measurements have on earnings. FAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and will be in effect for the Company January 1, 2008. The Company is currently evaluating the potential impact that the adoption of FAS 157 will have on its financial statements.

7.        Share-Based Compensation

The Company adopted SFAS No. 123(R) starting in its fiscal first quarter of 2006, which began on January 1, 2006. SFAS No. 123(R) requires nonpublic companies that used the minimum value method in SFAS 123 for either recognition or pro forma disclosure to apply SFAS No. 123(R) using the prospective-transition method. As such, the Company will continue to apply APB 25 in future periods to equity awards outstanding at the date of SFAS No. 123(R)’s adoption that were measured using the minimum value method. In accordance with this standard, the prior period pro forma stock information has not been restated. In accordance with SFAS No. 123(R), the Company will recognize the compensation cost of share-based awards on a straight-line basis over the vesting period of the award.

The per-share weighted-average fair value of stock options granted during the quarter ended September 30, 2006 was $0.44 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions and an estimated forfeiture rate of 13%:

Nine-months ended September 30,	Expected Dividend Yield	Risk Interest Rate	Expected Option Life	Expected Volatility Factor
2006	—	4.83%	4.75 years	48%

For the quarter ended September 30, 2006, options to purchase 742,000 shares of common stock were granted.

For the three months ended September 30, 2006, the Company recorded share-based compensation expense of approximately $15,300 in connection with share-based payment awards. The stock-based compensation expense included $6,200 in sales and marketing, $600 in cost of revenue and $8,500 in general and administrative expenses. For the nine months ended September 30, 2006, the Company recorded stock-based compensation expense of approximately $22,100 in connection with share-based payment awards. The stock-based compensation expense included $11,800 in sales and marketing, $1,200 in cost of revenue and $9,100 in general and administrative expenses. As of September 30, 2006, there was approximately $376,000 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 3.75 years.

Prior to January 1, 2006, the Company provided disclosures as required by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”) which is an amendment of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock plans. If the Company had elected to recognize compensation cost for all of the plans based upon the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS 123, net income available to common shareholders and income per share would have been changed to the pro forma amounts indicated below.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income available to common shareholders, as reported	$137,559	$279,546
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,139)	(5,360)
Net income available to common shareholders, pro forma	$135,420	$274,186
As Reported Per Share Amounts:
Basic net income per weighted average voting common share	$—	$0.01
Basic net income per weighted average non-voting common share	$—	$0.01
Diluted net income per weighted average common share	$—	$0.01
Pro-forma Per Share Amounts:
Pro-forma basic net income per weighted average voting common share	$—	$0.01
Pro-forma basic net income per weighted average non-voting common share	$—	$0.01
Pro forma diluted net income per weighted average voting common share	$—	$—

The weighted-average assumptions used to calculate the SFAS No. 123 pro forma expense for stock options granted to employees for the nine-months ended September 30, 2005.

Nine months ended September 30,	Expected Dividend Yield	Risk-free Interest Rate	Expected Option Life	Expected Volatility Factor
2005	—	3.63% to 4.22%	5 years	—

There were no stock options granted during the three months ended September 30, 2005.

8.        Subsequent Event

On October 16, 2006, the Company amended its Certificate of Incorporation to increase the authorized shares of voting common stock from 75,000,000 to 100,000,000 shares. The total number of shares of all classes of stock which the Corporation had the authority to issue after this amendment was 130,000,000, consisting of 15,000,000 shares of non-voting common stock, 100,000,000 shares of voting common stock and 15,000,000 shares of preferred stock.

On November 16, 2006, the Company completed its initial public offering (listed on the Toronto Stock Exchange) of 27,441,064 shares of common stock at a price of CDN$1.05 (approximately US$0.93) per share. The offering was comprised of 20,000,000 shares sold by World Energy for gross proceeds to the Company of CDN$21,000,000 and 7,441,064 shares sold by certain selling stockholders for gross proceeds to such stockholders of approximately CDN$7,800,000. In connection with this offering, the Company amended its Certificate of Incorporation to increase the authorized shares of common stock from 100,000,000 to 145,000,000 shares. The total number of shares of all classes of stock which the Corporation shall have the authority to issue after this amendment is 150,000,000, consisting of 145,000,000 shares of common stock and 5,000,000 shares of preferred stock.

On December 4, 2006, the Company redeemed its $2.0 million Subordinated Note Payable (the “Note”) with the Massachusetts Capital Resource Company (“MCRC”). The Company exercised its option to redeem the Note without premium as a result of the completion of its initial public offering. In connection with the Note redemption, MCRC exercised warrants to purchase 600,000 shares of the Company’s common stock. The remaining warrants to purchase 2,400,000 shares of common stock have been cancelled as a result of the Company’s consummation of the initial public offering. The net redemption amount was $1,795,000, including interest earned through the date of redemption.

On December 5, 2006, the Company issued an additional 3,000,000 shares of common stock in accordance with an over-allotment option granted to the underwriters of the Initial Public Offering at a price of CDN$1.05 (approximately US$0.92) per share for gross proceeds to the Company of CDN$3,150,000. Net proceeds to the Company from the initial public offering and over-allotment option were approximately $17.4 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q including this Item 2, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. Readers can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. The Company’s actual results and the timing of certain events may differ significantly from the results and timing discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed or referred to in this report and in the “Risk Factors” section of our Registration Statement on S-1. The following discussion and analysis of the Company’s financial condition and results of operations should be read in light of those factors and in conjunction with the Company’s accompanying consolidated financial statements and notes thereto.

Overview

World Energy is an energy brokerage company that has developed an online auction platform, the World Energy Exchange. We bring energy suppliers and commercial, industrial and government, or CIG, energy consumers together in the virtual marketplace, often with the assistance of channel partners. Our auction platform, the World Energy Exchange, is an online auction platform supplemented with information about market rules, pricing trends, and energy consumer usage and load profiles. Our procurement staff uses this auction platform to conduct auctions, analyze results, guide energy consumers through contracting, and track their contracts, sites, accounts and usage history. While our core competency is brokering electricity, we have adapted our World Energy Exchange auction platform to accommodate the brokering of natural gas, green power (i.e., electricity generated by renewable resources) and energy-related products. To date we have focused on CIG energy consumers.

We expect our operating expenses to increase in the future. In 2006, we hired additional staff to pursue the development of our channel partner network and expand the base of energy consumers using our auction platform. We have also hired additional staff for our back office functions to accommodate this growth and expansion into brokerage of additional energy-related products. We also expect there to be significant additional general and administrative expense associated with being a public company reporting in both the United States and Canada. We expect these additional costs to have a material adverse effect during fiscal 2006 and 2007 and to permanently increase our general and administrative expenses on a going-forward basis.

In addition, we expect to significantly increase our operating expenses as we execute our business strategy as outlined in our Registration Statement on Form S-1. We expect to use the proceeds from our initial public offering to fund acquisitions, develop a green credits platform, grow our channel partner base, target other energy-related markets, target utilities and expand our government relationships. All of these initiatives will require increased operating costs that will be reflected in our operating results. As these costs are largely fixed in the short-term and are based in significant part, on our expectations as to future revenue growth, we expect to experience increased operating losses over the short-term.

Operations

Revenue

We receive a monthly commission on energy sales contracted through our online auction platform from each energy supplier. Our commissions are based on the energy usage generated and transacted between the energy supplier and energy consumer multiplied by our contractual commission rate. Our contractual commission rate is negotiated with the energy consumer on a procurement by procurement basis based on energy consumer specific circumstances, including size of auction (kilowatt hours for electricity or decatherms for gas), internal effort required to organize and run the respective auction and competitive factors, among others. Once the contractual commission is agreed to with the energy consumer, all energy suppliers participating in the auction agree to that rate. That commission rate remains fixed for the duration of the contractual term regardless of energy usage. Energy consumers provide us with a letter of authority to request their usage history from the local utility. We then use this data to compile a usage profile for that energy consumer that will become the basis for the auction. This data may also be used to estimate revenue on a going forward basis, as noted below. Revenue from commissions is recognized as earned on a monthly basis over the life of each contract as energy is consumed. We gather actual usage data through multiple mechanisms including certain suppliers’ contractual requirements to supply actual usage data to us on a monthly basis, and/or usage data we receive on a quarterly basis from local utilities. We review these usage reports in detail to determine whether we believe that the data reported is a full and accurate assessment of the usage during that period. We record brokerage commissions based on actual usage data obtained from the energy supplier for that accounting period or, to the extent actual usage data is not available, based on the estimated amount of electricity and gas delivered to the energy consumers for that accounting period. Actual data might not be received from energy suppliers due to any one of a number of things, including: timing of meter reads, utility delays in gathering the data, and/or delays within the supplier organization in forwarding data to us. We develop our estimates on a quarterly basis based on the following criteria: payments received prior to the issuance of the financial statements; usage updates from energy suppliers; and usage data from utilities. We regularly evaluate our estimates and underlying assumptions based upon our historical experience and various other factors that we believe to be reasonable under the circumstances. To the extent actual results differ from those estimates, adjustments will be made in the period in which the difference is determined.

Historically, our revenue and operating results have varied from quarter-to-quarter and are expected to continue to fluctuate in the future. These fluctuations are primarily due to energy usage, particularly electricity, having higher demand in our second and third quarters and lower demand during our fourth and first quarters. In addition, the activity levels on the World Energy Exchange can fluctuate due to a number of factors, including geopolitical events, weather conditions and market prices and on our ability to attract energy consumers to utilize our auction services. To the extent these factors affect the purchasing decisions of energy consumers, our future results of operations may be affected.

Contracts are signed for a variety of term lengths, with a one year contract term being typical for commercial and industrial energy consumers, and government contracts typically having two to three year terms. Our revenue has grown over the last three years through new participants utilizing our World Energy Exchange as well as energy consumers increasing the size or frequency of their transactions on our exchange platform.

We do not directly invoice energy suppliers and, therefore, we report all of our receivables as “unbilled.” Unbilled accounts receivable represents management’s best estimate of energy provided by the energy suppliers to the energy consumers for a specific completed time period at contracted commission rates and is made up of two components. The first component represents energy usage for which we have received actual data from the supplier and/or the utility but for which payment has not been received at the balance sheet date. The majority of our contractual relationships with energy suppliers require them to supply actual usage data to us on a monthly basis and remit payment to us based on that usage. The second component represents energy usage for which we have not received actual data, but for which we have estimated usage.

The Company receives commission payment from energy suppliers based on the energy usage transacted between energy consumers and energy suppliers. The Company provides credit to energy suppliers in the normal course of business. Collateral is not required for unbilled accounts receivable, but ongoing credit evaluations of energy suppliers are performed. Management provides for an allowance for doubtful accounts on a specifically identified basis, as well as through historical experience applied to an aging of accounts, if necessary. Unbilled accounts receivable are written off when deemed uncollectible. To date, write-offs have not been material.

Cost of Revenue

Cost of revenue primarily consists of:

•  employee costs (salaries and commissions) and other employee-related costs (primarily payroll taxes and fringe benefits) associated with our auction management services, which are directly related to the development and production of the online auction and maintenance of market related data on our auction platform (our supply desk function);

•  amortization of capitalized costs associated with our auction platform; and

•  rent, depreciation and other related overhead and facility-related costs.

Sales and marketing

Sales and marketing expenses consist primarily of:

•  third party commission expenses to our channel partners;

•  employee costs (salaries and commissions) and other employee-related costs (primarily payroll taxes and fringe benefits) related to sales and marketing personnel;

•  travel and related expenses;

•  general marketing costs such as trade shows and marketing materials; and

•  rent, depreciation and other related overhead and facility-related costs.

While third party and sales commission expense vary as a function of revenue from period-to-period, we expect increases in non-commission sales and marketing expenses as we plan to increase the size of our sales and marketing staff within our government and channel partner groups, expand our geographic reach through the opening of additional sales offices within the United States and launch new business initiatives.

    General and administration

General and administrative expenses consist primarily of:

•  employee costs (salaries), employee-related costs (primarily payroll taxes and fringe benefits) and stock-based compensation related to general and administrative personnel;

•  accounting, legal and other professional fees; and

•  rent, depreciation and other related overhead and facility-related costs.

    Other income (expense)

Other income (expense) consists primarily of:

•  interest expense on our $500,000 line of credit with a bank in 2005 that matured on December 14, 2005 and on our $2.0 million subordinated note payable to Massachusetts Capital Resource Company in 2006; and

•  interest expense related to capital leases.

     Income tax benefit

Income tax benefit primarily relates to the partial reversal of our valuation allowance in 2005 against our previously established deferred tax assets. A valuation allowance was provided against the deferred tax assets generated in prior years due to uncertainty regarding the realization of those deferred tax assets, primarily net operating loss carryforwards, in the future.

Results of Operations

The following table sets forth certain items as a percent of revenue for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	100%	100%	100%	100%
Cost of revenue	21	11	20	14
Gross profit	79	89	80	86
Operating expenses:
Sales and marketing	52	54	57	59
General and administrative	23	22	27	18
Operating income	4	13	(4)	9
Other expense	(3)	(2)	(4)	(1)
Income tax benefit	—	—	(3)	—
Net income	1%	11%	(5)%	8%

    Comparison of the Three Months Ended September 30, 2006 and 2005

    Revenue

	For the Three Months
	Ended September 30,		Increase
	2006	2005	(Decrease)
Revenue	$1,686,993	$1,251,476	$435,517	35%

Revenue increased by $435,517 or 35%, primarily due to increased energy consumption by energy consumers during the three months ended September 30, 2006 as compared to the same period in the prior year. This increase was primarily due to the increase to 25 channel partners as of September 30, 2006 from 16 as of September 30, 2005 and the addition of new government procurements. Of those channel partners, 16 had successfully contributed to our revenue by brokering transactions over the exchange in the three months ended September 30, 2006 as compared to 9 during the three months ended September 30, 2005. In addition, our 2006 revenue for this period benefited from increased revenue from our large government contracts.

Cost of revenue

	For the Three Months Ended September 30,
	2006		2005		Increase
	$	% of Revenue	$	% of Revenue	(Decrease)
Cost of revenue	$351,234	21%	$138,855	11%	$212,379	153%

The 153% increase in cost of revenue related to the three month period ended September 30, 2006 as compared to the same period in 2005 was substantially due to an increase in employee and employee-related costs associated with the addition of 4 new employees and general salary increases. Cost of revenue as a percent of revenue increased 10% primarily due to the cost increases noted above, partially offset by the 35% increase in revenue.

Operating expenses

	For the Three Months Ended September 30,
	2006		2005		Increase
	$	% of Revenue	$	% of Revenue	(Decrease)
Sales and marketing	$875,434	52%	$676,220	54%	$199,214	30%
General and administrative	386,118	23	276,394	22	109,724	40
Total operating expenses	$1,261,552	75%	$952,614	76%	$308,938	32%

The 30% increase in sales and marketing expense for the three month period ended September 30, 2006 as compared to the same period in 2005 was primarily due to an increase in employee and employee-related costs associated with two additional employees, general salary increases and increased commission costs associated with our increased sales activity as well as increased travel expenses. Sales and marketing expense as a percentage of revenue during such period decreased 2%

due to the increase in revenue discussed above substantially offset by the increase in employee and employee-related costs.

The 40% increase in general and administrative expenses related to the three month period ended September 30, 2006 was primarily due to employee-related costs associated with the addition of five new employees. General and administrative expenses as a percent of revenue increased 1% substantially due to the cost increases noted above, substantially offset by the 35% increase in revenue.

Other income (expense)

Interest expense increased approximately $33,000, or 160%, during the three months ended September 30, 2006 as compared to the same period in 2005 primarily due to our $2.0 million, 10% subordinated note financing with Massachusetts Capital Resource Corporation on November 7, 2005, referred to herein as the MCRC note. The MCRC note replaced a $500,000 revolving line of credit with a bank that bore interest at the then effective prime rate plus 1%. The increase in interest expense was partially offset by an increase in interest income earned on the invested portion of the proceeds from this borrowing.

Income tax (provision) benefit

We recorded an income tax provision of approximately $8,000 for the three months ended September 30, 2006 reflecting an expected effective federal and state tax rate of 40%. We did not record an income tax benefit for the three months ended September 30, 2005 as a valuation allowance was provided against the tax benefit generated during this period due to uncertainty regarding the realization of the net operating loss in the future.

Net income

We reported net income for the three months ended September 30, 2006 of approximately $12,000 compared to net income of approximately $139,000 in 2005. The decrease in net income in 2006 versus the same period in 2005 is primarily due to the increases in operating expenses and net interest expense, which were partially offset by the increase in revenue.

Comparison of the Nine Months Ended September 30, 2006 and 2005

Revenue

	For the Nine Months
	Ended September 30,		Increase
	2006	2005	(Decrease)
Revenue	$4,166,763	$3,408,020	$758,743	22%

Revenue increased by $758,743 or 22%, primarily due to increased energy consumption by energy consumers during the nine months ended September 30, 2006 as compared to the same period in the prior year. This increase was primarily due to the increase to 25 channel partners as of September 30, 2006 from 16 as of September 30, 2005 and the addition of new government procurements. Of those channel partners, 16 had successfully contributed to our revenue by brokering transactions over the exchange in the nine months ended September 30, 2006 as compared to 9 during the nine months ended September 30, 2005. In addition, our 2006 revenue for this period benefited from increased revenue from our large government contracts.

Cost of revenue

	For the Nine Months Ended September 30,
	2006		2005		Increase
	$	% of Revenue	$	% of Revenue	(Decrease)
Cost of revenue	$842,189	20%	$465,526	14%	$376,663	81%

The 81% increase in cost of revenue related to the nine-month period ended September 30, 2006 as compared to the same period in 2005 was substantially due to an increase in employee and employee-related costs associated with the addition of 4 new employees and general salary increases. Cost of revenue as a percent of revenue increased 6% primarily due to the cost increases noted above, partially offset by the 22% increase in revenue.

Operating expenses

	For the Nine Months Ended September 30,
	2006		2005		Increase
	$	% of Revenue	$	% of Revenue	(Decrease)
Sales and marketing	$2,371,743	57%	$2,004,948	59%	$366,795	18%
General and administrative	1,141,051	27	609,841	18	531,210	87
Total operating expenses	$3,512,794	84%	$2,614,789	77%	$898,005	34%

The 18% increase in sales and marketing expense for the nine-month period ended September 30, 2006 as compared to the same period in 2005 was primarily due to an increase in employee and employee-related costs associated with one additional employee, general salary increases and increased commission costs associated with our increased sales activity as well as increased travel expenses. Sales and marketing expense as a percentage of revenue during such period decreased 2% due to the increase in revenue discussed above substantially offset by the increase in employee and employee-related costs.

The 87% increase in general and administrative expenses related to the nine-month period ended September 30, 2006 was primarily due to employee-related costs associated with the addition of five new employees, compliance and recruiting costs as we increased staffing in all functional areas. General and administrative expenses as a percent of revenue increased 9% substantially due to the cost increases noted above, partially offset by the 22% increase in revenue.

Other income (expense)

Interest expense increased approximately $112,000, or 262%, during the nine months ended September 30, 2006 as compared to the same period in 2005 primarily due to the MCRC note. The increase in interest expense was partially offset by an increase in interest income earned on the invested portion of the proceeds from this borrowing.

Income tax benefit

We recorded an income tax benefit of approximately $136,000 for the nine months ended September 30, 2006 reflecting an expected effective federal and state tax rate of 40%. We did not record an income tax benefit for the nine months ended September 30, 2005 as a valuation allowance was provided against the tax benefit generated during this period due to uncertainty regarding the realization of the net operating loss in the future.

Net income (loss)

We reported a net loss for the nine months ended September 30, 2006 of approximately $207,000 compared to net income of approximately $285,000 in 2005. The net loss in 2006 versus net income in 2005 is primarily due to the increases in operating expenses and net interest expense, which were partially offset by the increase in revenue.

Liquidity and Capital Resources

We had a loan and security agreement with Silicon Valley Bank, which matured on December 14, 2005. The agreement consisted of a committed revolving line of credit of up to $500,000 and a security agreement with one of our investors who had agreed to provide an unconditional guarantee to the bank. We repaid the balance due under the agreement of $500,000 on November 7, 2005 and, accordingly, the security agreement was terminated.

In November 2005, we received $2.0 million in exchange for a subordinated note with the Massachusetts Capital Resource Company, which bears interest of 10% per annum, and required quarterly interest payments beginning on December 31, 2005. We repaid this loan with proceeds of our initial public offering. For the three and nine months ended September 30, 2006 interest expense related to the subordinated debt was approximately $50,000 and $175,000, respectively.

At September 30, 2006, we had no commitments for material capital expenditures. We have identified a number of strategic initiatives that we believe are key components of our future growth, including: continued development of our channel partner relationships; strengthening and expanding our long-term relationships with government agencies; entry into other energy-related markets; targeting utilities; and development of a green credits auction platform. We believe that our current management and financial resources are adequate to pursue these initiatives and to maintain our competitive position in the near term. The proceeds from our initial public offering will allow us to expand and enhance our efforts in these areas.

Comparison of September 30, 2006 to December 31, 2005

	September 30, 2006	December 31, 2005	Increase/(Decrease)
Cash and cash equivalents	$768,212	$1,584,066	$(815,854)	(52)%
Unbilled accounts receivable	1,698,985	1,028,807	670,178	65
Days sales outstanding	93	75	18	24
Working capital	1,075,059	1,372,542	(297,483)	(22)
Stockholders’ deficit	(1,074,902)	(938,883)	(136,019)	14

Cash and cash equivalents decreased $815,854, or 52%, due primarily to increases in prepaid expenses and other current assets and unbilled accounts receivable and the net loss for the period. These uses of cash were partially offset by increases in accounts payable and accrued expenses. Prepaid expenses and other current assets increased due to approximately $900,000 in deferred offering costs associated with our initial public offering, of which approximately $250,000 and approximately $650,000 were reflected in accounts payable and accrued expenses, respectively. Unbilled accounts receivable increased $670,178, or 65%, due to the increase in large government procurements. These procurements tend to have longer payment cycles due to:

•  added complexity and volume;

•  the inclusion of various federal, state and local agencies that may be covered by the procurement (e.g. housing and prison authorities);

•  varied and extensive internal approval processes; and

•  an additional party (e.g., the local utility) involved in the payment cycle.

To the extent we are awarded any large government procurements in the future, we expect to experience short term increases in our unbilled accounts receivable. We believe that we have adequate working capital to account for these short term fluctuations and that these accounts will not have a significant short-term impact on our future liquidity. We believe these receivables are collectible and the energy consumers and energy suppliers who are parties to these contracts are all large, creditworthy entities.

Working capital (consisting of current assets less current liabilities) decreased $297,483, or 22%, primarily due to the decrease in cash and cash equivalents and the increase in accounts payable and accrued expenses. These reductions in working capital were substantially offset by increases in prepaid expenses and other current assets and unbilled accounts receivable. Stockholders’ deficit increased due to the net loss for the period and, to a lesser extent, the repurchase of 25,000 shares of voting common stock for an aggregate consideration of $50,000. These increases in stockholders’ deficit were partially offset by the issuance of common stock under option plans and warrant exercises.

Cash used in operating activities for the nine months ended September 30, 2006 was $457,037, due primarily to the increase in prepaid expenses and other current assets and unbilled accounts receivable described above and the net loss for the period. These operating cash outflows were partially offset by increases in accounts payable and accrued expenses. Cash used in investing and financing activities for the nine months ended September 30, 2006 was $358,817, primarily due to the purchases of property and equipment, costs incurred in software development and costs associated with our initial public offering. These cash outflows for investing and financing activities were partially offset by proceeds received from the exercise of stock options and warrants.

Cash provided by operating activities for the nine months ended September 30, 2005 was $61,868 due primarily to the increase in accrued commissions and, to a lesser extent, net income. These sources of operating cash flow were substantially offset by an increase in unbilled accounts receivable and, to a lesser extent, deferred revenue. Cash used in investing and financing activities for the nine months ended September 30, 2005 was $66,405 primarily due to the capitalization of costs associated with software development and principal payments on capital lease obligations.

We have historically funded our operations from cash flow from operations and, when required, the issuance of various debt and equity instruments. Based on cash and cash equivalents as of September 30, 2006, and after giving effect to the offering, we have approximately $18.0 million of cash and cash equivalents and no long term debt. We expect to continue to fund our operations from operating cash flow and, when required, the issuance of various debt and equity instruments.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to revenue recognition, software development costs, accrued commissions, employee and consultant stock option grants, impairment of long-lived assets and income taxes. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Refer to Note 2 of our notes to consolidated financial statements within our Registration on Form S-1 as filed on November 9, 2006 for a description of our accounting policies.

Revenue Recognition

We receive a monthly commission on energy sales contracted through our online auction platform from each energy supplier based on the energy usage generated and transacted between the energy supplier and energy consumer. Our commissions are not based on the retail price for electricity; rather they are based on the energy usage generated and transacted between the energy supplier and energy consumer multiplied by our contractual commission rate. Revenue from commissions is recognized as earned on a monthly basis over the life of each contract as energy is consumed, provided there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, has been successfully demonstrated.

We record brokerage commissions based on actual usage data obtained from the energy supplier for that accounting period, or to the extent actual usage data is not available, based on the estimated amount of electricity and gas delivered to the energy consumers for that accounting period. We develop our estimates on a quarterly basis based on the following criteria:

•  Payments received prior to the issuance of the financial statements;

•  Usage updates from energy suppliers; and

•  Usage data from utilities.

To the extent usage data cannot be obtained, we estimate revenue as follows:

•  Historical usage data obtained from the energy consumer in conjunction with the execution of the auction;

•  Geographic/utility usage patterns based on actual data received;

•  Analysis of prior year usage patterns; and

•  Specific review of individual energy supplier/location accounts.

In addition, we perform sensitivity analyses on this estimated data based on overall industry trends including weather and usage data. Once the payment is received, we adjust the estimated accounts receivable and revenue to the actual total amount in the period during which the payment is received. Differences between estimated and actual revenue have not been material to date.

We do not directly invoice energy suppliers and, therefore, we report all of our receivables as “unbilled.” Unbilled accounts receivable represents management’s best estimate of energy provided by the energy suppliers to the energy consumers for a specific completed time period at contracted commission rates and is made up of two components. The first component represents energy usage for which we have received actual data from the supplier and/or the utility but for which payment has not been received at the balance sheet date. The majority of our contractual relationships with energy suppliers require them to supply actual usage data to us on a monthly basis and remit payment to us based on that usage. The second component represents energy usage for which we have not received actual data, but for which we have estimated usage.

We also earn revenue for market research and analysis as well as for bill analysis, presentment and payment. We recognize revenue from these services as earned, generally on a time and materials basis, pursuant to the terms and conditions of the arrangement. Any research that we provide, in order to facilitate the online auction, is non-billable and is absorbed by us as a period cost and charged to operations during the period in which it is incurred.

We pay commissions to our sales people and channel partners at contracted rates based on monthly energy transactions between energy suppliers and energy consumers. The commission is accrued monthly and charged to sales and marketing expense as revenue is recognized. We pay commissions to our salespeople at contractual commission rates based upon cash collections from our customers.

Our estimates in relation to revenue recognition affect revenue and sales and marketing expense as reflected on our statements of operations, and unbilled accounts receivable and accrued commissions accounts as reflected on our balance sheets. For any quarterly reporting period, we may not have actual usage data for certain energy suppliers and will need to estimate revenue. We record revenue utilizing estimated usage based on the energy consumers’ historical usage profile. At the end of each reporting period, we adjust estimated revenue to reflect actual usage for the period. For the nine months ended September 30, 2006, we estimated usage for approximately 15% of our revenue resulting in an approximate 0.5% ($23,000) adjustment. This reduction in revenue, which is based on adjusted revenue for the quarter, resulted in an approximate 0.2% reduction in sales and marketing expense related to third party commission expense associated with those revenues. Corresponding adjustments were made to unbilled accounts receivable and accrued commissions, respectively. A 1% difference between this estimate and actual usage would have an approximate $42,000 effect on our revenue for the nine months ended September 30, 2006.

Software Development

Certain acquired software and significant enhancements to our software are recorded in accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use”. Accordingly, internally developed software costs of $61,488, $85,567 and $54,375 related to implementation, coding and configuration have been capitalized in 2003, 2004 and 2005, respectively. We amortize internally developed and purchased software over the estimated useful life (generally three years). For the years ended December 31, 2003, 2004 and 2005, $5,124, $28,625 and $54,747 of amortization expense was recorded as a component of cost of revenue, respectively.

Our estimates for capitalization of software development costs affect cost of revenue and capitalized software as reflected on our statements of operations and on our balance sheets. We capitalize certain acquired software and internal costs related to significant enhancements to our software by estimating the amount of time our internal staff has expended for implementation, coding and configuration to develop software. During the nine months ended September 30, 2006, we capitalized approximately $49,000, or 1.0%, of our total assets. We amortize internally developed and purchased software over its estimated useful life, which is generally three years. Amortization for the nine months ended September 30, 2006 was approximately $56,000, or 7% of cost of revenue. To the extent the carrying amount of the capitalized software costs may not be fully recoverable or that the useful lives of those assets are no longer appropriate, we may need to record an impairment (non-cash) charge and write-off a portion or all of the capitalized software balance on the balance sheet.

Long-Lived and Intangible Assets

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we periodically review long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable or that the useful lives of those assets are no longer appropriate. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of our assets, then intangible assets are written down first, followed by the other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

Income Taxes

We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are determined at the end of each period based on the future tax consequences that can be attributed to net operating loss carryforwards, as well as differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax basis. Deferred income tax expense or credits are based on changes in the asset or liability from period to period. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income. In determining the valuation allowance, we consider past performance, expected future taxable income, and qualitative factors which we consider to be appropriate in estimating future taxable income. Our forecast of expected future taxable income is for future periods that can be reasonably estimated. Results that differ materially from current expectations may cause management to change its judgment on future taxable income. These changes, if any, may require us to adjust our existing tax valuation allowance higher or lower than the amount recorded.

Our estimates in relation to income taxes affect income tax benefit and deferred tax assets as reflected on our statements of operations and balance sheets, respectively. The deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The realization of deferred tax assets is dependant upon the generation of future taxable income. In determining the valuation allowance, we consider past performance, expected future taxable income, and qualitative factors which we consider to be appropriate to estimate future taxable income. Our forecast of expected future taxable income is for future periods that can be reasonably estimated. Results that differ materially from current expectations may cause management to change its judgment on future taxable income. These changes, if any, may require us to adjust our existing tax valuation higher or lower. As of December 31, 2005, we had deferred tax assets of approximately $1.4 million against which we had applied an approximate $639,000 valuation allowance. To the extent we determine that our deferred tax assets are no longer recoverable, it could result in a maximum $754,000 non-cash tax charge. To the extent we determine that it is more likely than not that we will recover all our deferred tax assets, it could result in a maximum $639,000 non-cash tax credit.

Stock-Based Compensation

Effective January 1, 2006, we account for stock-based compensation in accordance with SFAS No. 123(R), “Share-based Payments”, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. SFAS No. 123(R) requires nonpublic companies that used the minimum value method in SFAS No. 123 for either recognition or pro forma disclosures to apply SFAS No. 123(R) using the prospective-transition method. As such, we will continue to apply Accounting Principles Board, or APB, Opinion No. 25 “Accounting For Stock Issued to Employees”, in future periods to equity awards outstanding at the date of SFAS No. 123(R)’s adoption that were measured using the minimum value method and prior period pro forma stock information has not been restated. In accordance with SFAS No. 123(R), we will recognize the compensation cost of share-based awards on a straight-line basis over the vesting period of the award.

Effective with the adoption of SFAS No. 123(R), we elected to use the Black-Scholes option pricing model to determine the weighted average fair value of options granted. As there was no public market for its common stock as of June 30, 2006, we determined the volatility for options granted in 2006 based on an analysis of its historical data and reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility for options granted during the nine months ended June 30, 2006 was 47%. The expected life of options has been determined utilizing the “simplified” method as prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, “Share-Based Payment”. The expected life of options granted during the six months ended June 30, 2006 was 4.75 years. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the company’s historical policy under SFAS No. 123. As a result, we applied an estimated forfeiture rate of 13% in the first nine months of 2006 in determining the expense recorded in the accompanying consolidated statement of operations.

Prior to January 1, 2006, we accounted for our stock-based awards to employees using the intrinsic value method prescribed in APB 25 and related interpretations. Under the intrinsic value method, compensation expense is measured on the date of grant as the difference between the deemed fair value of the company’s common stock and the option exercise price multiplied by the number of options granted. We provided the disclosures as required by SFAS No. 148, “Accounting for Stock-Based Compensation and Disclosure, an Amendment of FASB Statement No. 123”.

A summary of options outstanding and options exercisable as of September 30, 2006 is as follows:

	Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted			Weighted
		Remaining	Average	Aggregate	Number	Average	Aggregate
Range of		Contractual	Exercise	Intrinsic	of Shares	Exercise	Intrinsic
Exercise Price	Options	Life	Price	Value	Exercisable	Price	Value
$0.025	2,851,029	4.10 years	$0.025	$2,579,839	2,607,293	$0.025	$2,359,287
$0.240	430,000	5.47 years	0.240	296,648	130,000	0.240	106,931
$0.380	340,000	6.30 years	0.380	186,959	—	—	—
	3,621,029	4.87 years	$0.230	$3,063,446	2,737,293	$0.037	$2,466,218

The aggregate intrinsic value in the table above represents the total intrinsic value of our outstanding options and exercisable options as of September 30, 2006 based on the initial public offering price of CDN$1.05 ($0.93). The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 was approximately $1,980,144.

On July 19, 2006, the Company terminated options to purchase 60,000 shares at $0.38. On July 31, 2006, the Company granted options to purchase 742,000 shares at $0.95. These options have a weighted average remaining contractual life of 6.83 years and none of these grants were exercisable at September 30, 2006. As these options have an exercise price in excess of the initial offering price, they have no intrinsic value as of September 30, 2006.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“FAS 157”). FAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair-value measurements have on earnings. FAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and will be in effect for the Company January 1, 2008. The Company is currently evaluating the potential impact that the adoption of FAS 157 will have on its financial statements.

Seasonality

Our revenue is subject to seasonality and fluctuations during the year primarily as a result of weather conditions and their impact on the demand for energy. Our revenue is generated from the commissions we receive under any given energy contract, which is tied to the energy consumer’s consumption of energy. Therefore, revenue from natural gas consumption tends to be strongest during the winter months due to the increase in heating usage, and revenue from electricity consumption tends to be strongest during the summer months due to the increase in air conditioning usage. Our revenue is also subject to fluctuations within any given season, depending on the severity of weather conditions — during a particularly cold winter or an unseasonably warm summer, energy consumption will rise.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency rates, interest rates, and other relevant market rates or price changes. In the ordinary course of business, the Company is exposed to market risk resulting from changes in foreign currency exchange rates, and the Company regularly evaluates its exposure to such changes. The Company’s overall risk management strategy seeks to balance the magnitude of the exposure and the costs and availability of appropriate financial instruments.

Impact of Inflation and Changing Prices

Historically, our business has not been materially impacted by inflation. We provide our service at the inception of the service contract between the energy supplier and energy consumer. Our fee is typically based on a fixed dollar amount per unit of measure and fluctuates with changes in energy demand over the contract period.

We believe that our business will be cyclical in nature and is tied, in part, to market energy prices which impact transaction volume. When energy prices increase in competitive markets above the price levels of the regulated utilities, energy consumers are less likely to lock-in to higher fixed price contracts in the competitive markets and so they are less likely to use our auction platform. Conversely, when energy prices decrease in competitive markets below the price levels of the regulated utilities, energy consumers are more likely to lock-in to lower fixed price contracts in the competitive markets and so they are more likely to use our auction platform.

Foreign Currency Fluctuation

Our commission revenue is primarily denominated in U.S. dollars. Therefore, we are not directly affected by foreign exchange fluctuations on our current orders. However, fluctuations in foreign exchange rates do have an effect on energy consumers’ access to U.S. dollars and on pricing competition. We have entered into non-U.S. dollar contracts but they have not had a material impact on our operations. We do not believe that foreign exchange fluctuations will materially affect our results of operations.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006.  In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Furthermore, management considered certain matters deemed by the Company’s independent auditors to constitute a material weakness in the Company’s internal control over financial reporting described below. Based upon the required evaluation, the Chief Executive Officer and President and the Chief Financial Officer concluded that as of September 30, 2006, due to the material weakness in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In a letter dated August 2, 2006, our external auditors, UHY LLP, advised us that they were concerned that as of and for the year ended December 31, 2005, we were operating without an experienced principal accounting/financial officer with sufficient knowledge of accounting principles generally accepted in the United States, SEC financial reporting issues, internal controls, and other complex accounting and reporting issues, and that the lack of such an officer constituted a “material weakness” in our internal control over financial reporting as of December 31, 2005. A “material weakness” is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement in the financial statements or related disclosures will not be prevented or detected. In May 2006, we hired a full-time chief financial officer with the appropriate experience and background to manage the diverse and complex financial issues that may arise in our business. The chief financial officer assumed certain preparation and review roles to mitigate the material weakness.  In addition, we have recently reorganized our accounting staff and have hired an additional professional in September 2006 to augment our staff.  With these additions, we believe that we have made significant progress toward improving our internal controls during the second and third quarters of 2006 and expect that our internal control environment will improve once an appropriate finance staff has been assembled and fully integrated within the Company.  While we believe that the steps taken to date address the issue raised by our external auditors, the Company will continue to make changes to its internal controls and procedures as deemed necessary.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the third fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A.      Risk Factors

No material changes.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

    Recent Sales of Unregistered Securities

On December 4, 2006, the Company issued 600,000 shares of common stock to Massachusetts Capital Resource Company (“MCRC”) in reliance on Section 4(2) of the Securities Act of 1933, as amended, pursuant to MCRC’s exercise of an outstanding warrant for proceeds to the Company of $240,000.

    Use of Proceeds from Registered Securities

On November 16, 2006 we closed the initial public offering of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the “Registration Statement”) (Registration No. 333-136528) that was declared effective by the Securities and Exchange Commission on November 8, 2006. The 20,000,000 shares offered by us and the 7,441,064 shares sold by certain selling stockholders under our Registration Statement were sold at a price of CDN$1.05 (approximately US $0.93) per share.

A syndicate of underwriters led by Sprott Securities Inc., and including Canaccord Adams and CIBC World Markets acted in connection with the offering.  The Underwriters exercised an over-allotment option on December 5, 2006 for an additional 3,000,000 shares. The over-allotment shares were sold at a price of CDN$1.05 (approximately US $0.92) per share.

The gross proceeds to the Company from the offering were CDN$24.15 million. The aggregate proceeds to the selling stockholders from the offering were CDN$7.8 million. Our total expenses in connection with the offering were approximately CDN$4.25 million, of which approximately CDN$1.45 million was for underwriting discounts and commissions to underwriters and $2.8 million was for other expenses paid to persons other than directors or officers of our company or persons owning more than 10 percent of any class of equity securities of the Company. Our net proceeds from the offering were approximately $19.9 million.

The offering had not closed as of September 30, 2006 and, accordingly, as of such date we had not used any net proceeds from the offering.

Item 3.                  Defaults Upon Senior Securities

None.

Item 4.                  Submission of Matters to a Vote of Security Holders

None.

Item 5.                  Other Information

None.

Item 6.                   Exhibits

31.1	Certification of the Chief Executive Officer and President pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and President pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Energy Solutions, Inc.

Dated: December 22, 2006	By:	/s/ Richard Domaleski
Richard Domaleski
Chief Executive Officer and President

Dated: December 22, 2006	By:	/s/ James Parslow
James Parslow
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of the Chief Executive Officer and President pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and President pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.