Form 10-K
period 2006-12-31
World Energy Solutions, Inc.
filed 2007-03-21
CIK 1371781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from  _____________ to  _____________

Commission file number: 333-136528

World Energy Solutions, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3474959 (I.R.S. Employer Identification Number)

446 Main Street
Worcester, Massachusetts 01608
(Address of principal executive offices)

(508) 459-8100
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:
None
(Title of class)

Securities registered under Section 12(g) of the Act:
None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐  No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐  No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price of such stock as reported by the Toronto Stock Exchange on December 29, 2006 was approximately $45,967,000. The registrant’s voting stock was not publicly traded as at the end its most recently completed second fiscal quarter.

As of March 2, 2007, the registrant had 76,511,741 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 17, 2007, are incorporated by reference in Part III of this Report.

World Energy Solutions, Inc.
Form 10-K
For the Year Ended December 31, 2006

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “could”, “would”, “should”, “will”, “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates” and similar expressions. Our actual results and timing of certain events could differ materially from those discussed in these statements. Factors that could contribute to these differences include but are not limited to, those discussed under “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Report. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this report.

PART I

Item 1. Business

Overview

World Energy Solutions, Inc. is an energy brokerage company that has developed an online auction platform, the World Energy Exchange, through which energy consumers in the United States are able to purchase electricity and other energy resources from competing energy suppliers which have agreed to participate on our auction platform in a given auction. We were founded in response to the restructuring of the electricity industry in some U.S. states, which are increasingly permitting energy consumers to choose their electricity supplier. While our core competency is brokering electricity, we adapted our World Energy Exchange auction platform to accommodate the brokering of natural gas in 2002, green power in 2003 (i.e., electricity generated by renewable resources) and certain other energy-related products in 2005. Since 2001, we have brokered over 31 billion kilowatt hours of electricity for energy consumers in North America on the World Energy Exchange. We believe that we are among the pioneering companies brokering electricity online and we are not aware of any third-party competitor brokering more electricity online than we do. In addition, we have adapted our World Energy Exchange auction platform to accommodate transactions in fuel oils including: diesel, heating oil, propane and jet fuel and are in the process of adapting the platform to accommodate green credit transactions.

In the United States, the electricity industry restructuring that has permitted energy consumers a choice of supplier has taken place on a state-by-state basis. This development presents energy consumers with a number of challenges because they generally lack the expertise, experience and information necessary to effectively source electricity from competitive energy suppliers. We provide energy consumers that choose to switch to a competitive energy supplier with a comprehensive energy procurement solution that is designed to ensure that they receive market-based pricing terms. To date we have focused on commercial, industrial and government (CIG) energy consumers.

The Industry

We currently provide brokerage services primarily in two industries: deregulated retail and wholesale energy in the United States. Subsequent to year end, we provided brokerage services in a third emerging industry: the trading of green credits.

Electricity Deregulation

The electricity industry in the United States is governed by both federal and state laws and regulations, with the federal government having jurisdiction over the sale and transmission of electricity at the wholesale level in interstate commerce, and the states having jurisdiction over the sale and distribution of electricity at the retail level.

The federal government regulates the electricity wholesale and transmission business through the Federal Energy Regulatory Commission, or FERC, which draws its jurisdiction from the Federal Power Act, and from other legislation such as the Public Utility Regulatory Policies Act of 1978, the Energy Policy Act of 1992, or EPA 1992, and the recently enacted Energy Policy Act of 2005. FERC has comprehensive and plenary jurisdiction over the rates and terms for sales of power at wholesale, and over the organization, governance and financing of the companies engaged in such sales. States regulate the sale of electricity at the retail level within their respective jurisdictions, in accordance with individual state laws which can vary widely in material respects. Restructuring of the retail electricity industry in the United States began in the mid-1990s, when certain state legislatures restructured their electricity markets to create competitive markets that enable energy consumers to purchase electricity from competitive energy suppliers.

Prior to the restructuring of the retail electricity industry, the electricity market structure in the United States consisted of vertically integrated utilities which had a near monopoly over the generation, transmission and distribution of electricity to retail energy consumers. In states that have embraced electricity restructuring, the generation component (i.e., the source of the electricity) has become more competitive while the energy delivery functions of transmission and distribution remain as monopoly services provided by the incumbent local utility and subject to comprehensive rate regulation. In other words, in these states, certain retail energy consumers (specifically, those served by investor-owned utilities and not by municipal power companies or rural power cooperatives) can choose their electricity supplier but must still rely upon their local utility to deliver that electricity to their home or place of business.

The structure and, ultimately, the success level of industry restructuring has been determined on a state by state basis. There have been three general models for electricity industry restructuring: (i) delayed competition, (ii) phased-in competition, and (iii) full competition. The delayed competition model consists of the state passing legislation authorizing competitive retail electricity markets (i.e., customer choice of electric energy supplier), however, no action is taken by the state regulatory authority charged with utility industry oversight within such state to change the incumbent utility rates for electric energy to encourage competition. The phased-in competition model consists of the state passing legislation authorizing competitive retail electricity markets together with a gradual change of the incumbent local utility’s retail electric rates to encourage the competitive supply of electricity over time. The full competition model consists of the state passing legislation authorizing competitive retail electricity markets together with an immediate change to the incumbent local utilities’ retail electric rates that results in the whole CIG electricity market in such state being competitive immediately.

Energy consumers who choose to switch electricity suppliers can either do it themselves by contacting competitive energy suppliers directly, or indirectly, by engaging aggregators, brokers or consultants, collectively referred to as ABCs, to assist them with their electricity procurement.

Competitive Energy Suppliers:  These entities take title to power and resell it directly to energy consumers. These are typically well-funded entities, which both service energy consumers and also work with ABCs to contract with energy consumers. Presently, we estimate there are over 40 competitive suppliers several of which operate on a national level and are registered in nearly all of the 14 states and the District of Columbia that permit CIG energy consumers to choose their electricity supplier and have deregulated pricing to create competitive markets.

Aggregators, Brokers and Consultants:  ABCs facilitate transactions by having competitive energy suppliers compete against each other in an effort to get their energy customers the lowest price. This group generally uses manual request for proposal (RFP) processes that are labor intensive, relying on phone, fax and email solicitations. We believe that the online RFP process is superior to the traditional paper based RFP process as it involves a larger number of energy suppliers, can accommodate a larger number of bids within a shorter time span, and allows for a larger amount of contract variations including various year terms, territories and energy usage patterns.

Online Brokers:  Online brokers are a subset of the ABCs. These entities use online platforms to run electronic RFP processes in an effort to secure the lowest prices for their energy customers by having competitors bid against one another. We believe that we are among the pioneering companies brokering electricity online and we are not aware of any competitor that has brokered more electricity online than we have.

Natural Gas

The natural gas industry in the United States is governed by both federal and state laws and regulations, with the federal government having jurisdiction over the transmission of natural gas in interstate commerce, and the states having jurisdiction over the sale and distribution of electricity at the retail level.

The federal government regulates the natural gas transmission business through FERC which draws its jurisdiction from the Natural Gas Act, and from other legislation such as the recently enacted Energy Policy Act of 2005. FERC has comprehensive and plenary jurisdiction over the rates and terms for transmission of gas in interstate commerce, and over the organization, governance and financing of the companies engaged in such transmission. States regulate the distribution and sale of gas at the retail level within their respective jurisdictions, in accordance with individual state laws which can vary widely in material respects.

The natural gas market in the United States is deregulated in most states and offers retail energy consumers access to their choice of natural gas commodity supplier.

Following a period of heavy regulation, the gas industry was deregulated in three phases as a result of legislation enacted in 1978 followed by multiple orders of FERC. The expected result of this deregulation was to stimulate competition in the natural gas industry down the pipeline to the distribution level.

At the retail level, reforms and restructuring have taken place on a state-by-state basis, with varying nuances to the restructuring in different states. For example, state commissions have allowed local distribution companies to offer unbundled transportation service to large customers; occasionally to provide flexible pricing in competitive markets; and to engage in other competitive activities.

Today, the Company estimates that utilities in over 40 states permit retail natural gas consumers to choose their natural gas commodity suppliers. In most instances, the incumbent local distribution utility still delivers the commodity to the consumers’ premises, even if a different supplier is selected to provide the commodity. The level of competitive choice available to retail CIG energy consumers has increased, with a wide range of products and a significant number of suppliers participating in both retail and wholesale transactions.

Green Credits

Concerns about global warming have spawned a number of initiatives to reduce greenhouse gas emissions. The most well known of these initiatives is the Kyoto Protocol pursuant to which many countries in Europe, Asia and elsewhere have created carbon cap and trade systems. While the United States has not adopted the Kyoto Protocol at a federal level, there are a number of initiatives in the U.S. at the regional, state and local level aimed at limiting greenhouse gas emissions including the Regional Greenhouse Gas Initiative, a collaboration of seven Northeastern states and renewable portfolio standards - initiatives adopted by states and the District of Columbia regarding the minimum requirements mandated to utilities to derive power from renewable sources, including initiatives such as the New Jersey Solar Renewable Energy Credit (SREC) initiative.

These mandates are spurring investments in renewable energy, carbon efficiency and recovery processes to create credits that can be traded to countries or companies seeking to get beneath mandated carbon emission limits. Thus far these credits are being traded privately or via exchanges (such as the European Climate Exchange, Evomarkets, and the Chicago Climate Exchange) that have been formed to take advantage of these opportunities, although we believe that a structured auction event may be a more efficient mechanism for transacting these credits.

Company Strategy and Operations

Overview

World Energy is an energy brokerage company that has developed an online auction platform, the World Energy Exchange. We bring energy suppliers and CIG energy consumers together in our virtual marketplace, often with the assistance of our channel partners, who identify and work with energy consumers on our behalf. The World Energy Exchange is part of a comprehensive online energy procurement process that includes the following modules:

•	energy sourcing management — a database of suppliers and contacts;

•	deal and task management — a module to list, assign and track steps to complete a procurement successfully;

•	market intelligence — a database of information related to market rules and pricing trends for deregulated markets;

•	RFP development — a module to create RFPs with a variety of terms and parameters;

•	conducting auctions — underlying software to manage the bidding and timing of an auction and display the results;

•	energy consumer portfolio management — a database of consumer contracts, sites, accounts and usage;

•	commission reporting — a system to display forecasted and actual commissions due to channel partners; and

•	receivables management — a system to upload data received from suppliers and track payment receipt.

Our technology-based comprehensive energy brokerage solution is attractive to channel partners as it provides them with a business automation platform to enhance their growth, profitability and customer satisfaction. Channel partners are important to our business because these entities offer our World Energy Exchange auction platform to enhance their service offerings to their customers. By accessing our market intelligence and automated auction platform, channel partners significantly contribute to our transaction volume and the volume of energy procured via our auction platform, and in return we pay them a commission at a fixed contractual commission rate based on the revenues earned from energy suppliers. The contractual commission rate is negotiated in the channel partner agreement based on a number of factors, including expected volume, effort required in the auction process and competitive factors.

As a requirement to bid in an auction (which is described in greater detail below), energy suppliers must agree to an on-line agreement to pay our fee if they execute a contract as a result of the auction. Following an auction event, our employees continue to work with the energy consumer and energy supplier through the contract negotiation process and, accordingly, we are aware of whether a contract between the energy consumer and energy supplier is consummated. If a contract is entered into between an energy consumer and an energy supplier using the World Energy Exchange auction platform, we are compensated based upon a commission that is built into the price of the energy commodity. This approach is attractive to energy suppliers and energy consumers because there is no fee charged to the energy supplier or the energy consumer if the brokering process does not result in an energy procurement contract. Our commissions are based on energy usage transacted between the energy supplier and energy consumer multiplied by our contractual commission rate, and is set forth in two contracts between us and the energy supplier. The first agreement is an energy supplier master agreement, whereby energy suppliers are allowed to bid on energy consumer usage in exchange for agreeing to pay the fee that we have negotiated with the energy consumer, and the second is a fee addendum to the contract between the energy consumer and energy supplier that sets forth the fee and energy accounts to which the fee applies.

Monthly revenue is based on actual usage data obtained from the energy supplier for a given month or, to the extent actual usage data is not available, based on the estimated amount of electricity and gas delivered to the energy consumer for that month. While the number of contracts closed via the World Energy Exchange in any given period can fluctuate widely due to a number of factors, this revenue recognition method provides for a relatively predictable revenue stream, as revenue is based on the energy consumers actual historical energy usage profile. However, monthly revenue can still vary from our expectations because usage is affected by a number of variables which cannot always be accurately predicted, such as the weather and general business conditions affecting our energy consumers.

Contracts between CIG energy consumers and energy suppliers are signed for a variety of term lengths, with a one year contract term being typical for commercial and industrial energy consumers, and government contracts typically having two to three year, and occasionally five year terms. The chart below displays our annualized backlog as at year-end from 2002 through 2006. Annualized backlog represents the revenue that we would derive within the twelve months following the date on which the backlog is calculated from contracts between CIG energy consumers and energy suppliers that are in force on such date, assuming such CIG energy consumers use energy at their historical usage levels. For any particular contract, annualized backlog is calculated by multiplying the CIG energy consumer’s historical usage by our fixed contractual commission rate. This metric is not intended as an estimate of overall future revenues, since it does not purport to include revenues that may be earned during the relevant 12 month backlog period from new contracts or renewals of contracts that expire during such period. In addition, annualized backlog does not represent guaranteed future revenues, and to the extent actual usage under a particular contract varies from historical usage, our revenues under such contract will differ from the amount included in annualized backlog. Annualized backlog as at December 31, 2006 contains all contracts in force as of December 31, 2006 that have expected revenue associated with them from January 1, 2007 through December 31, 2007. These contracts may expire during the period and therefore the annualized backlog does not include any revenue from expected contract renewals.

Annualized Backlog
(in millions)

Because the calculation of backlog is a calculation of a contracted commission rate multiplied by a historical energy usage figure, our annualized backlog may not necessarily be indicative of future results. Annualized backlog should not be viewed in isolation or as a substitute for our historical revenues presented in the financial statements included in this Form 10-K. Events that may cause future revenues from contracts in force to differ materially from our annualized backlog include the events that may affect energy usage, such as overall business activity levels, changes in energy consumers’ businesses, weather patterns and other factors described under “Risk Factors”.

The Brokerage Process

Our brokerage process is supported by a variety of software modules designed with the goal to find energy supplies at the lowest possible price while providing step-by-step process management and detailed documentation prior to, during and following the auction. Our process includes data collection and analysis, establishing the utility benchmark price, conducting multiple auction events to enable testing of various term and price combinations and assisting in contract completion. We create an audit trail of all the steps taken in a given transaction. Specific web pages track all information provided to energy suppliers including energy supplier calls, supplier invitations, usage profiles and desired contract parameters.

At the commencement of the process, non-government energy consumers will enter into a procurement consulting agreement with us pursuant to which we are appointed as the energy brokerage service provider to solicit and obtain bids for the supply of energy and to assist in the procurement of energy. Government energy consumers will send out a solicitation at the commencement of the brokerage process which sets out the contract terms. Only energy suppliers that are qualified under the solicitation may participate in the auction. Energy suppliers who wish to bid on the provision of energy to such energy consumers must partake in our brokerage process and cannot contract with energy consumers outside of our brokerage process. The procurement consulting agreement authorizes us to retrieve the energy consumer’s energy usage history from the utility serving its accounts. We utilize the usage history to identify and analyze the energy consumer’s energy needs and to run a rate and tariff model which calculates the utility rate for that energy consumer’s facilities. This price is used as a benchmark price to beat for the auction event.

Prior to conducting the auction, the auction parameters, including target price, supplier preferences, contract terms, payment terms and product mix, as applicable, are discussed with the energy consumer and agreed upon. Approximately two to five days prior to the auction, we will post RFP’s with these auction parameters on our World Energy Exchange and alert the potential energy suppliers. Additionally, energy suppliers are provided with information about the energy consumer, historical energy usage information relating to the energy consumer’s facilities, and the desired contract parameters, several days in advance of the auction as part of the RFP. This advanced notice gives the energy suppliers the opportunity to analyze the value of a potential deal and the creditworthiness of the energy consumer. We believe that, using this information along with the auction parameters described in the RFP, the energy suppliers develop a bidding strategy for the auction.

The auction is run on the World Energy Exchange, which is our auction platform. The auction creates a competitive bidding environment that is designed to cause energy suppliers to bid their prices down during the auction event in response to other competitive bids. Specifically, energy suppliers enter an auction by submitting an opening bid at or lower than the suggested opening bid posted on the RFP. After they enter the auction and assess the bidding activity, energy suppliers may begin testing the competition by submitting a bid lower than the then leading bid. They do this presumably to test their pricing and to gauge the relative level of competition for the deal. There is typically a modest level of bidding and counter-bidding activity among energy suppliers until the final 30 seconds of the auction when bidding activity tends to increase. In the final seconds, all energy suppliers see the then-leading bid and must make a judgment as to how low to submit their last bid in order to win the deal. At this point in the auction, energy suppliers make their final bid without knowledge of what any other energy suppliers are bidding. We call this a final “blind” bid. Because an energy supplier does not know what the other energy suppliers will bid in their blind bid, this process has often resulted in the leading energy supplier outbidding itself at the moment before the auction closes in an effort to maintain its lead position and win the auction event.

Typically, a number of auctions tailored to the energy consumer’s specific energy needs will be held. Our World Energy Exchange provides rapid results and can accommodate a multitude of permutations for offers, including various year terms, utility territories, load factors and green power requirements. For commercial and industrial energy consumers, we typically run two to six auction events and for large government aggregations that generally are more complex, we typically run 20 to 40 auction events. Each auction event usually lasts less than 15 minutes. Included as part of any auction transaction are date and time stamping of bids, comparison of each bid with utility rates where determinable rates are available, as well as automated stop times, which ensure the integrity of auction events. The World Energy Exchange is also periodically synchronized to the atomic clock which is intended to ensure that auction start and stop times are precise.

Following an auction, the auction results are analyzed and if the auction has been successful, we assist the energy consumer with the contracting process with the energy supplier which is typically finalized within one hour of the closing of the last auction event. In the case of a commercial energy consumer, we facilitate any remaining discussion between the leading energy supplier and the energy consumer relating to the energy supplier’s contract terms that were not addressed in establishing the auction parameters. In the case of government energy consumers, the energy suppliers have seen and, in general, have agreed to the form of supply contract being required by the government energy consumer. Accordingly, the time period between the end of the auction and the execution of a contract is usually shorter than in the case of non-government energy consumers. Not all auctions result in awarded contracts.

As part of the contracting process between the successful energy supplier and the energy consumer, the energy supplier will enter into a fee addendum with us which provides for payment of a commission on a monthly basis based on actual energy usage by the energy consumer during the contract term. We also receive a monthly summary accounting of the energy consumer’s energy consumption. For electricity contracts, we have historically received a commission ranging generally from $0.00005 to $0.0025 per kilowatt hour consumed by the energy consumer. For natural gas contracts, we have historically received a commission ranging generally from $0.01 to $0.10 per decatherm of gas consumed by the energy consumer. If a channel partner was involved, the channel partner will receive a commission based on a fee sharing arrangement it has negotiated with us in the applicable channel partner agreement.

The incumbent local utility serving a given location is typically obligated to deliver electric energy to the customer’s premises from the location where the supplier delivers electricity into that local utility’s delivery system. However, the energy supplier is responsible for enrolling the energy consumer’s account with the applicable local utility and the energy supplier remains liable for any costs resulting from the physical loss of energy during transmission and delivery to the customer’s premises. We never buy, sell or take title to the energy products on our auction platform.

We typically interface directly with the energy consumer through the brokerage process. However, if a channel partner is involved, the channel partner will often perform one or more of the following functions: working with an energy consumer to sign a procurement consulting agreement, interacting with the energy consumer relating to World Energy analyses, supporting the decision-making, and interfacing with the energy consumer during the contracting process. However, even if a channel partner is involved, we are still primarily responsible for tasks such as interacting with utilities to obtain an energy consumer’s usage history, performing analyses, creating RFPs, interfacing with suppliers, and scheduling, conducting and monitoring auctions and collecting the commission earned from the energy supplier.

Growth Strategy

Our overall objective is to achieve a preeminent position as the exchange for executing transactions in energy and energy-related products. We seek to achieve our objective by expanding our community of channel partners, energy consumers and energy suppliers on our exchange, strengthening and expanding long-term relationships with government agencies, broadening our exchange to include other geographic markets and other energy and energy-related markets, including wholesale transactions with utilities and the emerging green credits market, making strategic acquisitions, and growing our sales force. Key elements of our strategy are as follows:

Continuing to Develop Channel Partner Relationships  A significant majority of the energy consumers using our auction platform have been introduced to us through our channel partners. Our primary growth strategy is to focus on developing and increasing our number of channel partner relationships in an effort to expand the base of energy consumers using our auction platform and to increase the volume of energy procured on our World Energy Exchange. As illustrated by the diagram below, we have consistently increased the number of channel partners since 2002 from 3 to 29, and have recently made investments to focus on recruitment and training in an effort to accelerate the addition of channel partners. We will also consider future opportunities to work with channel partners who have succeeded in establishing a significant customer base. The following table sets out the growth in our channel partner relationships since the fiscal year ended December 31, 2002 and data is presented as at December 31, 2006.

Number of Channel Partners

Strengthening and Expanding Long-term Relationships with Government Agencies  We intend to build on the relationships we have established with federal, state and local government agencies. We expect that our expertise in brokering cost-saving energy contracts for government agencies will continue to be in demand as contract terms expire and governments look to contract for low energy prices in a competitive market. In 2001, we first penetrated the government segment by brokering energy for the United States Federal Government’s General Services Administration, or GSA, as a subcontractor to channel partner Science Applications International Corporation, or SAIC. In September 2005, we were awarded a five-year contract to provide energy brokerage services to the GSA. Working with SAIC, we have completed hundreds of auctions resulting in dozens of procurements for GSA and its federal government electricity consumers in four states and for natural gas in over 30 states.

In 2004, together with SAIC, we assisted the State of Maryland in procuring a two-year electricity supply contract through our World Energy Exchange, leading to an annual savings that we estimate to be over $5 million compared to the incumbent utility’s previous rate. In 2005, Maryland was awarded the National Association of State Facilities Administrators Innovation Award and the National Association of State Chief Administrators Outstanding Program Award in recognition of its innovative approach to energy procurement and leadership. This recognition has contributed to us along with our channel partner being awarded contracts to broker energy for the Commonwealth of Massachusetts, Montgomery County, Maryland, the District of Columbia and the Commonwealth of Pennsylvania. We intend to leverage this recognition to secure business relationships with other state and local governments. We believe that this strategy will not only permit us to grow our business laterally by establishing a business presence in other states but will also provide an opportunity for us to increase our base of energy consumers by branching out into other sectors and increasing our penetration into other levels of a particular state’s government agencies and organizations.

Targeting Other Energy-Related Markets  While our core competence lies in electricity brokerage for CIG energy consumers, we intend to expand our brokerage services into new markets. To date, we have brokered over 64 million decatherms of natural gas under contract under GSA’s Natural Gas Acquisition Program and continue to grow our natural gas brokering activities to support existing energy consumer relationships. At the request of participants on our auction platform, we have adapted our World Energy Exchange platform to accommodate transactions in fuel oils including: diesel, heating oil, propane and jet fuel. Our World Energy Exchange has been and can further be modified to expand our capabilities to broker other energy-related transactions with appropriate resource allocation.

Targeting Utilities  We have added the capability to auction energy-related products, and several auctions were closed for an aggregate of over 5 billion kilowatt hours of electricity. We believe that there is an opportunity for us to further expand our business operations to facilitate the brokering of energy-related products for utilities. Having successfully tested our wholesale market model with the recent auction described above, we seek to leverage our initial success and aim to build this aspect of our operations by replicating the auction process with other utilities.

Brokering Green Credits  We also plan to expand our operations by entering into the green credits market through our established relationships and growing reputation in the energy procurement marketplace. The brokerage of green credits would complement our current business and remains aligned with our focus on brokerage of cost-effective energy transactions. As countries attempt to reduce their environmental emissions in order to achieve compliance under the Kyoto Protocol and U.S.-based initiatives, we believe that the creation and trading of green credits will accelerate. We intend to utilize our auction platform to create an ascending auction for the trading of green credits between countries and companies who have made energy efficient improvements to reduce their emissions below the permissible levels, and those who have not.

Making Strategic Acquisitions We are also pursuing strategic acquisitions to help us expand geographically, add expertise and product depth, provide accretive revenue and profit streams or a combination of two or more of the above.

Growing our Direct Sales Force In certain CIG markets and in the emerging Wholesale and Green Markets, it makes sense to have a direct sales presence. A key growth strategy for us will be to open regional offices (in addition to our current Worcester and Washington, DC sales offices), and staff them with direct sales people. Subsequent to year end, we have hired a new Senior Vice President of Sales and are in the process of opening a sales office in Houston.

Energy Suppliers, Energy Consumers and Channel Partners

Energy Suppliers  Our success is heavily dependent on our energy supplier relationships, the credibility of our energy suppliers and the integrity of the auction process. There are approximately 240 competitive electricity, natural gas and wholesale electricity suppliers registered on the World Energy Exchange, representing a majority of all suppliers in the deregulated electricity and natural gas markets. Of the registered energy suppliers, approximately 45 had active contracts with energy consumers that were brokered through our World Energy Exchange as of December 31, 2006. Four of these energy suppliers each accounted for over 10% individually and approximately 51% in the aggregate of our revenue for the year ended December 31, 2006, and four of these energy suppliers each accounted for over 10% individually and approximately 57% in the aggregate of our revenue for the year ended December 31, 2005. In order to participate in an auction event, energy suppliers must register with us by either entering into a standard-form agreement pursuant to which the energy supplier is granted a license to access our auction platform and bid at auction events or by qualifying to participate in an auction pursuant to a government solicitation. Our national standard form agreement is for an indefinite term, may be terminated by either party upon 30 days prior written notice, is non-exclusive, non-transferable and cannot be sublicensed. Under our standard-form agreement or the government solicitation, the energy supplier agrees to pay us a commission, which varies from contract to contract and which is based on a set rate per energy unit consumed by the energy consumer.

Energy Consumers  Energy consumers using our auction platform to procure energy include government agencies and commercial and industrial energy consumers. Government energy consumers have complex energy needs in terms of both scope and scale, which management believes can best be met with a technology-based solution such as the World Energy Exchange. Additionally, the automated nature of our World Energy Exchange auction platform is designed to support protest free auctions. Working with our channel partner, SAIC, we have brokered energy for the GSA and over 25 federal agencies, Montgomery County, Maryland, the State of Maryland, the District of Columbia, the Commonwealth of Massachusetts, and the Commonwealth of Pennsylvania.

Our contracts for the online energy procurements with these governmental entities are typically for multiple years ranging from 2 to 5 years. During this contractual period, the governmental entity may run various auctions for different locations or agencies that fall under their purview. As a result, revenue from these customers could extend beyond the actual contractual term. We currently have contracts with 3 of the 14 currently deregulated states and have recently run an auction for Delaware and were awarded a contract with New Jersey to assist in their online energy procurement needs. As additional states open their electricity markets to competition and suppliers enter those markets, we plan to actively market our services to them. These contracts do not require that the government energy consumer use our services and, as is typical in government procurements, contain termination for convenience clauses. If a contract was terminated for convenience, it would typically not have any bearing on existing energy procurements run through the termination date. A summary of our major governmental contracts is as follows:

•
In September 2005, we were awarded a five-year contract to assist GSA in its procurement of energy, and since that award we have run several procurements for electricity in Texas, Illinois, New York and New Jersey, and natural gas in over 30 states. Most of the consummated electricity contracts were for five-year terms and provide the company with expected revenue through 2012. The gas contracts were for one- and two-year terms.

•
In January 2006, we successfully completed a retail, electric power procurement for the Operating Services Division of the Commonwealth of Massachusetts under the terms of a multi-year contract that was signed in December 2005.

•
In March 2006, we were awarded a multi-year contract to assist Montgomery County, Maryland with its energy procurement. During the second quarter of 2006, we ran a successful procurement that placed certain facilities in Montgomery County under one-year contracts with two option years.

•
In August 2006, for the District of Columbia, we received a co-award for the continuation of energy procurement services. In February 2007, the District of Columbia terminated this co-award for convenience. It was not clear as to the reasons for the District of Columbia’s actions and if they will re-issue the co-contract or reopen the RFP process.

•	In September 2006, we ran a series of gas auctions under the terms of a three-year contract with the Commonwealth of Pennsylvania Department of General Services.

•
In November 2006, the State of Maryland Department of General Services renewed its energy procurement contract with us through 2009. Subsequent to that award, we ran procurements that resulted in new contracts for existing accounts to lock in supply and pricing through June 2009, and for the first time included new accounts for the University system, which formerly used consultants to secure supply contracts.

Four of the energy consumers using our auction platform (Maryland Department of General Services, District of Columbia Energy Office, General Services Administration and the Commonwealth of Massachusetts) each accounted for over 10% individually and approximately 63% in the aggregate of our revenue for the year ended December 31, 2006, and three of these energy consumers accounted for over 10% individually and approximately 51% in the aggregate of our revenue for the year ended December 31, 2005.

Contract Party	Percent of Revenue for the Year Ended December 31, 2006
State of Maryland	20%
General Services Administration	17%
District of Columbia	16%
Commonwealth of Massachusetts	10%

We also maintain a direct sales arm. Targets of direct sales efforts are typically large companies with facilities in many geographic locations including hotel chains, wholesale clubs, property management firms, big box retailers, supermarkets, department stores, drug stores, convenience stores, restaurant chains, financial services firms, and manufacturers across various industries.

Channel Partners  We target commercial and industrial energy consumers primarily through channel partners. These are firms with existing client relationships with certain commercial and industrial energy consumers that would benefit from the addition of an online energy procurement solution. Channel partners consist of a diverse array of companies including energy service companies, demand side consultants and manufacturers, ABCs and strategic sourcing companies, but in the most general terms they are resellers or distributors. As of December 31, 2006, we have entered into agreements with 29 channel partners, including SAIC and Cargill Energy Services, LLC, which are currently engaged in efforts to source potential transactions to the World Energy Exchange although not all have sourced a transaction for which an auction has been completed. Upon identifying opportunities with new channel partners, we enter into a non-exclusive channel partner agreement that grants the channel partner a non-exclusive right to sell our procurement process for a term of one year, which term renews automatically unless terminated upon 30 days written notice. The channel partner receives a commission based on the amount of involvement of the channel partner in the procurement process.

Direct Sales   We also maintain a direct sales arm. Targets of direct sales efforts are typically large companies with facilities in many geographic locations including hotel chains, wholesale clubs, property management firms, big box retailers, supermarkets, department stores, drug stores, convenience stores, restaurant chains, financial services firms, and manufacturers across various industries. This sales force also will be expanded to support our efforts to secure relationships with wholesales buyers and green credit players.

Competition

Energy consumers have a broad array of options when purchasing energy. Energy consumers can either purchase energy directly from the utility at the utility’s rate or purchase energy in the deregulated market through one of the following types of entities: competitive energy suppliers, ABCs and online brokers. We compete with competitive energy suppliers, ABCs and other online brokers for energy consumers that are seeking an alternative to purchasing directly from the utility.

Online Brokers  Online brokers are a subset of the ABCs. These entities use online platforms to run electronic RFP processes in an effort to secure the lowest prices for their energy customers by having competitors bid against one another. We believe that we are among the pioneering companies brokering electricity online and we are not aware of any competitor that has brokered more electricity online than we have.

Aggregators, Brokers and Consultants  ABCs facilitate transactions by having competitive energy suppliers compete against each other in an effort to get their energy customers the lowest price. This group generally uses manual RFP processes that are labor intensive, relying on phone, fax and email solicitations.

Competitive Energy Suppliers  These entities take title to power and resell it directly to energy consumers. These are typically well-funded entities, which both service energy consumers and also work with ABCs to contract with energy consumers.

Technology

Our World Energy Exchange auction platform is comprised of a scalable transaction processing architecture and web-based energy consumer user interface. The auction platform is primarily based on internally developed proprietary software, but also includes third party components for user interface elements and reporting. The World Energy Exchange auction platform supports the selling and buying processes of energy-related products including bid placements, energy supplier registration and management, channel partner management, energy consumer management, deal process management, contract management, site management, collection and commission management, and reporting. The auction platform maintains current and historical data online for all of these components.

Our technology systems are monitored and upgraded as necessary to accommodate increasing levels of traffic and transaction volume on the website. However, future upgrades or additional technology licensing may be required to ensure optimal performance of our auction platform services. See “Risk Factors” at Item 1A. To provide maximum uptime and system availability, our auction platform is hosted in a multi-tiered, secure, and reliable fault tolerant environment which includes backup power supply to computer equipment, climate control, as well as physical security to the building and data center. In the event of a major system component failure, such as a system motherboard, spare servers are available.

We strive to offer a high level of data security in order to build the confidence in our services among energy consumers and to protect the energy consumers’ private information. Our World Energy Exchange security infrastructure has been designed to protect data from unauthorized access, both physically and over the Internet. The most sensitive data and hardware of the World Energy Exchange reside at the data centers.

Intellectual Property

We enter into confidentiality and non-disclosure agreements with third parties with whom we conduct business in order to limit access to and disclosure of our proprietary information.

We operate our auction platform under the trade names “World Energy Exchange” and “World Green Exchange”. We also own the following domain names: worldenergy.com, wesplatform.com, wexch.com, worldenergyexchange.com, echoicenet.com, e-choicenet.com, worldenergysolutions.com, worldenergysolutions.net, worldenergy.biz, worldgreenexchange.biz, worldgreenexchange.info, worldgreenexchange.us and worldpowerexchange.com. To protect our intellectual property, we rely on a combination of copyright and trade secret laws and the domain name dispute resolution system.

Our corporate name and certain of our trade names may not be eligible for protection if, for example, they are generic or in use by another party. We may be unable to prevent competitors from using trade names or corporate names that are confusingly similar or identical to ours. A company organized under the laws of the State of Florida and whose shares are publicly traded under the symbol “WEGY” also operates under the name “World Energy Solutions, Inc.” According to its filings with the Securities and Exchange Commission, this other company changed its name to “World Energy Solutions” in November 2005, and is in the business of manufacturing and selling transient voltage surge suppressors and related products and commercial and residential energy-saving equipment and applications to distributors and customers throughout the United States. Such filings indicate that this other company plans to implement a new business model to market a multi-product package to commercial, industrial and residential facilities in order to lower their overall cost of electricity, gas and water. This appears to be a different business than ours. We cannot assure you that this other company will not seek to challenge our right to the use of our name, in which case we could be drawn into litigation and, if unsuccessful could be required, or could decide, to cease using the name World Energy Solutions, Inc., in which case we would not realize any value we had built in our name. Additionally, our reputation could be damaged if the other company continues its use of the name World Energy Solutions, Inc. and such other company develops a negative reputation.

We do not have any patents and if we are unable to protect our copyrights, trade secrets or domain names, our business could be adversely affected. Others may claim in the future that we have infringed their intellectual property rights.

Personnel

As of December 31, 2006, we had 24 employees, which includes 20 full-time and four part-time employees. Full-time staff consists of three members of senior management, four sales employees, two information technology employees, eight trading desk employees and three administrative employees. In addition, we rely on a number of consultants and other advisors. The extent and timing of any increase in staffing will depend on the availability of qualified personnel and other developments in our business. None of the employees are represented by a labor union, and we believe that we have good relationships with our employees.

Company Information

We commenced operations through an entity named Oceanside Energy, Inc., which was incorporated under the laws of the State of Delaware on September 3, 1996. We incorporated World Energy Solutions, Inc. under the laws of the State of Delaware under the name “World Energy Exchange, Inc.” on June 22, 1999, and on October 31, 1999, Oceanside became a wholly-owned subsidiary of World Energy Solutions, Inc. through a share exchange whereby Oceanside stockholders were given shares of common stock of World Energy in exchange for their Oceanside shares. Pursuant to a certificate of amendment filed on November 30, 1999, World Energy Exchange, Inc. changed its name to “World Energy Exchange.com, Inc.” and then back to “World Energy Exchange, Inc.” on November 2, 2000. World Energy Exchange, Inc. subsequently changed its name to World Energy Solutions, Inc. pursuant to a certificate of amendment filed on February 4, 2002. Oceanside was subsequently dissolved on May 18, 2006. On December 21, 2006, we incorporated a 100% owned subsidiary, World Energy Securities Corp., under the laws of the Commonwealth of Massachusetts.

On December 5, 2006 we concluded our initial public offering for the sale of 23,000,000 shares of common stock resulting in net proceeds to the Company of approximately $17.5 million (net of offering costs of approximately $3.6 million). In connection with the closing of this offering all of the outstanding shares of convertible preferred stock and non-voting common stock converted into 19,416,310 shares of voting common stock.

Our registered and principal office is located at 446 Main Street, Worcester, Massachusetts, 01608, United States of America, and our telephone number is (508) 459-8100. Our website is located at www.worldenergy.com.

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below before deciding to invest in shares of our common stock. If any of the following risks or uncertainties actually occurs, our business, prospects, financial condition and operating results would likely suffer, possibly materially. In that event, the market price of our common stock could decline and you could lose all or part of your investment.

Risks Related to Our Business

We have limited operating experience and a history of operating losses, and we may be subject to risks inherent in early stage companies, which may make it difficult for you to evaluate our business and prospects.

We have a limited operating history upon which you can evaluate our business and prospects. We began assisting in energy transactions in 2001 and introduced our current auction model in April of that same year. Further, we have a history of losses and, at December 31, 2006, we had an accumulated deficit of approximately $4.2 million. We cannot provide any assurance that we will be profitable in any given period or at all. You must consider our business, financial history and prospects in light of the risks and difficulties we face as an early stage company with a limited operating history. In particular, our management may have less experience in implementing our business plan and strategy compared to our competitors, including our strategy to increase our market share and build our brand name. In addition, we may face challenges in planning and forecasting accurately as a result of our limited historical data and inexperience in implementing and evaluating our business strategies. Our inability to successfully address these risks, difficulties and challenges as a result of our inexperience and limited operating history may have a negative impact on our ability to implement our strategic initiatives, which may have a material adverse effect on our business, prospects, financial condition and results of operations.

Our business is heavily influenced by how much regulated utility prices for energy are above or below competitive market prices for energy and, accordingly, any changes in regulated prices or cyclicality or volatility in competitive market prices heavily impacts our business.

When energy prices increase in competitive markets above the price levels of the regulated utilities, energy consumers are less likely to lock-in to higher fixed price contracts in the competitive markets and so they are less likely to use our auction platform. Accordingly, reductions in regulated energy prices can severely negatively impact our business. Any such reductions in regulated energy prices over a large geographic area or over a long period of time would have a material adverse effect on our business, prospects, financial condition and results of operations. Similarly, cyclicality or volatility in competitive market prices that have the effect of driving those prices above the regulated utility prices will make our auction platform less useful to energy consumers and will negatively impact our business.

The online brokerage of electricity and other energy-related products is a relatively new and emerging market and it is uncertain whether our auction model will gain widespread acceptance.

The emergence of competition in the electricity market and other energy-related products is a relatively recent development, and industry participants have not yet achieved consensus on how to most efficiently take advantage of the competitive environment. We believe that as the online energy brokerage industry matures, it is likely to become dominated by a relatively small number of competitors that can offer access to the largest number of competitive suppliers and consumers. Brokerage exchanges with the highest levels of transaction volume will likely be able to offer energy suppliers lower transaction costs and offer consumers better prices, which we believe will increasingly create competitive barriers for smaller online brokerage exchanges. For us to capitalize on our position as an early entrant into this line of business, we will need to generate widespread support for our auction platform and continue to rapidly expand the scale of our operations. Other online auction or non-auction strategies may prove to be more attractive to the industry than our auction model. If an alternative brokerage exchange model becomes widely accepted in the electricity industry and/or the other energy-related industries we participate in, our business will fail.

We depend on a small number of key energy consumers for a significant portion of our revenue, many of which are government entities that have no obligation to use our auction platform or continue their relationship with us, and the partial or complete loss of business of one or more of these consumers could negatively affect our business.

We have an energy consumer base comprised primarily of large businesses and government organizations. Four of these energy consumers each accounted for over 10% individually and approximately 63% in the aggregate of our revenue for the year ended December 31, 2006, and three of these energy consumers accounted for over 10% individually and approximately 51% in the aggregate of our revenue for the year ended December 31, 2005. Our government contracts are typically for multiple years but are subject to government funding contingencies and cancellation for convenience clauses. Although our non-government contracts create a short-term exclusive relationship with the energy consumer, typically this exclusivity relates only to the specific auction event and expires during the term of the energy contract. Accordingly, we do not have ongoing commitments from these energy consumers to purchase any of their incremental energy requirements utilizing our auction platform, and they are not prohibited from using competing brokerage services. The loss of any of these key energy consumers will negatively impact our revenue, particularly in the absence of our ability to attract additional energy consumers to use our service.

We do not have contracts for fixed volumes with the energy suppliers who use our auction platform and we depend on a small number of key energy suppliers, and the partial or complete loss of one or more of these energy suppliers as a participant on our auction platform could undermine our ability to execute effective auctions.

We do not have contracts for fixed volumes with any of the energy suppliers who use our auction platform. Four energy suppliers each accounted for over 10% individually and approximately 51% in the aggregate of our revenue for the year ended December 31, 2006, and four of these energy suppliers each accounted for over 10% individually and approximately 57% in the aggregate of our revenue for the year ended December 31, 2005. The loss of any of these, or other significant, suppliers will negatively impact our operations, particularly in the absence of our ability to locate additional national suppliers. We do not have agreements with any of these suppliers preventing them from directly competing with us or utilizing competing services.

We depend on our channel partners to establish and develop certain of our relationships with energy consumers and the loss of certain channel partners could result in the loss of certain key energy consumers.

We rely on our channel partners to establish certain of our relationships with energy consumers. Our ability to maintain our relationships with our channel partners will impact our operations and revenue. We depend on the financial viability of our channel partners and their success in procuring energy consumers on our behalf. One of our channel partners was involved with identifying and qualifying energy consumers which entered into contracts that accounted for approximately 63% of our revenue for the year ended December 31, 2006, and two of our channel partners were involved with identifying and qualifying energy consumers which entered into contracts that accounted for over 10% individually and approximately 80% in the aggregate of our revenue for the year ended December 31, 2005. Channel partners may be involved in various aspects of a deal including but not limited to lead identification, the selling process, project management, data gathering, contract negotiation, deal closing and post-auction account management. To the extent that a channel partner ceases to do business with us, or goes bankrupt, dissolves, or otherwise ceases to carry on business, we may lose access to that channel partner’s existing client base, in which case the volume of energy traded through the World Energy Exchange will be adversely affected and our revenue will decline.

If we are unable to rapidly implement some or all of our major strategic initiatives, our ability to improve our competitive position may be negatively impacted.

Our strategy is to improve our competitive position by implementing certain key strategic initiatives in advance of competitors, including the following:

•	continuing to develop channel partner relationships;

•	strengthen and expand long-term relationships with government agencies;

•	target other energy-related markets;

•	target utilities in order to broker energy-related products for them; and

•	develop a green credits auction platform.

We cannot assure you that we will be successful in implementing any of these key strategic initiatives, or that our time to market will be sooner than that of competitors. Some of these initiatives relate to new services or products for which there are no established markets, or in which we lack experience and expertise. In addition, the execution of our growth strategies will require significant increases in working capital expenses and increases in capital expenditures and management resources and may subject us to additional regulatory oversight.

If we are unable to rapidly implement some or all of our key strategic initiatives in an effective and timely manner, our ability to improve our competitive position may be negatively impacted, which would have a material and adverse effect on our business and prospects.

We currently derive substantially all of our revenue from the brokerage of electricity, and as a result our business is highly susceptible to factors affecting the electricity market over which we have no control.

We derived approximately 93% of revenue during 2006 and 91% of revenue during 2005 from the brokerage of electricity. Although we expect that our reliance on the brokerage of electricity will diminish as we implement our strategy to expand brokerage into other markets, we believe that our revenue will continue to be highly dependent on the level of activity in the electricity market for the near future. Transaction volume in the electricity market is subject to a number of variables, such as consumption levels, pricing trends, availability of supply and other variables. We have no control over these variables, which are affected by geopolitical events such as war, threat of war, terrorism, civil unrest, political instability, environmental or climatic factors and general economic conditions. We are particularly vulnerable during periods when energy consumers perceive that electricity prices are at elevated levels since transaction volume is typically lower when prices are high relative to regulated utility prices. Accordingly, if electricity transaction volume declines sharply, our results will suffer.

Our success depends on the widespread adoption of purchasing electricity from competitive sources.

Our success will depend, in large part, on the willingness of commercial, industrial and governmental, or CIG, energy consumers to embrace competitive sources of supply, and on the ability of our energy suppliers to consistently source electricity at competitive rates. In most regions of North America, energy consumers have either no or relatively little experience purchasing electricity in a competitive environment. Although electricity consumers in deregulated regions have been switching from incumbent utilities to competitive sources, there can be no assurance that the trend will continue. In a majority of states and municipalities, including some areas which are technically “deregulated”, electricity is still provided by the incumbent local utility at subsidized rates or at rates that are too low to stimulate meaningful competition by other providers. In addition, extreme price volatility could delay or impede the widespread adoption of competitive markets. To the extent that competitive markets do not continue to develop rapidly our prospects for growth will be constrained. Also, there can be no assurance that trends in government deregulation of energy will continue or will not be reversed. Increased regulation of energy would significantly damage our business.

Even if our auction brokerage model achieves widespread acceptance as the preferred means to transact electricity and other energy-related products, we may be unsuccessful in competing against current and future competitors.

We expect that competition for online brokerage of electricity and other energy-related products will intensify in the near future in response to expanding restructured energy markets that permit consumer choice of energy sources and as technological advances create incentives to develop more efficient and less costly energy procurement in regional and global markets. The barriers to entry into the online brokerage marketplace are relatively low, and we expect to face increased competition from traditional off-line energy brokers, other established participants in the energy industry and online services companies that can launch online auction services that are similar to ours.

Many of our competitors and potential competitors have longer operating histories, better brand recognition and significantly greater financial resources than we do. The management of some of these competitors may have more experience in implementing their business plan and strategy and they may have pre-existing commercial or other relationships with large energy consumers and or suppliers which would give them a competitive advantage. We expect that as competition in the online marketplace increases, brokerage commissions for the energy industry will decline, which could have a negative impact on the level of brokerage fees we can charge per transaction and may reduce the relative attractiveness of our exchange services. We expect that our costs relating to marketing and human resources may increase as our competitors undertake marketing campaigns to enhance their brand names and to increase the volume of business conducted through their exchanges. We also expect many of our competitors to expend financial and other resources to improve their network and system infrastructure to compete more aggressively. Our inability to adequately address these and other competitive pressures would have a material adverse effect on our business, prospects, financial condition and results of operations.

Our costs will increase significantly as we expand our business and in the event that our revenue does not increase proportionately, we will generate significant operating losses in the future.

We expect to significantly increase our operating expenses as we continue to expand our brokerage capabilities to offer additional energy-related products, increase our sales and marketing efforts, and develop our administrative organization. We also are incurring increased costs as a result of being a publicly held company with shares listed on the Toronto Stock Exchange. As we seek to expand our business rapidly, we may incur significant operating losses. For the twelve months ended December 31, 2006 we incurred a net loss of approximately $501,000, which was a direct result of these increased costs. In addition, our budgeted expense levels are based, in significant part, on our expectations as to future revenue and are largely fixed in the short term. As a result, we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue which could compound those losses in any given fiscal period.

We depend on the services of our senior executives and other key personnel, the loss of whom could negatively affect our business.

Our future performance will depend substantially on the continued services of our senior management and other key personnel, including our vice president of sales, vice president of business development, vice president of channel sales, chief information officer, vice president of operations and account management, and our market directors. If any one or more of such persons leave their positions and we are unable to find suitable replacement personnel in a timely and cost efficient manner, our business may be disrupted and we may not be able to achieve our business objectives, including our ability to manage our growth and successfully implement our strategic initiatives. We do not have long-term employment agreements with our senior management or other key personnel and we do not have a non-competition agreement with our current chief executive officer.

We must also continue to seek ways to retain and motivate all of our employees through various means, including through enhanced compensation packages. In addition, we will need to hire more employees as we continue to implement our key strategy of building on our market position and expanding our business. Competition for qualified personnel in the areas in which we compete remains intense and the pool of qualified candidates is limited. Our inability to attract, hire and retain qualified staff on a cost efficient basis may have a material adverse effect on our business, prospects, financial condition, results of operations and ability to successfully implement our growth strategies.

We depend on third-party service and technology providers and any loss or break-down in those relationships could damage our operations significantly if we are unable to find alternative providers.

We depend on a number of third party providers for web hosting, elements of our online auction system, data management and other systems, as well as communications and networking equipment, computer hardware and software and related support and maintenance. There can be no assurance that any of these providers will be able to continue to provide these services without interruption and in an efficient, cost-effective manner or that they will be able to adequately meet our needs as our transaction volume increases. An interruption in or the cessation of such third-party services and our inability to make alternative arrangements in a timely manner, or at all, could have a material adverse effect on our business, financial condition and operating results. There is also no assurance that any agreements that we have in place with such third-party providers will be renewed, or if renewed, renewed on favorable terms.

Our business depends heavily on information technology systems the interruption or unavailability of which could materially damage our operations.

The satisfactory performance, reliability and availability of our exchange, processing systems and network infrastructure are critical to our reputation and our ability to attract and retain energy consumers and energy suppliers to the World Energy Exchange. Our efforts to mitigate systems risks may not be adequate and the risk of a system failure or interruption cannot be eliminated. Although we have never experienced an unscheduled interruption of service, any such interruption in our services may result in an immediate, and possibly substantial, loss of revenue and damage to our reputation.

Our business also depends upon the use of the Internet as a transactions medium. Therefore, we must remain current with Internet use and technology developments. Our current technological architecture may not effectively or efficiently support our changing business requirements.

Any substantial increase in service activities or transaction volume on the World Energy Exchange and the development of the World Green Exchange may require us to expand and upgrade our technology, transaction processing systems and network infrastructure. There can be no assurance that we will be able to successfully do so, and any failure could have a material adverse effect on our business, results of operations and financial condition.

Breaches of online security could damage or disrupt our reputation and our ability to do business.

To succeed, online communications must provide a secure transmission of confidential information over public networks. Security measures that are implemented may not always prevent security breaches that could harm our business. Although to our knowledge we have never experienced a breach of online security, compromise of our security could harm our reputation, cause users to lose confidence in our security systems and to not source their electricity using our auction platform and also subject us to lawsuits, sanctions, fines and other penalties. In addition, a party who is able to circumvent our security measures could misappropriate proprietary information, cause interruptions in our operations, damage our computers or those of our users, or otherwise damage our reputation and business. Our insurance policies may not be adequate to reimburse us for losses caused by security breaches.

We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. These issues are likely to become more difficult and costly as our business expands.

To the extent that we expand our operations into foreign markets, additional costs and risks associated with doing business internationally will apply.

It is possible that we will have international operations in the near future. These operations may include the brokering of green credits in countries signatory to the Kyoto Protocol, the outsourcing of data and programming to lower cost locations, and the brokering of energy in other geographic markets where we believe the demand for our services may be strong. To the extent we enter geographic markets outside of the United States, our international operations will be subject to a number of risks and potential costs, including:

•	different regulatory requirements governing the energy marketplace;

•	difficulty in establishing, staffing and managing international operations;

•	regulatory regimes governing the Internet and auctioneering that may limit or prevent our operations in some jurisdictions;

•	different and more stringent data privacy laws;

•	differing intellectual property laws;

•	differing contract laws that prevent the enforceability of agreements between energy suppliers and energy consumers;

•	the imposition of special taxes, including local taxation of our fees or of transactions through our exchange;

•	strong local competitors;

•	currency fluctuations; and

•	political and economic instability.

Our failure to manage the risks associated with international operations could limit the future growth of our business and adversely affect our operating results. We may be required to make a substantial financial investment and expend significant management efforts in connection with any international expansion.

The application of taxes including sales taxes and other taxes could negatively affect our business.

The application of indirect taxes (such as sales and use tax, value added tax, goods and services tax, business tax, and gross receipt tax) to e-commerce businesses and our users is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the Internet and e-commerce. In many cases, it is not clear how existing statutes apply to the Internet or e-commerce. In addition, some jurisdictions have implemented or may implement laws specifically addressing the Internet or some aspect of e-commerce. The application of existing or future laws could have adverse effects on our business.

Several proposals have been made at the United States state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could diminish our opportunity to derive financial benefit from our activities. The United States federal government’s moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet is scheduled to expire in November 2007. This moratorium does not prohibit federal, state, or local authorities from collecting taxes on our income or from collecting taxes that are due under existing tax rules.

In conjunction with the Streamlined Sales Tax Project — an ongoing, multi-year effort by certain state and local governments to require collection and remittance of distant sales tax by out-of-state sellers — bills have been introduced in the U.S. Congress to overturn the Supreme Court’s Quill decision, which limits the ability of state governments to require sellers outside of their own state to collect and remit sales taxes on goods purchased by in-state residents. An overturning of the Quill decision would harm our users and our business.

The passage of new legislation and the imposition of additional tax requirements could increase the costs to energy suppliers and energy consumers using our auction platform and, accordingly, could harm our business. There have been, and will continue to be, ongoing costs associated with complying with the various indirect tax requirements in the numerous states, localities or countries in which we currently conduct or will conduct business.

U.S. federal or state legislative or regulatory reform of the current systems governing commodities or energy may affect our ability to conduct our business profitably.

We are currently not regulated as an energy provider, broker or commodities dealer. Changes to the laws or regulations governing activities related to commodities trading or energy procurement, supply, distribution or sale, or transacting in energy-related products or securities could adversely affect the profitability of our brokerage operations or even our ability to conduct auctions. In addition, our future lines of business under consideration, including transacting in green credits, could subject us to additional regulation. Changes to the current regulatory framework could result in additional costs and expenses or prohibit certain of our current business activities or future business plans. We cannot predict the form any such legislation or rule making may take, the probability of passage, and the ultimate effect on us.

We may expand our business through acquisition of other businesses and technologies which will present special risks.

We may expand our business in certain areas through the acquisition of businesses, technologies, products and services from other businesses. Acquisitions involve a number of special problems, including:

•	the need to incur additional indebtedness, issue stock or use cash in order to complete the acquisition;

•	difficulty integrating acquired technologies, operations and personnel with the existing business;

•	diversion of management attention in connection with both negotiating the acquisitions and integrating the assets;

•	strain on managerial and operational resources as management tries to oversee larger operations;

•	the funding requirements for acquired companies may be significant;

•	exposure to unforeseen liabilities of acquired companies;

•	increased risk of costly and time-consuming litigation, including stockholder lawsuits; and

•
potential issuance of securities in connection with an acquisition with rights that are superior to the rights of our common stockholders, or which may have a dilutive effect on our common stockholders.

We may not be able to successfully address these problems. Our future operating results will depend to a significant degree on our ability to successfully integrate acquisitions and manage operations while also controlling expenses and cash burn.

Risks Relating to Intellectual Property

We may be unable to adequately protect our intellectual property, which could harm us and affect our ability to compete effectively.

We have developed proprietary software, logos, brands, service names and web sites, including our proprietary auction platform. Although we have taken certain limited steps to protect our proprietary intellectual property (including consulting with outside patent and trademark counsel regarding protection of our intellectual property and implementing a program to protect our trade secrets), we have not applied for any patents with respect to our auction platform and we have not registered any trademarks. The steps we have taken to protect our intellectual property may be inadequate to deter misappropriation of our proprietary information or deter independent development of similar technologies by others. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, vendors, former employees and current employees, despite the existence of confidentiality agreements and other contractual restrictions. If our intellectual property rights are not adequately protected, we may not be able to commercialize our services. We may be unable to detect the unauthorized use of, or take adequate steps to enforce, our intellectual property rights. In addition, certain of our trade names may not be eligible for protection if, for example, they are generic or in use by another party. Accordingly, we may be unable to prevent competitors from using trade names that are confusingly similar or identical to ours.

Our auction platform, services, technologies or usage of trade names could infringe the intellectual property rights of others, which may lead to litigation that could itself be costly, could result in the payment of substantial damages or royalties, and/or prevent us from using technology that is essential to our business.

Although no third party has threatened or alleged that our auction platform, services, technologies or usage of trade names infringe their patents or other intellectual property rights, we cannot assure you that we do not infringe the patents or other intellectual property rights of third parties.

Infringement and other intellectual property claims and proceedings brought against us, whether successful or not, could result in substantial costs and harm to our reputation. Defending our intellectual property rights could result in the expenditure of significant financial and managerial resources, which could adversely affect our business, financial condition, and operating results. If our business is successful, the possibility may increase that others will assert infringement claims against us.

We use intellectual property licensed from third parties in our operations. There is a risk that such licenses may be terminated, which could significantly disrupt our business. In such an event, we may be required to spend significant time and money to develop a non-infringing system or process or license intellectual property that does not infringe upon the rights of that other person or to obtain a license for the intellectual property from the owner. We may not be successful in that development or any such license may not be available on commercially acceptable terms, if at all. In addition, any litigation could be lengthy and costly and could adversely affect us even if we are successful in such litigation.

Our corporate name and certain of our trade names may not be eligible for protection if, for example, they are generic or in use by another party. We may be unable to prevent competitors from using trade names or corporate names that are confusingly similar or identical to ours. A company organized under the laws of the State of Florida and whose shares are publicly traded under the symbol “WEGY” also operates under the name “World Energy Solutions, Inc.” According to its filings with the Securities and Exchange Commission, this other company changed its name to “World Energy Solutions” in November 2005, and is in the business of manufacturing and selling transient voltage surge suppressors and related products and commercial and residential energy-saving equipment and applications to distributors and customers throughout the United States. Such filings indicate that this other company plans to implement a new business model to market a multi-product package to commercial, industrial and residential facilities in order to lower their overall cost of electricity, gas and water. This appears to be a different business than ours. We cannot assure you that this other company will not seek to challenge our right to the use of our name, in which case we could be drawn into litigation and, if unsuccessful could be required, or could decide, to cease using the name World Energy Solutions, Inc., in which case we would not realize any value we had built in our name. Additionally, our reputation could be damaged if the other company continues its use of the name World Energy Solutions, Inc. and such other company develops a negative reputation.

Risks Relating to Ownership of Our Common Stock

Because there is a limited trading history for our common stock and our stock price may be volatile, you may not be able to resell your shares at or above your purchase price.

We cannot predict the extent to which investors’ interests will provide an active trading market for our common stock or whether the market price of our common stock will be volatile. The market for early stage Internet and technology stocks has been extremely volatile. The following factors, many of which are outside of our control, could cause the market price of our common stock to decrease significantly from recent prices:

•	loss of any of the major energy consumers or suppliers using our auction platform;

•	departure of key personnel;

•	variations in our quarterly operating results;

•	announcements by our competitors of significant contracts, new transaction capabilities, enhancements, lower fees, acquisitions, distribution partnerships, joint ventures or capital commitments;

•	changes in governmental regulations and standards affecting the energy industry and our products, including implementation of additional regulations relating to consumer data privacy;

•	decreases in financial estimates by equity research analysts;

•	sales of common stock or other securities by us in the future;

•	decreases in market valuations of Internet or technology companies; and

•	fluctuations in stock market prices and volumes.

In the past, securities class action litigation often has been initiated against a company following a period of volatility in the market price of the company’s securities. If class action litigation is initiated against us, we will incur substantial costs and our management’s attention will be diverted from our operations. All of these factors could cause the market price of our stock to decline, and you may lose some or all of your investment. Also due to the size of the market capitalization of our shares, and the fact that we are only publicly listed on the Toronto Stock Exchange, the market for our common stock may be volatile and may not afford a high level of liquidity.

Future sales of our common stock by persons who were stockholders prior to our initial public offering could cause our stock price to decline.

If persons who were stockholders prior to our initial public offering sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of common stock could also depress the market price of our common stock. A substantial portion of our stockholders prior to our initial public offering are subject to lock-up agreements with the underwriters that restrict their ability to transfer their stock for at least 365 days after the date of the offering. Upon expiration of the lock-up agreements, an additional 43,368,733 shares of our common stock will be eligible for sale in the public market. In addition, we filed a registration statement with the SEC covering (a) substantially all of the shares of our common stock acquired upon option exercises prior to the closing of this offering, other than shares we believe are eligible for sale pursuant to Rule 144(k) under the U.S. Securities Act of 1933, as amended, as of the time of filing, (b) all of the shares subject to options outstanding, but not exercised, as of the closing of this offering, and (c) all of the shares available for future issuance under our stock incentive plans upon the closing of this offering. The market price of shares of our common stock may drop significantly when the restrictions on resale by our existing stockholders lapse and our stockholders are able to sell shares of our common stock into the market. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause you to lose part or all of your investment in our shares of common stock.

Massachusetts Capital Resource Company holds certain piggy-back and demand registration rights with respect to 600,000 shares. Certain underwriters for our initial public offering have piggy-back registration rights with respect to shares issuable upon exercise of the warrants issued in connection with our initial public offering. In the event that the holders of registration rights were to exercise such rights, upon registration of the shares of our common stock in connection with any such exercises, sales of a substantial number of shares of our common stock in the applicable public market could occur. Such sales, or the perception in such market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

Our auditors identified a material weakness in our internal control over financial reporting as of December 31, 2005

In a letter dated August 2, 2006, our external auditors, UHY LLP, advised us that they were concerned that as of and for the year ended December 31, 2005, we were operating without an experienced principal accounting/financial officer with sufficient knowledge of accounting principles generally accepted in the United States, SEC financial reporting issues, internal controls, and other complex accounting and reporting issues, and that the lack of such an officer constituted a “material weakness” in our internal control over financial reporting as of December 31, 2005. A “material weakness” is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement in the financial statements or related disclosures will not be prevented or detected. In May 2006, we hired a full-time chief financial officer with the appropriate experience and background to manage the diverse and complex financial issues that may arise in our business. In addition, we have recently reorganized our accounting staff and have hired an additional professional to augment our staff. We believe that these staffing additions have mitigated these risks and that the material weakness identified as of December 31, 2005, no longer exists. As a public company we are subject to Section 404 of the Sarbanes-Oxley Act. Compliance with Section 404 will result in the incurrence of significant costs, the commitment of time and operational resources and the diversion of management’s attention. If our management identifies material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls, our business may be harmed. Market perception of our financial condition and the trading price of our stock may also be adversely affected and customer perception of our business may suffer.

Our directors and executive officers have substantial control over us and could limit your ability to influence the outcome of key transactions, including changes of control.

Our executive officers and directors and entities affiliated with them, in the aggregate, beneficially own approximately 35.8% of our outstanding common stock. In particular, Richard Domaleski, our president and chief executive officer, beneficially owns approximately 25.0% of our outstanding common stock. Our executive officers, directors and affiliated entities, if acting together, would be able to control or influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock.

Our corporate documents and Delaware law make a takeover of our company more difficult, we have a classified board of directors and certain provisions of our certificate of incorporation and by-laws require a super-majority vote to amend, all of which may prevent certain changes in control and limit the market price of our common stock.

Our charter and by-laws and Section 203 of the Delaware General Corporation Law contain provisions that might enable our management to resist a takeover of our company. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the person became an interested stockholder, unless the interested stockholder attained such status with the approval of our Board or the business combination is approved in a prescribed manner. Our certificate of incorporation and by-laws establish a classified board of directors such that our directors serve staggered three-year terms and do not all stand for re-election every year. In addition, any action required or permitted to be taken by our stockholders at an annual meeting or special meeting of stockholders may only be taken if it is properly brought before the meeting and may not be taken by written action in lieu of a meeting, and special meetings of the stockholders may only be called by the chairman of the Board, the Chief Executive Officer or our Board. Further, our certificate of incorporation provides that directors may be removed only for cause by the affirmative vote of the holders of 75% of our shares of capital stock entitled to vote, and any vacancy on our Board, including a vacancy resulting from an enlargement of our Board, may only be filled by vote of a majority of our directors then in office. In addition, our by-laws establish an advance notice procedure for stockholder proposals to be brought before an annual meeting of stockholders, including proposed nominations of persons for election to the Board. These provisions of our certificate of incorporation and by-laws, including those setting forth the classified board, require a super-majority vote of stockholders to amend. These provisions might discourage, delay or prevent a change in the control of our company or a change in our management. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

We may choose not to continue to file periodic reports with the SEC if we are not required to do so, which would limit the information available about us in the United States, and because we are not listing on a United States exchange, we do not have the same disclosure and corporate governance obligations as a company that is so listed.

Under United States securities laws, we are required to file informational reports about us with the SEC, including periodic reports on Forms 10-K and 10-Q and current reports on Form 8-K. However, unless we list our shares on a market located in the United States, our obligation to file those reports will be suspended as to any year in the event that our shares are held by fewer than 300 stockholders of record as of the beginning of that year. In such an event, we may choose not to file those reports and the information you would thereafter receive about us would be limited. We may choose not to file those reports for cost or other reasons. In addition, in the event we are not required to be a reporting issuer under the Exchange Act we will no longer be subject to certain rules intended to protect U.S. investors, such as the Sarbanes-Oxley Act. Our determination not to file those reports could have the result of limiting the market for our shares, and thereby have a negative effect on our stock price. Should we not have an obligation to file periodic reports in accordance with United States securities laws, we expect to file periodic reports in compliance with National Instrument 51-102 of the Canadian securities regulators so long as shares of our common stock is listed on the Toronto Stock Exchange.

Our shares are registered on the Toronto Stock Exchange and not on any U.S. exchange. Because we are not currently listed on any U.S. exchange, we do not have the same disclosure and corporate governance obligations as companies that are listed on a U.S. exchange. However, we are subject to corporate governance and disclosure requirements of companies listed on the Toronto Stock Exchange and as a result of being a reporting issuer in each of the provinces of Canada.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not own any real property. We lease the business premises in the following locations for the stated principal uses:

Location	Approximate Floor Space (Square Feet)	Principal Use
446 Main Street, Worcester, Massachusetts (1)	5,104	Executive office and general administration
1215 19th Street NW, Washington, District of Columbia (2)	1,500	Branch office
____________
Note:

(1)
Pursuant to a five-year lease agreement dated September 8, 2004 with Sovereign Bank at a monthly rate of $6,380 in the first year, $7,443.33 in the second year, $8,081.33 in the third and fourth years and $8,400.33 in the fifth year, plus operating expenses and taxes.

(2)	Pursuant to a one-year lease agreement dated June 21, 2006 with Roosevelt Land, LP at a monthly rate of $4,000 plus operating expenses and taxes.

Item 3. Legal Proceedings

From time to time we may be a party to various legal proceedings arising in the ordinary course of our business. Our management is not aware of any litigation outstanding, threatened or pending as of the date hereof by or against us or our properties which we believe would be material to our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock (Symbol “XWE”) began trading on the Toronto Stock Exchange (“TSX”) on November 16, 2006. Prior to this date, there was no established public trading market for the Company’s common stock. Our common stock does not currently trade on a U.S. national market.

The following table sets forth the high and low closing prices per share reported on TSX since our initial public offering on November 16, 2006 to December 31, 2006 (in US $’s).

	High	Low
Fourth quarter	$1.25	$0.91

On March 2, 2007, the last reported sale price of our common stock on TSX was CAD$0.95 per share and there were approximately 131 holders of record of our common stock.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any dividends in the foreseeable future.

Information regarding our equity compensation plans required by this item is incorporated by reference to the information appearing under the caption “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

Use of Proceeds from Registered Securities
We registered shares of our common stock in connection with our initial public offering concurrently in Canada under the terms of a Supplemented Prep Prospectus dated November 9, 2006 and in the United States under the Securities Act of 1933, as amended, or the Securities Act. Our Registration Statement on Form S-1 (No. 333-136528) in connection with our initial public offering was declared effective by the SEC on November 9, 2006. The offering commenced as of November 10, 2006 and did not terminate before all securities were sold. The offering was co-managed by Sprott Securities, Inc., Cannacord Capital Corporation and CIBC World Markets Inc. A total of 30,441,064 shares of common stock were registered and sold in the initial public offering, including 3,000,000 shares of common stock sold upon exercise of the underwriters’ over-allotment option. Of these shares, 7,441,064 shares were offered by certain selling shareholders from which we did not receive any proceeds. No payments for expenses related to the initial public offering were made directly or indirectly to (i) any of our directors, officers, or their associates, (ii) any person owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. The net proceeds of the initial public offering, approximately $17.5 million, were invested in short-term, highly liquid money market accounts with an original maturity of 90 days or less. As of March 2, 2007, we have used approximately $2 million of the net proceeds of the initial public offering to redeem our long-term debt. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Recent Sales of Unregistered Securities
During the year ended December 31, 2006, we sold 2,190,671 shares of common stock to employees, directors, consultants or former employees through the exercise of options that were not registered under the Securities Act. These shares were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemption from registration provided by Rule 701 under the Securities Act. In addition, common stock warrants were exercised by the payment of cash resulting in 1,070,958 shares of common stock that were not registered under the Securities Act. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. No underwriters were involved in the foregoing sales of securities.

Repurchase of Equity Securities
None.

Item 6. Selected Consolidated Financial Data

The following table summarizes our consolidated financial data for the periods presented. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those consolidated financial statements appearing elsewhere in this annual report. The selected consolidated statements of operations data for the fiscal years ended December 31, 2006, 2005 and 2004, and the selected consolidated balance sheet data as of December 31, 2006 and 2005 are derived from the audited consolidated financial statements, which are included elsewhere in this document. The selected consolidated statements of operations data for the year ended December 31, 2003 and the consolidated balance sheet data at December 31, 2004 are derived from our audited consolidated financial statements not included in this document. The selected consolidated statement of operating data for the year ended December 31, 2002 and the consolidated balance sheet data as of December 31, 2003 and 2002 are derived from our unaudited consolidated financial statements not included in this document. Historical results are not necessarily indicative of the results to be expected in future periods.

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
Consolidated Statement of Operations Data:
Revenue	$5,763,098	$4,673,987	$3,191,660	$2,474,699	$1,627,286
Cost of revenue	1,166,426	648,410	563,972	872,647	795,367
Gross profit	4,596,672	4,025,577	2,627,688	1,602,052	831,919
Operating expenses:
Sales and marketing	3,227,263	2,649,786	1,814,799	1,781,173	1,485,410
General and administrative	1,862,450	995,703	710,462	557,910	577,371
Total operating expenses	5,089,713	3,645,489	2,525,261	2,339,083	2,062,781
Operating income (loss)	(493,041)	380,088	102,427	(737,031)	(1,230,862)
Other income (expense), net(1)	(312,280)	(86,838)	960,524	(180,738)	(272,866)
Income (loss) before income taxes	(805,321)	293,250	1,062,951	(917,769)	(1,503,728)
Income tax benefit	304,228	754,000	—	—	—
Net income (loss)	(501,093)	1,047,250	1,062,951	(917,769)	(1,503,728)
Accretion of preferred stock issuance costs	(6,299)	(7,199)	(7,199)	(7,199)	—
Net income (loss) available to common stockholders	$(507,392)	$1,040,051	$1,055,752	$(924,968)	$(1,503,728)
Net income (loss) available to common stockholders per share:
Basic Voting	$(0.01)	$0.02	$0.02	$(0.03)	$(0.05)
Basic Non-Voting	—	0.02	0.02	(0.03)	—
Diluted Voting and Non-Voting	(0.01)	0.02	0.02	(0.03)	(0.05)
Weighted average shares outstanding — Basic:
Voting Common Stock	45,576,477	33,049,472	32,058,759	30,105,188	30,340,029
Non-Voting Common Stock	—	6,778,327	2,880,592	339,726	—
Total Common Stock-Basic	45,576,477	39,827,799	34,939,351	30,444,914	30,340,029
Weighted Average Shares Outstanding — Diluted:	45,576,477	54,506,566	52,096,206	30,444,914	30,340,029

____________
(1)	Other income (expense) for the year ended December 31, 2004 includes a gain of $1,062,775 from extinguishment of debt.

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Cash and cash equivalents	$17,483,886	$1,584,066	$49,389	$220,796	$263,531
Working capital	16,639,898	1,372,542	(882,162)	(2,051,277)	(999,592)
Total assets	20,791,381	3,787,842	941,688	934,635	1,141,337
Long-term liabilities	87,844	1,879,745	150,368	25,565	3,835,283
Series A redeemable convertible preferred stock	—	1,501,698	1,494,499	1,487,300	—
Accumulated deficit	(4,211,367)	(3,710,274)	(4,747,524)	(5,820,475)	(4,902,707)
Total stockholders’ equity (deficit)	$17,945,002	$(938,883)	$(2,241,134)	$(3,485,026)	$(2,669,421)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

World Energy Solutions, Inc. is an energy brokerage company that has developed an online auction platform, the World Energy Exchange. We bring energy suppliers and commercial, industrial and government, or CIG, energy consumers together in the virtual marketplace, often with the assistance of channel partners. Our auction platform, the World Energy Exchange, is an online auction supplemented with information about market rules, pricing trends, energy consumer usage and load profiles. Our procurement staff uses this auction platform to conduct auctions, analyze results, guide energy consumers through contracting, and track their contracts, sites, accounts and usage history. While our core competency is brokering electricity, we have adapted our World Energy Exchange auction platform to accommodate the brokering of natural gas, green power (i.e., electricity generated by renewable resources) and energy-related products. In addition, we have adapted our World Energy Exchange auction platform to accommodate transactions in fuel oils including: diesel, heating oil, propane and jet fuel and are in the process of adapting the platform to accommodate green credit transactions.

In 2006, we grew our cost base to support our growth plans. As of December 31, 2006, we employed 20 full time employees versus 10 as of December 31, 2005 as we hired additional staff to pursue the development of our channel partner network, expand the base of energy consumers using our auction platform and accommodate expansion into brokerage of additional energy-related products. We also hired additional staff for our back office functions in expectation of the additional requirements of being a public company. These increased employee costs (salaries and commissions) and related costs were the major factors contributing to our increased cost structure in all functional areas in 2006. We expect to significantly increase our operating expenses in 2007 as we continue to expand our brokerage capabilities to offer additional energy-related products, increase our sales and marketing efforts and continue to expand our back office operation. In January 2007, we hired a Senior Vice President of Sales and expect to build out a sales staff within the major deregulated markets where we currently do not have a strong representation including Texas, New England, New York and the Midwest. In addition, we plan to build out our wholesale and green credit auction capability, which will require additional staffing and outside technical resources. We also expect there to be significant additional compliance costs associated with being a public company reporting in both the United States and Canada.

Operations

Revenue

For the vast majority of our transactions, we receive a monthly commission on energy sales contracted through our online auction platform from each energy supplier based on the energy usage generated and transacted between the energy supplier and energy consumer. Our commissions are based on the energy usage generated and transacted between the energy supplier and energy consumer multiplied by our contractual commission rate. Our contractual commission rate is negotiated with the energy consumer on a procurement by procurement basis based on energy consumer specific circumstances, including size of auction (kilowatt hours for electricity or decatherms for gas), internal effort required to organize and run the respective auction and competitive factors, among others. Once the contractual commission is agreed to with the energy consumer, all energy suppliers participating in the auction agree to that rate. That commission rate remains fixed for the duration of the contractual term regardless of energy usage. Energy consumers provide us with a letter of authority to request their usage history from the local utility. We then use this data to compile a usage profile for that energy consumer that will become the basis for the auction. This data may also be used to estimate revenue on a going forward basis, as noted below.

Revenue from commissions is recognized as earned on a monthly basis over the life of each contract as energy is consumed. We gather actual usage data through multiple mechanisms including certain suppliers’ contractual requirements to supply actual usage data to us on a monthly basis, and/or usage data we receive on a quarterly basis from local utilities. We review these usage reports in detail to determine whether we believe that the data reported is a full and accurate assessment of the usage during that period. We record brokerage commissions based on actual usage data obtained from the energy supplier for that accounting period or, to the extent actual usage data is not available, based on the estimated amount of electricity and gas delivered to the energy consumers for that accounting period. Actual data might not be received from energy suppliers due to any one of a number of things, including: timing of meter reads, utility delays in gathering the data, and/or delays within the supplier organization in forwarding data to us. We develop our estimates on a quarterly basis based on the following criteria: payments received prior to the issuance of the financial statements; usage updates from energy suppliers; and usage data from utilities. We regularly evaluate our estimates and underlying assumptions based upon our historical experience and various other factors that we believe to be reasonable under the circumstances. To the extent actual results differ from those estimates, adjustments will be made in the period in which the difference is determined. Historically, our revenue and operating results have varied from quarter-to-quarter and are expected to continue to fluctuate in the future. These fluctuations are primarily due to energy usage, particularly electricity, having higher demand in our second and third quarters and lower demand during our fourth and first quarters. In addition, the activity levels on the World Energy Exchange can fluctuate due to a number of factors, including geopolitical events, weather conditions and market prices. To the extent these factors affect the purchasing decisions of energy consumers, our future results of operations may be affected. We also receive commissions on wholesale energy sales contracted through our online auction platform from each energy supplier based on a fixed fee for service. These revenues are not tied to future energy usage and are recognized upon the completion of the auction.

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

We generally do not directly invoice energy suppliers and, therefore, we report all of our receivables as “unbilled.” Unbilled accounts receivable represents management’s best estimate of energy provided by the energy suppliers to the energy consumers for a specific completed time period at contracted commission rates and is made up of two components. The first component represents energy usage for which we have received actual data from the supplier and/or the utility but for which payment has not been received at the balance sheet date. The majority of our contractual relationships with energy suppliers require them to supply actual usage data to us on a monthly basis and remit payment to us based on that usage. The second component represents energy usage for which we have not received actual data, but for which we have estimated usage.

Cost of revenue

Cost of revenue primarily consists of:

•
employee costs (salaries and commissions) and other employee-related costs (primarily payroll taxes and fringe benefits) associated with our auction management services, which are directly related to the development and production of the online auction and maintenance of market-related data on our auction platform (our supply desk function);

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

While third party and sales commission expense vary as a function of revenue from period-to-period, we expect increases in non-commission sales and marketing expenses as we plan to increase the size of our sales and marketing staff within our government and channel partner groups, expand our geographic reach through the opening of additional sales offices within the United States and launch new business initiatives. In January 2007, we hired a Senior Vice President of Sales to extend our national footprint and deepen our Texas presence. As a result, we plan to establish a sales office in Texas and increase our staffing levels in that region and in other deregulated regions including, but not limited to, Texas, New England, New York and the Midwest. We expect to incur losses in the near term as we build our staff to address the opportunities within these regions.

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

Other income (expense)

Other income (expense) consists primarily of:

•
interest expense on our $500,000 line of credit with a bank that matured on December 14, 2005 and our $2.0 million subordinated note payable to Massachusetts Capital Resource Company (the “MCRC note”) that was redeemed on December 4, 2006;

•	interest expense related to capital leases;

•	interest income related to the proceeds from our initial public offering;

•	interest expense related to the accretion of warrants associated with the MCRC note; and

•	gain on extinguishment of debt in 2004.

Income tax benefit

Income tax benefit primarily relates to our pre-tax loss generated in 2006 and the partial reversal of our valuation allowance in 2005 against our previously established deferred tax assets. A valuation allowance is provided against the deferred tax assets generated in prior years due to uncertainty regarding the realization of those deferred tax assets, primarily net operating loss carryforwards, in the future.

Results of Operations

The following table sets forth certain items as a percent of revenue for the periods presented:

	For the Year Ended December 31,
	2006	2005	2004

Revenue	100%	100%	100%
Cost of revenue	20	14	18
Gross profit	80	86	82
Operating expenses:
Sales and marketing	56	57	57
General and administrative	33	21	22
Operating income (loss)	(9)	8	3
Other income (expense)	(5)	(2)	30
Income tax benefit	5	16	—
Net income (loss)	(9)%	22%	33%

Comparison of the Years Ended December 31, 2006 and 2005

Revenue

	For the Years Ended December 31,
	2006	2005	Increase
Revenue	$5,763,098	$4,673,987	$1,089,111	23%

Revenue increased 23% primarily due to increased energy usage by energy consumers during the year ended December 31, 2006 as compared to the same period in 2005. This increase was primarily due to the addition of new government procurements and the increase to 29 channel partners as of December 31, 2006 from 16 as of December 31, 2005. Of those channel partners, 18 had successfully contributed to our revenue by brokering transactions over the exchange during 2006 as compared to 10 during 2005.

Cost of revenue

	For the Years Ended December 31,
	2006		2005
	$	% of Revenue	$	% of Revenue	Increase
Cost of revenue	$1,166,426	20%	$648,410	14%	$518,016	80%

The 80% increase in cost of revenue related to the year ended December 31, 2006 as compared to the same period in 2005 was substantially due to an increase in employee and employee-related costs associated with the addition of four new employees and general salary increases. Cost of revenue as a percent of revenue increased 6% primarily due to the cost increases noted above, partially offset by the 23% increase in revenue.

Operating expenses

	For the Years Ended December 31,
	2006		2005
	$	% of Revenue	$	% of Revenue	Increase
Sales and marketing	$3,227,263	56%	$2,649,786	57%	$577,477	22%
General and administrative	1,862,450	33	995,703	21	866,747	87
Total operating expenses	$5,089,713	89%	$3,645,489	78%	$1,444,224	40%

The 22% increase in sales and marketing expense for the year ended December 31, 2006 as compared to the same period in 2005 was primarily due to an increase in employee and employee-related costs associated with one additional employee, general salary increases and increased commission costs associated with our higher sales activity as well as higher travel expenses. Sales and marketing expense as a percentage of revenue during the period decreased 1% due to the increase in revenue discussed above substantially offset by the increase in employee and employee-related costs.

The 87% increase in general and administrative expenses related to the year ended December 31, 2006 as compared to the same period in 2005 was primarily due to employee-related costs associated with the addition of four new employees, compliance and recruiting costs as we increased staffing in all functional areas. General and administrative expenses as a percent of revenue increased 12% substantially due to the cost increases noted above, partially offset by the 23% increase in revenue.

Other income (expense)

Interest expense increased approximately $357,000, or 376%, during the year ended December 31, 2006 as compared to the same period in 2005 primarily due to eleven months of interest on the MCRC note in 2006 as compared to two months in 2005. The increase in interest expense was substantially offset by an approximate $132,000 increase in interest income earned on the invested portion of the proceeds from our initial public offering in November 2006 and, to a lesser extent, proceeds from the MCRC note. In addition, in connection with our initial public offering, we redeemed the MCRC note at face value resulting in non-cash interest expense of approximately $221,000 due to the accelerated amortization of the balance of unamortized discount related to warrant issuances.

Income tax benefit

We recorded an income tax benefit of approximately $304,000 for the year ended December 31, 2006 reflecting an expected effective federal and state tax rate of 38% as we determined that it was more likely than not that a portion of our deferred tax assets would be benefited against expected future income. At December 31, 2006, we had gross deferred tax assets of approximately $1.7 million, against which a valuation allowance of approximately $639,000 had been applied. Gross deferred tax liabilities of approximately $266,000 were also applied against the net deferred tax asset. A valuation allowance was provided against the tax benefit generated during this period due to uncertainty regarding the realization of the net operating loss in the future.

We recorded an income tax benefit of $754,000 for the year ended December 31, 2005 as we determined it was more likely than not that a portion of our deferred tax assets would be benefited against future income.

Net income (loss)

We reported a net loss for the year ended December 31, 2006 of approximately $501,000 compared to net income of approximately $1,047,000 in 2005. The net loss in 2006 versus net income in 2005 is primarily due to the increases in operating expenses and net interest expense discussed above, which were partially offset by the 23% increase in revenue for the year ended December 31, 2006 as compared to 2005.

Comparison of the Years Ended December 31, 2005 and 2004

Revenue

	For the Years Ended December 31,
	2005	2004	Increase (Decrease)
Revenue	$4,673,987	$3,191,660	$1,482,327	46%

Revenue increased approximately $1.5 million, or 46%, in 2005 primarily due to an increase in auction activity being conducted on the World Energy Exchange. The increase was substantially due to the increase to 16 channel partners at the end of 2005 from 10 at the end of 2004. Of those channel partners, 10 had successfully contributed to our revenue by brokering transactions over the World Energy Exchange in 2005, compared to eight in 2004. In addition, we benefited from a full year of revenue from the State of Maryland procurement in 2005, which was contracted in June 2004, and in December 2004, the second largest procurement in our history using our auction platform was completed by the District of Columbia.

Cost of revenue

	For the Years Ended December 31,
	2005		2004		Increase
	$	% of Revenue	$	% of Revenue	(Decrease)
Cost of revenue	$648,410	14%	$563,972	18%	$84,438	15%

The 15% increase in cost of revenue in 2005 was substantially due to employee-related costs within the supply desk function and, to a lesser extent, increased amortization of capitalized software costs, rent and depreciation expense. Employee related costs increased primarily due to increased internal commissions directly related to the increase in revenue. Cost of revenue as a percent of revenue decreased 4% primarily due to the 46% increase in revenue partially offset by the cost increases discussed above.

Operating expenses

	For the Years Ended December 31,
	2005		2004
	$	% of Revenue	$	% of Revenue	Increase (Decrease)
Sales and marketing	$2,649,786	57%	$1,814,799	57%	$834,987	46%
General and administrative	995,703	21	710,462	22	285,241	40
Total operating expenses	$3,645,489	78%	$2,525,261	79%	$1,120,228	44%

The 46% increase in sales and marketing expense in 2005 was primarily due to third party commissions due our channel partners and, to a lesser extent, employee-related costs, including internal commissions and payroll and increased occupancy costs. Payroll increased due to the addition of one person in sales and marketing during 2005 and increased internal commission costs associated with our increase in revenue. Sales and marketing expenses as a percentage of revenue was flat year over year as the percentage increase in revenue in 2005 resulted in a corresponding percentage increase in commission expenses.

The 40% increase in general and administrative expense in 2005 was primarily due to compliance related costs, including legal and accounting services, employee-related costs and recruiting and human resource costs. These cost increases were all related to developing and enhancing our internal processes including general business matters, auditing expense and staff requirements, retention and recruitment. In addition, employee related costs increased in 2005 as fewer costs were allocated to capitalized software costs as compared to 2004. General and administrative expenses as a percentage of revenue decreased 1% primarily due to the increase in revenue substantially offset by the 40% increase in costs discussed above.

Other income (expense)

Other expense was approximately $87,000 in 2005 as compared to other income of approximately $961,000 in 2004. Other income in 2004 included an approximate $1,063,000 gain from extinguishment of debt with no similar gain in 2005. Interest expense decreased approximately $7,000, or 7%, primarily due to a decrease in interest expense on our capital leases and a decrease in interest expense related to an obligation to a securing party of our bank debt. These decreases were partially offset by interest on the MCRC note and increases in the effective borrowing rate on our $500,000 revolving line of credit with a bank.

Income tax

We recorded an income tax benefit during the fourth quarter in 2005 as we determined that it was more likely than not that a portion of our deferred tax assets would be benefited against expected future income. We did not record an income tax provision for the year ended December 31, 2004 as income (loss) before income taxes was substantially offset by net operating loss carryforwards of approximately $3.2 million and a valuation allowance was provided against our net deferred tax assets. At December 31, 2005, we had gross deferred tax assets of approximately $1.4 million, against which a valuation allowance of approximately $639,000 had been applied. Gross deferred tax liabilities of approximately $40,000 were applied against the net deferred tax asset. Prior to December 31, 2005, we had determined that it was not more likely than not that we would be able to benefit from our deferred tax assets in the future. At December 31, 2005, we reassessed the recoverability of these deferred tax items both on recent operating history and forecasts for the next three years and determined that a portion of our deferred tax assets would, more likely than not, be recoverable in the future. As a result, we recognized a tax benefit of approximately $754,000 for the year ended December 31, 2005.

Net income

We reported net income for the year ended December 31, 2005 of $1,047,250 compared to net income of $1,062,951 in 2004. The decrease in net income in 2005 versus 2004 is primarily due to the $1,062,775 gain from debt extinguishment included in other income (expense) in 2004 with no similar gain in 2005. This decrease was substantially offset by the $754,000 tax benefit resulting from the release of a portion of the valuation allowance related to our deferred tax assets and, to a lesser extent, the approximate $278,000 increase in operating income resulting from the increased revenue and improvement in the gross margin percentage in 2005 as compared to 2004.

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

In November 2005, we received $2.0 million in exchange for a subordinated note with the Massachusetts Capital Resource Company (“MCRC”), which bears interest of 10% per annum, and requires quarterly interest payments beginning on December 31, 2005. On December 4, 2006, we exercised our option to redeem the MCRC note without premium as a result of the completion of our initial public offering. In connection with the MCRC note redemption, MCRC exercised warrants to purchase 600,000 shares of the Company’s common stock. The remaining warrants to purchase 2,400,000 shares of common stock did not vest and subsequently expired due to the successful completion of our initial public offering on November 16, 2006. The net redemption amount was $1,795,000, including interest earned through the date of redemption. For the years ended December 31, 2006 and 2005, interest expense related to the subordinated debt was $437,000 and $29,444, respectively.

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

On December 5, 2006, the Company issued an additional 3,000,000 shares of common stock in accordance with an over-allotment option granted to the underwriters of the initial public offering at a price of CDN$1.05 (approximately US$0.92) per share for gross proceeds to the Company of CDN$3,150,000. Net proceeds to the Company from the initial public offering and over-allotment option were approximately $17.5 million, net of offering costs of approximately $3.6 million. In addition, the Company granted the underwriters of the initial public offering, warrants to purchase up to 1,150,000 shares of common stock at the public offering price. The warrants are exercisable from the 1-year anniversary of the warrant issuance (November 16th and December 5th for the over allotment) and expire 18 months from that date (May 15, 2009 and June 4, 2009 for the over allotment). The warrants allow for net share settlement and certain of the holders of these warrants have piggy-back registration rights. The Company valued the warrants at $274,129 and recorded it as a component of additional paid-in capital.

At December 31, 2006, we had no commitments for material capital expenditures. We have identified a number of strategic initiatives that we believe are key components of our future growth, including: expanding our community of channel partners, energy consumer and energy supplier on the exchange; strengthening and extending our long-term relationships with government agencies; entry into other energy-related markets; wholesale transactions with utilities and emerging green credits market, making strategic acquisitions and growing our sales force. We believe that our current management and financial resources are adequate to pursue these initiatives and to maintain our competitive position in both the short and long term. In January 2007, we hired a Senior Vice President of Sales to extend our national sales efforts and deepen our Texas presence. We expect to hire additional resources in an effort to pursue our strategic initiatives including: development of our channel partner, government agency and utility relationships; pursuit and development of other energy-related markets; development of our green credit trading platform; and pursuit of overseas opportunities.

Comparison of December 31, 2006 to December 31, 2005

	December 31, 2006	December 31, 2005	Increase/(Decrease)
Cash and cash equivalents	$17,483,886	$1,584,066	$15,899,820	1,004%
Unbilled accounts receivable	1,702,798	1,028,807	673,991	66
Days sales outstanding	95	75	20	27
Working capital	16,639,898	1,372,542	15,267,356	1,112
Stockholders’ equity (deficit)	17,945,002	(938,883)	18,883,885	N/A

Cash and cash equivalents increased approximately $15.9 million, or 1,040%, due primarily to net proceeds of $17.5 million from our initial public offering in late 2006. This increase was partially offset by the redemption of the $2.0 million MCRC note in December 2006 and the net loss for the year ended December 31, 2006. Unbilled accounts receivable increased 66%, due to the increase in large government procurements. These procurements tend to have longer payment cycles due to:

•	added complexity and volume;

•	the inclusion of various federal, state and local agencies that may be covered by the procurement (e.g. housing and prison authorities);

•	varied and extensive internal approval processes; and

•	an additional party (e.g., the local utility) involved in the payment cycle.

To the extent we are awarded any large government procurements in the future, we expect to experience short term increases in our unbilled accounts receivable. We believe that we have adequate working capital to account for these short term fluctuations and that these accounts will not have a significant short-term impact on our future liquidity. We believe these receivables are collectible and the energy consumers and energy suppliers who are parties to these contracts are all large, credit worthy entities.

Working capital (consisting of current assets less current liabilities) increased approximately $15.3 million, or 1,112%, primarily due to the increase in cash described above. Stockholders’ equity increased due to our initial public offering and, to a lesser extent, the automatic conversion of Series A Preferred stock into common stock concurrent with the offering, and the exercise of warrants. These increases in stockholders’ equity were partially offset by the net loss for the year ended December 31, 2006.

Cash provided by operating activities for the year ended December 31, 2006 was approximately $259,000, due primarily to increases in accounts payable and accrued expenses substantially offset by accounts receivable, the net loss for the year and deferred taxes for the period. Cash used in investing activities for the year ended December 31, 2006 was approximately $138,000, primarily due to the purchases of property and equipment and costs incurred in software development. Cash provided by financing activities for year ended December 31, 2006 was approximately $15.8 million, primarily due to the net proceeds from our initial public offering and the issuance of warrants partially offset by the retirement of long-term debt.

Cash provided by operating activities for the year ended December 31, 2005 was approximately $171,000, primarily resulting from net income for the period partially offset by increases in deferred tax assets and working capital. Cash used in investing activities for the year ended December 31, 2005 was approximately $80,000 primarily related to costs associated with software development and, to a lesser extent, purchase of property and equipment. Cash provided by financing activities for year ended December 31, 2005 was approximately $1.4 million primarily due to the MCRC note described above less the repayment of the $500,000 line of credit.

Comparison of December 31, 2005 to December 31, 2004

	2005	2004	Increase/(Decrease)
Cash and cash equivalents	$1,584,066	$49,389	$1,534,677	3,107%
Unbilled accounts receivable	1,028,807	548,904	479,903	87
Days sales outstanding	75	63	12	19
Working capital	1,372,542	(882,162)	2,254,704	256
Stockholders’ deficit	(938,883)	(2,241,134)	(1,302,251)	(58)

Cash and cash equivalents increased $1,534,677, or 3,107%, primarily due to the $2.0 million MCRC note. This increase was partially offset by the repayment of our $500,000 line of credit in December 2005. Unbilled accounts receivable increased $479,903, or 87%, due to the 46% increase in revenue in 2005 as compared to 2004. This increase in revenue was partially due to two large government procurements including the completion of the District of Columbia procurement in December 2004. These large government procurements accounted for the incremental percentage increase in unbilled accounts receivable in excess of the percentage revenue increase. Day’s sales outstanding increased 12 days, or 19%, primarily due to the effect of these large government procurements. Working capital increased $2,254,704 or 256%, primarily due to the proceeds from the MCRC note and, to a lesser extent, an increase in unbilled accounts receivable. These increases were partially offset by the repayment of the line of credit and, to a lesser extent, increases in current liabilities. Stockholders’ deficit decreased $1,302,251, or 58%, substantially due to net income for the year and, to a lesser extent, the fair value of warrants associated with the MCRC note.

Cash provided by operating activities for the year ended December 31, 2005 was approximately $171,000, primarily resulting from net income for the period partially offset by the increases in deferred tax assets and working capital. Cash used in investing activities for the year ended December 31, 2005 was approximately $80,000, primarily related to costs associated with software development and, to a lesser extent, purchases of property and equipment. Cash provided by financing activities for the year ended December 31, 2005 was approximately $1.4 million, primarily due to the MCRC note described above less the repayment of the $500,000 line of credit.

Cash provided by operating activities for the year ended December 31, 2004 was approximately $39,000 primarily resulting from net income for the period partially offset by an increase in working capital. Cash used in investing activities for the year ended December 31, 2004 was approximately $96,000 primarily related to costs associated with software development and, to a lesser extent, purchases of property and equipment. Cash used in financing activities for the year ended December 31, 2004 was approximately $114,000 primarily due to a payment related to a note payable with a third party and, to a lesser extent, principal payments on other notes payable. These cash uses were partially offset by the receipt of approximately $169,000 from the exercise of options and warrants.

We have historically funded our operations from cash flow from operations and, when required, the issuance of various debt and equity instruments. We have approximately $17.5 million of cash and cash equivalents and no long term debt as of December 31, 2006. We expect to continue to fund our operations from operating cash flow and, when required, the issuance of various debt and equity instruments. That notwithstanding, we expect that our operations and our cash and cash equivalents on hand at December 31, 2006 will meet our working capital requirements at least to December 31, 2007.

Contractual Obligations and Other Commercial Commitments

The table below summarizes our gross contractual obligations and other commercial commitments as of December 31, 2006. As of December 31, 2006, we did not have any purchase obligations other than our capital and operating leases.

	Payments Due by Period
Contractual Obligations	2007	2008 and 2009	2010 and 2011	2012 and Thereafter	Total
Capital leases	$66,277	$91,968	$3,990	$—	$162,235
Operating leases	123,040	197,780	—	—	320,820
Total contractual obligations	$189,317	$289,748	$3,990	$—	$483,055

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to revenue recognition, software development costs, accrued commissions, employee and consultant stock option grants, impairment of long-lived assets and income taxes. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Refer to Note 2 of our notes to consolidated financial statements for a description of our accounting policies.

Revenue Recognition

For the vast majority of our transactions, we receive a monthly commission on energy sales contracted through our online auction platform from each energy supplier based on the energy usage generated and transacted between the energy supplier and energy consumer. Our commissions are not based on the retail price for electricity; rather they are based on the energy usage generated and transacted between the energy supplier and energy consumer multiplied by our contractual commission rate. Revenue from commissions is recognized as earned on a monthly basis over the life of each contract as energy is consumed, provided there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, has been successfully demonstrated.

We record brokerage commissions based on actual usage data obtained from the energy supplier for that accounting period, or to the extent actual usage data is not available, based on the estimated amount of electricity and gas delivered to the energy consumers for that accounting period. We develop our estimates on a quarterly basis based on the following criteria:

•	Payments received prior to the issuance of the financial statements;

•	Usage updates from energy suppliers;

•	Usage data from utilities;

•	Comparable historical usage data; and

•	Historical variances to previous estimates.

To the extent usage data cannot be attained, we estimate revenue as follows:

•	Historical usage data obtained from the energy consumer in conjunction with the execution of the auction;

•	Geographic/utility usage patterns based on actual data received;

•	Analysis of prior year usage patterns; and

•	Specific review of individual energy supplier/location accounts.

In addition, we perform sensitivity analyses on this estimated data based on overall industry trends including prevailing weather conditions and usage data. Once the actual usage data is received, we adjust the estimated accounts receivable and revenue to the actual total amount in the period during which the payment is received. Based on management’s current capacity to obtain actual energy usage, the Company currently estimates approximately 4 to 6 weeks of revenue at the end of its accounting period. Differences between estimated and actual revenue have been within management’s expectations and have not been material to date.

We generally do not directly invoice energy suppliers and, therefore, we report all of our receivables as “unbilled.” Unbilled accounts receivable represents management’s best estimate of energy provided by the energy suppliers to the energy consumers for a specific completed time period at contracted commission rates and is made up of two components. The first component represents energy usage for which we have received actual data from the supplier and/or the utility but for which payment has not been received at the balance sheet date. The majority of our contractual relationships with energy suppliers require them to supply actual usage data to us on a monthly basis and remit payment to us based on that usage. The second component represents energy usage for which we have not received actual data, but for which we have estimated usage. Commissions paid in advance by certain energy suppliers are recorded as deferred revenue and amortized to commission revenue on a monthly basis based on the energy exchanged that month.

We also receive commissions on wholesale energy sales contracted through our online auction platform from each energy supplier based on a fixed fee for service. These revenues are not tied to future energy usage and are recognized upon the completion of the online auction. We also earn revenue for market research and analysis. We recognize revenue from these services as earned, generally on a time and materials basis, pursuant to the terms and conditions of the arrangement. Any research that we provide, in order to facilitate the online auction, is non-billable and is absorbed by us as a period cost and charged to operations during the period in which it is incurred.

We pay commissions to our channel partners at contractual rates based on monthly energy transactions between energy suppliers and energy consumers. The commission is accrued monthly and charged to sales and marketing expense as revenue is recognized. We pay commissions to our salespeople at contractual commission rates based upon cash collections from our customers.

Our estimates in relation to revenue recognition affect revenue and sales and marketing expense as reflected on our statements of operations, and unbilled accounts receivable and accrued commissions accounts as reflected on our balance sheets. For any quarterly reporting period, we may not have actual usage data for certain energy suppliers and will need to estimate revenue. We record revenue utilizing estimated usage based on the energy consumers’ historical usage profile. At the end of each reporting period, we adjust estimated revenue to reflect actual usage for the period. For the year ended December 31, 2006, we estimated usage for approximately 17% of our revenue resulting in an approximate 0.1% ($4,000) adjustment. This reduction in revenue, which is based on adjusted revenue for the quarter, resulted in an approximate 0.05% reduction in sales and marketing expense related to third party commission expense associated with those revenues. Corresponding adjustments were made to unbilled accounts receivable and accrued commissions, respectively. A 1% difference between this estimate and actual usage would have an approximate $60,000 effect on our revenue for the year ended December 31, 2006.

Software Development

Certain acquired software and significant enhancements to our software are recorded in accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use”. Accordingly, internally developed software costs of $65,652, $54,375 and $85,567 related to implementation, coding and configuration have been capitalized in 2006, 2005 and 2004, respectively. We amortize internally developed and purchased software over the estimated useful life of the software (generally three years). For the years ended December 31, 2006, 2005 and 2004, $73,290, $54,747 and $28,625 of amortization expense was recorded as a component of cost of revenue, respectively.

Our estimates for capitalization of software development costs affect cost of revenue and capitalized software as reflected on our statements of operations and on our balance sheets. We capitalize certain acquired software and internal costs related to significant enhancements to our software by estimating the amount of time our internal staff has expended for implementation, coding and configuration to develop software. During the year ended December 31, 2006, we capitalized approximately $66,000, or 0.3% of our total assets. We amortize internally developed and purchased software over its estimated useful life, which is generally three years. Amortization for the year ended December 31, 2006 was approximately 6% of cost of revenue ($73,000). To the extent the carrying amount of the capitalized software costs may not be fully recoverable or that the useful lives of those assets are no longer appropriate, we may need to record an impairment (non-cash) charge and write-off a portion or all of the capitalized software balance on the balance sheet.

Long-Lived and Intangible Assets

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we periodically review long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount.

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

Our estimates in relation to income taxes affect income tax benefit and deferred tax assets as reflected on our statements of operations and balance sheets, respectively. The deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. As of December 31, 2006, we had deferred tax assets of approximately $1.7 million against which we had applied an approximate $639,000 valuation allowance. To the extent we determine that our deferred tax assets are no longer recoverable, it could result in a maximum $1.1 million non-cash tax charge. To the extent we determine that it is more likely than not that we will recover all our deferred tax assets, it could result in a maximum $639,000 non-cash tax credit.

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

Effective with the adoption of SFAS No. 123(R), we elected to use the Black-Scholes option pricing model to determine the weighted average fair value of options granted. As our stock has a limited trading history, we determined the volatility for options granted in 2006 based on an analysis of our historical data and reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility for options granted for the year ended December 31, 2006 was 47% to 48%. The expected life of options has been determined utilizing the “simplified” method as prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, “Share-Based Payment”. The expected life of options granted during the year ended December 31, 2006 was 4.75 years. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the company’s historical policy under SFAS No. 123. As a result, we applied an estimated forfeiture rate of 13% in the first nine months of 2006 and 12% in the last three months of 2006 in determining the expense recorded in the accompanying consolidated statement of operations.

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

A summary of options outstanding and options exercisable as of December 31, 2006 is as follows:

	Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted			Weighted
		Remaining	Average	Aggregate	Number	Average	Aggregate
Range of		Contractual	Exercise	Intrinsic	of Shares	Exercise	Intrinsic
Exercise Price	Options	Life	Price	Value	Exercisable	Price	Value
$0.025	2,851,029	3.85 years	$0.025	$2,742,162	2,665,171	$0.025	$2,563,402
$0.240	430,000	5.22 years	0.240	321,130	182,500	0.240	136,294
$0.380	340,000	6.05 years	0.380	206,317	—	—	—
$0.950	742,000	6.58 years	0.950	27,317	—	—	—
$0.950	120,000	6.96 years	1.130	—	—	—	—
	4,483,029	4.68 years	$0.260	$3,296,926	2,847,671	$0.039	$2,699,696

The aggregate intrinsic value in the table above represents the total intrinsic value of our outstanding options and exercisable options as of December 31, 2006. The aggregate intrinsic value of options exercised during the year ended December 31, 2006 was approximately $1,980,144.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, among other matters, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, except early adoption is allowed in certain circumstances. We expect to adopt SFAS No. 155 on January 1, 2007.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109”, or FIN 48, which clarifies the accounting for uncertainty in tax positions. This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007. The Company is currently in the process of evaluating the effects of the adoption of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair-value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and will be in effect for the Company January 1, 2008. The Company is currently evaluating the potential impact that the adoption of SFAS 157 will have on its financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 must be implemented by the end of the Company’s fiscal 2007. The Company is currently assessing the potential effect of SAB 108 on its financial statements.

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

Cyclicality

We believe that our business will be cyclical in nature and is tied, in part, to market energy prices which impact transaction volume. When energy prices increase in competitive markets above the price levels of the regulated utilities, energy consumers are less likely to lock-in to higher fixed price contracts in the competitive markets and so they are less likely to use our auction platform. Conversely, when energy prices decrease in competitive markets below the price levels of the regulated utilities, energy consumers are more likely to lock-in to lower fixed price contracts in the competitive markets and so they are more likely to use our auction platform. Although our short term revenue is impacted by usage trends, these cyclical effects will also have longer term implications on our business because we derive future revenue from current auctions.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Impact of Inflation and Changing Prices

Historically, our business has not been materially impacted by inflation. We provide our service at the inception of the service contract between the energy supplier and energy consumer. Our fee is set as a fixed dollar amount per unit of measure and fluctuates with changes in energy demand over the contract period.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements listed in Item 15(a) are incorporated herein by reference and are filed as a part of this report and follow the signature pages to this Annual Report on Form 10-K on page 38.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In a letter dated August 2, 2006, our external auditors, UHY LLP, advised us that they were concerned that as of and for the year ended December 31, 2005, we were operating without an experienced principal accounting/financial officer with sufficient knowledge of accounting principles generally accepted in the United States, SEC financial reporting issues, internal controls, and other complex accounting and reporting issues, and that the lack of such an officer constituted a “material weakness” in our internal control over financial reporting as of December 31, 2005. A “material weakness” is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement in the financial statements or related disclosures will not be prevented or detected. In May 2006, we hired a full-time chief financial officer with the appropriate experience and background to manage the diverse and complex financial issues that may arise in our business. In addition, we have recently reorganized our accounting staff and have hired an additional professional to augment our staff. We believe that these staffing additions have mitigated these risks and that the material weakness identified as of December 31, 2005 no longer exists. As a public company we are subject to Section 404 of the Sarbanes-Oxley Act.

Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

The Company added professional staff at the end of the third fiscal quarter of 2006 that materially affected and improved the internal control over financial reporting during the fourth fiscal quarter of 2006.

Item 9B.  Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required to be disclosed by this item 10 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed by the Company within 120 days of the close of its fiscal year.

We have adopted a code of business conduct and ethics applicable to all of our directors and employees. The code of business conduct and ethics is available on the corporate governance section of “Investor Relations” of our website www.worldenergy.com

Any waiter of the code of business conduct and ethics for directors or executive officers, or any amendment to the code that applies to directors or executive officers, may only be made by the board of directors. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on its website, at the address and location specified above. To date, no such waivers have been requested or granted.

Item 11. Executive Compensation

The information required to be disclosed by this item 11 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed by this item 12 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required to be disclosed by this item 13 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

Item 14.  Principal Accountant Fees and Services

The information required to be disclosed by this item 14 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

PART IV
Item 15. Exhibits and Financial Statement Schedules

The following Exhibits are either filed herewith or are incorporated by reference as may be indicated.

(a)(1)   Financial Statements
For a list of the financial information included herein, see “Index to Consolidated Financial Statements” on page 38 of this Annual Report on Form 10-K.

(a)(2)   Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(a)(3)   Exhibits
The list of exhibits filed as part of this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding the exhibits hereto and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD ENERGY SOLUTIONS, INC.

Date: March 21, 2007	By:	/s/ Richard Domaleski
Richard Domaleski
Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Domaleski Richard Domaleski	Chief Executive Officer and President	March 21, 2007

/s/ James Parslow James Parslow	Chief Financial Officer	March 21, 2007

/s/ Edward Libbey Edward Libbey	Chairman of the Board and Director	March 21, 2007

/s/ Nicholas Zaldastani Nicholas Zaldastani	Director	March 21, 2007

/s/ Patrick Bishcoff Patrick Bishcoff	Director	March 21, 2007

/s/ John Wellard John Wellard	Director	March 21, 2007

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE EXCHANGE ACT

No annual report to security holders covering the Company’s prior fiscal year or proxy materials have been furnished to security holders which have not been furnished to the Securities and Exchange Commission. The Company will furnish to the Securities and Exchange Commission any annual report to security holders covering the Company’s prior fiscal year and any proxy materials to be furnished to security holders subsequent to the filing of this annual report.

WORLD ENERGY SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
World Energy Solutions, Inc.
Worcester, Massachusetts

We have audited the accompanying consolidated balance sheets of World Energy Solutions, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing our audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of World Energy Solutions, Inc. as of December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123(R), Share-Based Payment.

/s/ UHY LLP

Boston, Massachusetts
March 21, 2007

WORLD ENERGY SOLUTIONS, INC.

Consolidated Balance Sheets

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$17,483,886	$1,584,066
Unbilled accounts receivable	1,702,798	1,028,807
Prepaid expenses and other current assets	211,749	104,951
Total current assets	19,398,433	2,717,824
Property and equipment, net	225,932	203,084
Capitalized software, net	105,296	112,934
Deferred tax assets	1,061,720	754,000
Total assets	$20,791,381	$3,787,842
LIABILITIES, SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$848,518	$157,610
Accrued commissions	1,021,433	864,893
Accrued compensation	304,330	85,000
Accrued expenses	232,587	48,009
Due to customer	277,546	65,324
Deferred revenue	17,862	64,416
Guaranteed return on voting common stock	—	10,523
Capital lease obligations	56,259	49,507
Total current liabilities	2,758,535	1,345,282

Long-term debt	—	1,748,000
Capital lease obligations, net of current portion	87,844	131,745
Total liabilities	2,846,379	3,225,027
Commitments (Note 10)
Series A redeemable convertible preferred stock, $0.0001 par value; 15,000,000 shares authorized at December 31, 2005; no shares issued and outstanding at December 31, 2006 and 10,433,504 shares issued and outstanding at December 31, 2005; stated at redemption value; (liquidation preference of $1,523,295 at December 31, 2005)	—	1,501,698
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at December 31, 2006; no shares issued or outstanding	—	—
Common stock, non-voting, $0.0001 par value; no shares authorized at December 31, 2006 and 15,000,000 shares authorized at December 31, 2005; no shares issued and outstanding at December 31, 2006 and 6,792,135 shares issued and outstanding at December 31, 2005	—	679
Common stock, voting, $0.0001 par value; 150,000,000 shares authorized; 76,511,741 shares issued and outstanding at December 31, 2006 and 33,724,819 shares issued and 33,049,473 shares outstanding at December 31, 2005	7,651	3,372
Treasury stock; 675,346 shares of voting common stock at cost, at December 31, 2005	—	(151,953)
Additional paid-in capital	22,148,718	2,919,293
Accumulated deficit	(4,211,367)	(3,710,274)
Total stockholders’ equity (deficit)	17,945,002	(938,883)
Total liabilities, Series A redeemable convertible preferred stock and stockholders’ equity (deficit)	$20,791,381	$3,787,842

The accompanying notes are an integral part of these consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2006	2005	2004

Revenue:
Brokerage commissions	$5,762,098	$4,673,987	$3,186,660
Consulting	1,000	—	5,000
Total revenue	5,763,098	4,673,987	3,191,660
Cost of revenue	1,166,426	648,410	563,972
Gross profit	4,596,672	4,025,577	2,627,688
Operating expenses:
Sales and marketing	3,227,263	2,649,786	1,814,799
General and administrative	1,862,450	995,703	710,462
Total operating expenses	5,089,713	3,645,489	2,525,261
Operating income (loss)	(493,041)	380,088	102,427
Other income (expense):
Gain from debt extinguishment	—	—	1,062,775
Interest income	139,617	8,004	—
Interest expense	(451,897)	(94,842)	(102,251)
Total other income (expense)	(312,280)	(86,838)	960,524
Income (loss) before income taxes	(805,321)	293,250	1,062,951
Income tax benefit	304,228	754,000	—
Net income (loss)	(501,093)	1,047,250	1,062,951
Accretion of preferred stock issuance costs	(6,299)	(7,199)	(7,199)
Net income (loss) available to common stockholders	$(507,392)	$1,040,051	$1,055,752

Earnings (loss) per share:
Net income (loss) per voting common share — basic	$(0.01)	$0.02	$0.02
Net income (loss) per non-voting common share — basic	$—	$0.02	$0.02
Net income (loss) available to common stockholders — diluted	$(0.01)	$0.02	$0.02

Weighted average shares outstanding — basic:
Voting common stock	45,576,477	33,049,472	32,058,759
Non-voting common stock	—	6,778,327	2,880,592
	45,576,477	39,827,799	34,939,351
Weighted average shares outstanding — diluted	45,576,477	54,506,566	52,096,206

The accompanying notes are an integral part of these consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)
Years Ended December 31, 2006, 2005, and 2004

	Non-Voting		Voting						Total
	Common Stock		Common Stock		Treasury Stock		Additional		Stockholders’
	Number of	$0.0001	Number of	$0.0001	Number of	Stated at	Paid-in	Accumulated	Equity
	Shares	Par Value	Shares	Par Value	Shares	Cost	Capital	Deficit	(Deficit)
Balance, December 31, 2003	2,000,000	$200	31,889,204	$3,189	675,346	$(151,953)	$2,484,013	$(5,820,475)	$(3,485,026)
Exercise of stock options	4,552,135	455	—	—	—	—	113,348	—	113,803
Accretion of stock issuance costs	—	—	—	—	—	—	(7,199)	—	(7,199)
Common stock warrants exercised	—	—	1,835,615	183	—	—	54,886	—	55,069
Issuance of fully vested stock options to non-employees	—	—	—	—	—	—	19,268	—	19,268
Net income	—	—	—	—	—	—	—	1,062,951	1,062,951
Balance, December 31, 2004	6,552,135	655	33,724,819	3,372	675,346	(151,953)	2,664,316	(4,757,524)	(2,241,134)
Exercise of stock options	240,000	24	—	—	—	—	5,976	—	6,000
Accretion of stock issuance costs	—	—	—	—	—	—	(7,199)	—	(7,199)
Issuance of warrants in connection with long-term debt	—	—	—	—	—	—	256,200	—	256,200
Net income	—	—	—	—	—	—	—	1,047,250	1,047,250
Balance, December 31, 2005	6,792,135	679	33,724,819	3,372	675,346	(151,953)	2,919,293	(3,710,274)	(938,883)
Exercise of stock options	2,190,671	219	—	—	—	—	56,698	—	56,917
Common stock warrants exercised	—	—	1,070,958	107	—	—	253,098	—	253,205
Issuance of common stock in connection with initial public offering, net of $3.6 million of offering costs	—	—	23,000,000	2,300	—	—	17,264,968	—	17,267,268
Issuance of warrants in connection with initial public offering	—	—	—	—	—	—	274,129	—	274,129
Conversion of Non-Voting Common Stock to Voting Common Stock in connection with initial public offering	(8,982,806)	(898)	8,982,806	898	—	—	—	—	—
Conversion of Series A Redeemable Convertible Preferred Stock in connection with initial public offering	—	—	10,433,504	1,044	—	—	1,506,953	—	1,507,997
Accretion of stock issuance costs	—	—	—	—	—	—	(6,299)	—	(6,299)
Stock-based compensation	—	—	—	—	—	—	44,261	—	44,261
Purchase of treasury stock	—	—	—	—	25,000	(12,500)	—	—	(12,500)
Retirement of treasury stock	—	—	(700,346)	(70)	(700,346)	164,453	(164,383)	—	—
Net loss	—	—	—	—	—	—	—	(501,093)	(501,093)
Balance, December 31, 2006	—	$—	76,511,741	$7,651	—	$—	$22,148,718	$(4,211,367)	$17,945,002

The accompanying notes are an integral part of these consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net income (loss)	$(501,093)	$1,047,250	$1,062,951
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	135,446	105,831	61,113
Deferred taxes	(307,720)	(754,000)	—
Share-based compensation	44,261	—	19,268
Accretion of warrants	252,000	4,200	—
Gain related to the extinguishment of debt	—	—	(1,062,775)
Changes in operating assets and liabilities:
Unbilled accounts receivable	(673,991)	(479,903)	17,892
Prepaid expenses and other current assets	(106,798)	(47,451)	10,427
Accounts payable	690,908	(42,041)	(59,073)
Accrued commissions	156,540	496,035	(322,706)
Accrued compensation	193,330	68,507	(87,007)
Accrued expenses	210,578	38,009	3,536
Due to customer	212,222	65,324	—
Deferred revenue	(46,554)	(330,540)	394,956
Net cash provided by operating activities	259,129	171,221	38,582
Cash flows from investing activities:
Costs incurred in software development	(65,652)	(54,375)	(85,567)
Purchases of property and equipment	(72,061)	(25,374)	(14,259)
Proceeds from sale of property and equipment	—	—	3,500
Net cash used in investing activities	(137,713)	(79,749)	(96,326)
Cash flows from financing activities:
Proceeds from exercise of options	56,917	6,000	113,803
Proceeds from exercise of warrants	253,205	—	55,069
Proceeds from initial public offering of common stock, net of offering costs of $3.6 million	17,541,397	—	—
Retirement of long-term debt	(2,000,000)	—	—
Principal payments on line of credit	—	(500,000)	—
Proceeds from the issuance of long-term debt	—	2,000,000	—
Payment made on third party note	—	—	(150,000)
Principal payments on stockholder notes payable	—	—	(115,000)
Principal payments on capital lease obligations	(50,092)	(48,733)	(4,836)
Principal payments on guaranteed return	(10,523)	(14,062)	(12,699)
Purchase of treasury stock	(12,500)	—	—
Net cash provided by (used in) financing activities	15,778,404	1,443,205	(113,663)
Net (decrease) increase in cash and cash equivalents	15,899,820	1,534,677	(171,407)
Cash and cash equivalents, beginning of year	1,584,066	49,389	220,796
Cash and cash equivalents, end of year	$17,483,886	$1,584,066	$49,389
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$129,401	$94,842	$157,827
Property and equipment acquired through capital lease obligations	$12,943	$56,205	$171,566
Conversion of series A preferred stock to common stock	$1,507,997	$—	$—
Conversion of non-voting common stock to common stock	$898	$—	$—
Issuance of warrants in connection with initial public offering of common stock	$274,129	$—	$—
Issuance of warrants in connection with debt offering	$—	$256,200	$—

The accompanying notes are an integral part of these consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

Notes to Consolidated Financial Statements

NOTE 1 — NATURE OF BUSINESS AND BASIS OF PRESENTATION

World Energy Solutions, Inc. (“World Energy” or the “Company”) was incorporated in 1999 as a Delaware corporation and is focused on providing energy procurement and value-added energy services to commercial, industrial, and government customers. The Company commenced operations through an entity named Oceanside Energy, Inc., which was incorporated under the laws of the State of Delaware on September 3, 1996. The Company was incorporated under the laws of the State of Delaware under the name “World Energy Exchange, Inc.” on June 22, 1999, and on October 31, 1999, Oceanside became a wholly-owned subsidiary of World Energy Solutions, Inc. through a share exchange whereby Oceanside stockholders were given shares of common stock of World Energy in exchange for their Oceanside shares. Pursuant to a certificate of amendment filed on November 30, 1999, World Energy Exchange, Inc. changed its name to “World Energy Exchange.com, Inc.” and then back to “World Energy Exchange, Inc.” on November 2, 2000. World Energy Exchange, Inc. subsequently changed its name to World Energy Solutions, Inc. pursuant to a certificate of amendment filed on February 4, 2002. Oceanside was subsequently dissolved on May 18, 2006. On December 15, 2006 the Company established World Energy Securities Corp., a Massachusetts Securities Corporation, as a wholly-owned subsidiary.

World Energy is an energy brokerage company that has developed an online auction platform, the World Energy Exchange, through which commercial, industrial and government energy consumers in the United States are able to purchase electricity and other energy resources from competing energy suppliers. Although the Company’s primary source of revenue is from brokering electricity, the Company has adapted its World Energy Exchange auction platform to accommodate the brokering of natural gas, green power (i.e., electricity generated by renewable resources) and energy-related products. In addition, the Company has recently adapted the World Energy Exchange auction platform to accommodate transactions in fuel oils including: diesel, heating oil, propane and jet fuel and are in the process of developing the World Green Exchange auction platform to accommodate green credit transactions.

On November 16, 2006, the Company completed its initial public offering (listed on the Toronto Stock Exchange) of 27,441,064 shares of common stock at a price of CDN$1.05 (approximately US$0.93) per share. The offering was comprised of 20,000,000 shares sold by World Energy for gross proceeds to the Company of CDN$21,000,000 and 7,441,064 shares sold by certain selling stockholders for gross proceeds to such stockholders of approximately CDN$7,800,000. In connection with this offering, the Company amended its Certificate of Incorporation to increase the authorized shares of common stock from 100,000,000 to 150,000,000 shares. The total number of shares of all classes of stock which the Company shall have the authority to issue after this amendment is 155,000,000, consisting of 150,000,000 shares of common stock and 5,000,000 shares of preferred stock.

On December 5, 2006, the Company issued an additional of 3,000,000 shares of common stock in accordance with an over-allotment option granted to the underwriters of the initial public offering at a price of CDN$1.05 (approximately US $0.92) per share for gross proceeds to the Company of CDN$3,150,000. Net proceeds to the Company from the initial public offering and over-allotment option were approximately $17.5 million, after deducting the underwriting discount of $1.3 million and other direct costs of $2.3 million. In addition, the Company granted the underwriters of the initial public offering warrants to purchase up to 1,150,000 shares of common stock at the public offering price. The warrants are exercisable from the 1-year anniversary of the warrants issuance (November 16, 2007 and December 5, 2007 related to the over allotment) and expire 18 months from the date of the one year anniversary (May 15, 2009 and June 4, 2009, respectively). These warrants allow for net share settlement and certain of the holders of these warrants have piggy-back registration rights. The Company valued the warrants at $274,129 and recorded it as a component of additional paid-in capital.

In connection with the initial public offering, all 10,433,504 shares of Series A Redeemable Convertible Preferred Stock and 8,982,806 shares of Non-Voting Common Stock were converted into 19,416,310 shares of Common Stock.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s consolidated financial statements include its wholly-owned subsidiary, World Energy Securities Corp. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

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

The Company’s most judgmental estimates relate to revenue recognition and the estimate of actual energy usage between the energy supplier and end user (“energy consumer”) of such energy; software development costs; the fair value of the Company’s equity securities prior to our initial public offering when there was no ready market for the purchase and sale of those shares; impairment of long-lived assets; and estimates of future taxable income as it relates to the realization of the Company’s net deferred tax assets. The effect of those estimates could have a material impact on the Company’s estimation of commission revenue, accounts receivable, accrued commission expense, capitalized software, stock-based compensation, earnings per share and deferred tax assets.

Revenue Recognition

The Company generates revenue through commissions on sales of energy usage transacted on the Company’s online auction platform. The Company recognizes revenues in accordance with the United States Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) the service has been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured.

The Company’s commissions are earned based on executed contractual arrangements between the energy supplier and energy consumer of electricity or natural gas. These supply arrangements are typically 12 to 36 month arrangements and provide the Company with a monthly commission from each energy supplier based on the energy usage generated and transacted between the energy supplier and energy consumer multiplied by the Company’s contractual commission rate. Revenue from commissions is recognized as earned on a monthly basis using estimates of electricity and natural gas delivered for the month. To determine whether collectibility is reasonably assured, the Company assesses a variety of different factors including past transaction history and creditworthiness of the customer. The Company’s commission arrangements generally do not provide for refunds or cancellation privileges. The Company’s determination of whether the commission fee is fixed or determinable is based on the terms and conditions of the supply arrangement which provide for a fixed commission rate, and the ability of the Company to estimate actual energy usage when such actual information is not yet available from suppliers prior to the release of its financial statements.

The Company records brokerage commissions based upon the estimated amount of electricity and gas delivered to energy consumers through the end of the accounting period. The Company develops its estimates on a quarterly basis based on the following:

•	Payments received prior to the issuance of the financial statements;

•	Usage updates from energy suppliers;

•	Usage data provided from utilities;

•	Comparable historical usage data; and

•	Historical variances to previous estimates.

To the extent actual usage data cannot be attained, the Company estimates revenue as follows:

•	Historical usage data obtained from the energy consumer in conjunction with the execution of the auction;

•	Geographic/utility usage patterns based on actual data received;

•	Analysis of prior year usage patterns; and

•	Specific review of individual energy supplier/location accounts.

In addition, the Company performs sensitivity analyses on this estimated data based on overall industry trends including prevailing weather conditions and usage data. Once the actual usage data is received, the Company adjusts the estimated accounts receivable and revenue to the actual total amount in the period during which the usage data is received. Based on management’s current capacity to obtain actual energy usage, the Company currently estimates approximately 4 to 6 weeks of revenue at the end of its accounting period. Differences between estimated and actual revenues have been within management’s expectations and have not been material to date.

We generally do not directly invoice energy suppliers and, therefore, we report all of our receivables as “unbilled.” Unbilled accounts receivable represents management’s best estimate of energy provided by the energy suppliers to the energy consumers for a specific completed time period at contracted commission rates and is made up of two components. The first component represents energy usage for which we have received actual data from the supplier and/or the utility but for which payment has not been received at the balance sheet date. The majority of our contractual relationships with energy suppliers require them to supply actual usage data to us on a monthly basis and remit payment to us based on that usage. The second component represents energy usage for which we have not received actual data, but for which we have estimated usage. Commissions paid in advance by certain energy suppliers are recorded as deferred revenue and amortized to commission revenue on a monthly basis based on the energy exchanged for that month.

We also receive commissions on wholesale energy sales contracted through the Company’s online auction platform from each energy supplier based on a fixed fee for service. Certain of these revenues are not tied to future energy usage and are recognized upon the completion of the online auction, which is the delivery of our service, provided that all the other elements for revenue recognition are met. The Company has also earned revenue for market research and analysis. The Company recognizes revenue from these services as earned, generally on a time and materials basis, pursuant to the terms and conditions of the arrangement. Any research that the Company provides in order to facilitate the online auction is non-billable and is absorbed by the Company as a period cost and charged to operations during the period in which it is incurred.

The Company pays commissions to its channel partners at contractual commission rates based on monthly energy transactions between energy suppliers and energy consumers. The commission is accrued monthly and charged to sales and marketing expense as revenue is recognized. The Company pays commissions to its salespeople at contractual commission rates based upon cash collections from its customers.

Software Development

Certain acquired software and significant enhancements to the Company’s software are recorded in accordance with Statement of Position (“SOP”) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use”. Accordingly, internally developed software costs of $65,652, $54,375, and $85,567 related to implementation, coding and configuration have been capitalized in 2006, 2005, and 2004, respectively. The Company amortizes internally developed and purchased software over the estimated useful life of the software (generally three years). Accordingly, during 2006, 2005, and 2004, $73,290, $54,747, and $28,625 respectively, were amortized to cost of revenues resulting in accumulated amortization of $161,786, $88,496, and $33,749 at December 31, 2006, 2005, and 2004, respectively. At December 31, 2006, estimated amortization expense for capitalized internally developed software is as follows:

2007	$60,198
2008	34,538
2009	10,560
$105,296

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of 90 days or less to be cash equivalents.

Long-Lived and Intangible Assets

Long-lived assets primarily include property and equipment and intangible assets with finite lives (capitalized software). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets and intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the carrying value of the asset.

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets or the life of the related lease, whichever is shorter, which range from 3 to 7 years.

Income Taxes

The Company accounts for its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Deferred tax assets and liabilities are determined at the end of each period based on the future tax consequences that can be attributed to net operating loss carryforwards, as well as the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred income tax expense or credits are based on changes in the assets and liabilities and their respective tax basis. The deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependant upon the generation of future taxable income. In determining the valuation allowance, the Company considers past performance, expected future taxable income, and qualitative factors which we consider to be appropriate to be considered in estimating future taxable income. The Company’s forecast of expected future taxable income is for future periods that can be reasonably estimated. Results that differ materially from current expectations may cause management to change its judgment on future taxable income. These changes, if any, may require the Company to adjust its existing tax valuation allowance higher or lower than the amount recorded.

Advertising Expense

Advertising expense primarily includes promotional expenditures and is expensed as incurred, as such efforts have not met the direct-response criteria required for capitalization. Amounts incurred for advertising expense were not material for the years ended December 31, 2006, 2005, and 2004.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and displaying comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) is defined as the change in stockholders’ equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The comprehensive income (loss) for all periods presented does not differ from the reported net income (loss).

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS 107 as financial instruments. Financial instruments are generally defined as cash, evidence of ownership interest in an entity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 2006, management believes that the carrying value of cash and cash equivalents, receivables and payables approximated fair value because of the short maturity of these financial instruments. At December 31, 2005, management believes that the fair value of the Company’s debt approximated its carrying value based on interest rates available to the Company at the time.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief decision maker is the chief executive officer. The Company’s chief decision maker reviews the results of operations based on one industry segment: the brokering of energy.

Concentration of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. The Company places its cash with primarily one institution, which management believes is of high credit quality.

The Company provides credit to energy suppliers in the normal course of business. Collateral is not required for accounts receivable, but ongoing credit evaluations of energy suppliers are performed. Management provides for an allowance for doubtful accounts on a specifically identified basis, as well as through historical experience applied to an aging of accounts, if necessary. Accounts receivable are written off when deemed uncollectible.

The Company receives commission payments from energy suppliers based on the energy usage transacted between energy consumers and energy suppliers. The following represents revenue and accounts receivable from energy suppliers exceeding 10% of the total in each category:
	December 31, 2006		December 31, 2005		December 31, 2004
Customer	Revenue	Unbilled Accounts Receivable	Revenue	Unbilled Accounts Receivable	Revenue	Unbilled Accounts Receivable
A	18%	21%	18%	10%	20%	19%
B	13%	12%	10%	16%	—	—
C	10%	4%	18%	32%	12%	12%
D	10%	4%	—	—	—	—
E	6%	1%	11%	11%	—	11%

During 2006, supplier A was acquired by another supplier who is not reflected above as its revenues represented less than 10% of total revenue. If these suppliers were combined as of January 1, 2006, revenue attributable to these customers would have been 27% for the year ended December 31,2006 and unbilled accounts receivable would have represented 46% of total unbilled accounts receivable as of December 31, 2006.

The Company considers energy suppliers as its customers. However, the Company also has a direct contractual relationship with energy consumers for the online procurement of their energy usage needs. These energy consumers are primarily large businesses and government organizations. For the year ended December 31, 2006, four of these energy consumers accounted for transactions resulting in over 10% individually, and approximately 63% in the aggregate of our revenue, and three of these energy consumers accounted for transactions resulting in over 10% individually and approximately 51% in the aggregate of our revenue for the year ended December 31, 2005.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current presentation.

Earnings (Loss) Per Share

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-6, “Participating Securities and the Two — Class Method under FAS 128” (“EITF Issue No. 03-6”) EITF Issue No. 03-6 provides guidance in determining when the two-class method, as defined in SFAS No. 128, “Earnings Per Share”, must be utilized in calculating earnings per share. The Company was required to adopt EITF Issue No. 03-6 in the quarter ended September 30, 2004 and to apply the provisions of EITF Issue No. 03-6 retroactively to all periods presented. For the years ended December 31, 2005 and 2004, the Company had determined that its non-voting common stock and Series A redeemable convertible preferred stock (the “Series A Preferred”) represented participating securities. The non-voting common had the same privileges and rights of the voting common stock, except for the right to vote. The Series A Preferred participated in dividends, if any, paid by the Company on a proportional basis with the voting common stock. The Series A Preferred and non-voting common automatically converted into voting common stock on a one-for-one basis upon the closing of the Company’s initial public offering. EITF Issue No. 03-6 requires the income per share for each class of common stock to be calculated assuming 100% of the Company’s earnings are distributed as dividends to each class of common stock based upon their respective dividend rights, even though the Company does not anticipate distributing 100% of its earnings as dividends.

Basic earnings per share for the Company’s voting common and non-voting common stock is calculated by dividing net income (loss) allocated to voting common and non-voting common stock by the weighted average number of shares of voting common and non-voting common stock outstanding, respectively. Diluted earnings per share for the Company’s voting common stock assumes the conversion of all the Company’s non-voting common stock and Series A Preferred so no allocation of earnings to non-voting common stock or the Series A Preferred is required.

For the basic earnings per share calculation in 2005 and 2004, net income was allocated to Series A Preferred shareholders based on dividend rights and then among the Company’s two classes of common stock; voting common stock and non-voting common stock based on ownership interests. The allocation among each class of stock was based upon the two-class method. The following table reflects the allocation of net income using this method:

	For the Years Ended December 31,
	2005	2004

Net income (loss) available to common shareholders	$1,040,051	$1,055,752
Allocation of net income (loss) for basic:
Voting common stock	684,354	746,417
Non-voting common stock	140,407	66,512
Series A Preferred stock	215,290	242,823
	$1,040,051	$1,055,752

As of December 31, 2006, the Company only had one issued and outstanding class of stock - common stock. As a result, the basic loss per share for the year ended December 31, 2006 is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The computed loss per share does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on loss per share. The following table reflects the weighted average shares used to calculate basic and diluted earnings per share:

	For the Years Ended December 31,
	2006	2005	2004

Weighed average number of voting common shares — basic	45,576,477	33,049,472	32,058,759
Weighed average number of non-voting common shares — basic	—	6,778,327	2,880,592
Weighted average number of common and common equivalent shares outstanding — basic	45,576,477	39,827,799	34,939,351
Dilutive Shares:
Weighted average number of Series A Preferred shares	—	10,433,504	10,433,504
Incremental shares under the treasury stock method for outstanding warrant	—	1,191,808	1,144,104
Incremental shares under the treasury stock method for outstanding options	—	3,053,455	5,579,247
Weighted average number of common and common equivalent shares outstanding — diluted	45,576,477	54,506,566	52,096,206

On November 16, 2006, the Company completed an initial public offering of its common stock. As a result, all issued and outstanding shares of Series A Preferred Stock and Non-Voting Common Stock were automatically converted into Voting Common Stock. As of December 31, 2006, the Company only had one series of capital stock that had any issued and outstanding stock. For the year ended December 31, 2006, 9,147,182, 2,251,072 and 2,230,232 weighted average shares issuable relative to preferred stock, common stock warrants and stock options, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive due to the Company’s net loss position.

The Company did not declare or pay any dividends in 2006, 2005 and 2004.

Stock-Based Compensation
At December 31, 2006, the Company had one stock-based employee compensation plan, which is more fully described in Note 7. Effective January 1, 2006, the Company accounted for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) issued SFAS No. 123(R), “Stock-Based Compensation” which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”. SFAS No. 123(R) superseded Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

Effective with the adoption of SFAS No. 123(R), the Company has elected to use the Black-Scholes option pricing model to determine the weighted average fair value of options granted. As our stock has a limited trading history as of December 31, 2006, the Company determined the volatility for options granted in 2006 based on an analysis of its historical data and reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility for options granted during the year ended December 31, 2006 was 47% to 48%. The expected life of options has been determined utilizing the “simplified” method as prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, “Share-Based Payment”. The expected life of options granted during 2006 was 4.75 years. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS No. 123. As a result, the Company applied an estimated forfeiture rate of 13% during the first nine months of 2006 and 12% in the last three months of 2006 in determining the expense recorded in the accompanying consolidated statement of operations.

The weighted average fair value of options granted during the year ended December 31, 2006, under the Black-Scholes option pricing model was approximately $0.36 per option share. The weighted-average assumptions utilized to determine the above values are indicated in the following table:

Dividend yield	0%
Risk-free interest rate	4.27% to 4.83%
Expected life	4.75 years
Volatility	47% to 48%

For the year ended December 31, 2006, the Company recorded stock-based compensation expense of approximately $44,000 in connection with share-based payment awards as follows: $20,000 in sales and marketing, $2,000 in cost of revenue and $22,000 in general and administrative expenses. As of December 31, 2006, there was approximately $406,000 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 3.75 years. See Note 7 for a summary of the stock option activity under the Company’s stock-based employee compensation plan for the years ended December 31, 2006, 2005 and 2004.

Prior to January 1, 2006, the Company accounted for its stock-based awards to employees using the intrinsic value method prescribed in APB 25 and related interpretations. Under the intrinsic value method, compensation expense is measured on the date of grant as the difference between the deemed fair value of the Company’s common stock and the option exercise price multiplied by the number of options granted. Generally, the Company grants stock options with exercise prices equal to the estimated fair value of its common stock; however, to the extent that the deemed fair value of the common stock exceeded the exercise price of stock options granted to employees on the date of grant, the Company recorded stock-based compensation expense ratably over the vesting schedule of the options, generally four years. The fair value of the Company’s common stock is determined by the Company’s Board of Directors (the “Board”).

Prior to November 16, 2006, there had been no public market for the Company’s common stock and the fair value for the Company’s common stock was estimated by the Board, with input from management as well as from independent appraisals. The Board exercised judgment in determining the estimated fair value of the Company’s common stock on the date of grant based on several factors, including the liquidation preferences, dividend rights, and voting control attributable to the Company’s then-outstanding convertible preferred stock and, primarily, the likelihood of achieving a liquidity event such as an initial public offering or sale of the Company. In the absence of a public trading market for the Company’s common stock, the Board considered objective and subjective factors in determining the fair value of the Company’s common stock. The Company believes this to have been a reasonable methodology based upon the Company’s internal peer company analyses and based on arm’s-length transactions, when applicable, involving the Company’s common stock supportive of the results produced by this valuation methodology.

During the years ended December 31, 2005 and 2004, the Company granted options to employees to purchase a total of 14,109,200 shares of non-voting common stock at exercise prices ranging from $0.025 to $0.24 per share. The Company granted the following stock options during 2006:

Grant Date	Options Granted	Exercise Price	Fair Value at Grant Date	Estimated Intrinsic Value as of December 31, 2006
January 16, 2006	300,000	$0.38	$0.38	$182,045
February 10, 2006	40,000	$0.38	$0.38	$24,272
March 30, 2006	60,000	$0.38	$0.50	$—
July 31, 2006	742,000	$0.95	$0.95	$27,317
December 15, 2006	120,000	$1.13	$1.01	$—

In preparing for the initial public offering of the Company’s common stock, the Company reassessed the valuations of its common stock during 2006, in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation

(the “Practice Aid”). In May 2006, the company engaged an unrelated third-party valuation specialist to assist management in providing a retrospective valuation report of option grants during the first quarter of 2006 and a prospective valuation of the July 31, 2006 option grants. The third-party valuation specialist valued the Company’s common stock (both voting and non-voting common stock) at approximately $0.30, $0.39 and $0.95 as of January 16, 2006, February 10, 2006 and July 31, 2006, respectively, representing the dates when certain stock options were granted.

The Company believes that the valuation methodologies that were used were consistent with the Practice Aid. With the exception of one option to purchase 60,000 shares on March 30, 2006, the Company has concluded that for all options granted to employees during the two years ended December 31, 2005 and the period from January 1, 2006 to November 16, 2006, the fair value of its common stock, for financial reporting purposes, did not exceed the exercise price for those options at the time of grant. The Company granted stock options to purchase 60,000 shares of non-voting common stock, on March 30, 2006, to an employee with an exercise price of $0.38 per share, which was $0.12 per share below fair value as subsequently determined by the Board of Directors. Compensation expense related to this grant was deemed to be immaterial. On July 19, 2006 the Company and the option holder agreed to terminate the option grant. On July 31, 2006, the Company granted this employee an option to purchase 72,000 shares of common stock at an exercise price of $0.95, which the Board determined to be the fair value at that date. No stock-based compensation expense was recorded for the years ended December 31, 2005 or 2004 as the exercise price of the Company’s stock options was equal to the estimated fair value of the Company’s common stock on the date of grant.

The Company accounts for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS No. 123(R)  and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services”. The Company granted stock options to purchase 526,400 shares of non-voting common stock during 2004 to non-employees, at an exercise price of $0.025 in consideration for services performed. At the time of the grants, these options had a fair value of $19,268 using the Black-Scholes option pricing model, based on the fair value of the Company’s non-voting common stock of $0.025 per share, an assumed volatility of 70%, risk-free interest rates ranging from 2.94% to 4.65%, a weighted average expected life of five years, and a dividend rate of 0.0%. All of these option grants were fully vested on the date of grant. Accordingly, the Company recognized a charge of $19,268 to general and administrative expense in the statements of operations for the year ended December 31, 2004 related to these grants.

The Company provides the disclosures as required by SFAS No. 148, “Accounting for Stock-Based Compensation and Disclosure, an Amendment of FASB Statement No. 123”.

The following table illustrates the assumptions used and the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. For purposes of this pro forma disclosure, the Company estimated the fair value of stock options issued to employees using the minimum value option-pricing model. The Company’s use of the minimum value model was primarily due to the determination as to its appropriateness, as well as its general acceptance as an option valuation technique for private companies.

The weighted-average assumptions used to calculate the SFAS No. 123 pro forma expense for stock options granted to employees and directors for the years ended December 31, 2005 and 2004.

Dividend yield	0%
Risk-free interest rate	3.47% to 4.41%
Expected life	5 years
Volatility	0%

Had compensation cost for these awards been determined consistent with SFAS No. 123, the Company’s net income (loss) would have been as follows:

	2005	2004

Net income available to common shareholders, as reported	$1,040,051	$1,055,752
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,499)	(4,652)
Net income available to common shareholders, pro forma	$1,032,552	$1,051,100
As Reported Per Share Amounts:
Basic net income per weighted average voting common share	$0.02	$0.02
Basic net income per weighted average non-voting common share	$0.02	$0.02
Diluted net income per weighted average common share	$0.02	$0.02
Pro-forma Per Share Amounts:
Pro-forma basic net income per weighted average voting common share	$0.02	$0.02
Pro-forma basic net income per weighted average non-voting common share	$0.02	$0.02
Pro-forma diluted net income per weighted average common share	$0.02	$0.02

As stock options vest over several years and additional stock option grants are expected to be made each year, the above pro forma disclosures are not necessarily representative of pro forma effects on results of operations for future periods.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, among other matters, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, except early adoption is allowed in certain circumstances. We expect to adopt SFAS No. 155 on January 1, 2007.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109”, (“FIN 48”) which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007. The Company is currently in the process of evaluating the effects of the adoption of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair-value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and will be in effect for the Company January 1, 2008. The Company is currently evaluating the potential impact that the adoption of SFAS 157 will have on its financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 must be implemented by the end of the Company’s fiscal 2007. The Company is currently assessing the potential effect of SAB 108 on its financial statements.

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2006	2005

Leasehold improvements	$16,751	$—
Equipment	225,051	190,826
Furniture and fixtures	194,552	160,524
	436,354	351,350
Less accumulated depreciation:
Leasehold improvements	(1,339)	—
Equipment	(150,583)	(116,328)
Furniture and fixtures	(58,500)	(31,938)
	(210,422)	(148,266)
Property and equipment, net	$225,932	$203,084

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $62,156, $51,084 and $32,488, respectively. Property and equipment purchased under capital lease obligations during the years ended December 31, 2006 and 2005 was $272,704 and $259,761, respectively. Accumulated depreciation for property and equipment purchased under capital lease was $137,758 and $91,828 at December 31, 2006 and 2005, respectively.

NOTE 4 — LINE OF CREDIT

The Company had a loan and security agreement (the “Agreement”) with a bank, which matured on December 14, 2005. The Agreement consisted of a committed revolving line of credit (the “Line”) of up to $500,000 and a security agreement with another party (the “Securing Party”), who is also an investor in the Company, who had agreed to provide an unconditional guarantee (the “Guarantee”) to the bank. The Company repaid the balance due under the Agreement of $500,000 on November 7, 2005. The loan bore interest at the prime lending rate, plus 1% and was payable monthly. Interest expense under the Agreement was approximately $30,000 and $29,000 for the years ended December 31, 2005 and 2004, respectively.

The Company agreed to pay the Securing Party 2% interest per annum of any cash amounts that were used to secure the Line, as well as to issue the Securing Party 1.5 options for each $1.00 the Company drew down on the Line (see Note 6, “Series A Redeemable Convertible Preferred Stock”). The Company issued 750,000 options in conjunction with the Line during the year ended December 31, 2004. The options were accounted for at their estimated fair value of $11,214 and charged to interest expense in the year ended December 31, 2004 (see Note 7, “Common Stock”).

NOTE 5 — DEBT

Subordinated Notes Payable

Long-term debt consists of the following:

	December 31,
	2006	2005

Subordinated note payable to Massachusetts Capital Resource Company, bearing interest at 10% per annum net of unamortized discount of $252,000 related to warrants	$—	$1,748,000
Total long-term debt	—	1,748,000
Less: current portion	—	—
	$—	$1,748,000

In November 2005, the Company received $2,000,000 in exchange for a subordinated note with the Massachusetts Capital Resource Company (“MCRC”), which bore interest at 10% per annum, and required quarterly interest payments beginning on December 31, 2005. The note also required quarterly principal payments of $125,000 beginning on September 30, 2009 through the maturity date of June 30, 2013 (hereinafter referred to as the “Subordinated Note”).

In connection with the Subordinated Note, the Company also issued to MCRC a warrant to purchase from the Company, at a purchase price per share of forty cents ($0.40), at any time before June 30, 2013, 3,000,000 fully paid and non-assessable shares of voting common stock of the Company, of which 600,000 warrants vested upon issuance and 2,400,000 warrants were to vest by December 31, 2006 if the Company did not consummate an initial underwritten public offering of its common stock with gross proceeds to the Company of at least $5,000,000 prior to December 31, 2006 (see Note 7 — Common Stock). The warrants provided for net share settlement.

In accordance with Accounting Principles Board No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB No. 14”), the Company allocated $256,200 to the warrants based on its relative fair value and has accounted for such warrants as additional paid-in capital with a corresponding discount on the Subordinated Note. The cost of the warrants was being amortized to interest expense over the expected life of the Subordinated Note and resulted in amortization expense of $252,000 and $4,200 for the years ended December 31, 2006 and 2005, respectively. The discount on the Subordinated Note was fully amortized as of December 31, 2006.

On December 4, 2006, the Company exercised its option to redeem the entire amount of principal and all accrued interest of the Subordinated Note without premium as a result of the completion of its initial public offering. In connection with the Note redemption, MCRC exercised warrants to purchase 600,000 shares of the Company’s common stock. The remaining warrants to purchase 2,400,000 shares of common stock did not vest and expired due to the successful consummation of the Company’s initial public offering on November 16, 2006. The net redemption amount was $1,795,000, including interest earned through the date of redemption.

For the years ended December 31, 2006 and 2005, interest expense related to the Subordinated Note was approximately $437,000 and $30,000, respectively.

Third Party Note

The Company entered into a note payable agreement on June 29, 2001 for the purchase of certain long-lived intangible assets from a third party, bearing interest at 10% per annum for a three year period with any unpaid principal and interest due on June 29, 2004. In June 2004, the third party forgave the principal balance due under the note plus accrued interest in exchange for a one-time payment. The net effect is the $1,062,775 included under the caption “other income (expense)” in the accompanying consolidated statement of operations. During the year ended December 31, 2004 approximately $46,000 was charged to interest expense related to the third party note.

NOTE 6 — SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

On November 16, 2006, in connection with its initial public offering, the Company amended its Certificate of Incorporation to eliminate all references to the Series A Preferred Stock and authorize 5,000,000 shares of $0.0001 par value undesignated preferred stock. No shares have been issued as of December 31, 2006.

Prior to November 16, 2006, the Company had authorized 15,000,000 shares of $0.0001 par value Series A Redeemable Convertible Preferred Stock (the “Series A Preferred”). The Series A Preferred had the following terms and conditions:

Dividends — In the event that the Company pays a dividend (other than a dividend payable solely in shares of common stock) on its common stock, the holders of shares of Series A will be entitled to a proportionate share of any such distribution as though it was the holder of the number of shares of common stock into which its share of Series A is convertible as of the date fixed for the determination of the holders of common stock entitled to receive the distribution.

Automatic Conversion — Shares of Series A Preferred will automatically convert into common stock at the applicable conversion rate (one share of common stock for one share of Series A Preferred) in the event of: (1) the closing of an underwritten initial public offering with aggregate proceeds to the Company of at least $10,000,000 and a per share price to the public of at least three times the initial conversion price (a “qualified public offering”) or (2) the election of the holders of a majority of the outstanding shares of Series A Preferred.

Optional Conversion — The holders of Series A Preferred have the right to convert their shares, at any time, into shares of voting common stock on a one for one basis.

Liquidation Preference — In the event of liquidation or winding up of the Company, each holder of Series A Preferred shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders in preference to the common stockholders, in an amount equal to the price per share of the Series A Preferred or $0.146 (the “Liquidation Amount”). After the payment of this amount to holders of Series A Preferred, the common stockholders will be entitled to receive any remaining assets of the Company on a pro rata basis. The following qualify as events that would trigger a liquidation: (1) a merger or consolidation (other than one in which the stockholders, at the time of the merger or consolidation, continue to hold more than 50% of the stock of the surviving entity) or (2) a sale or exclusive license of all or substantially all of the assets or intellectual property of the Company.

Redemption Provisions — All shares of Series A Preferred will be redeemed by the Company, at the Liquidation Amount, at any time after January 31, 2009, if the holders of two-thirds of the outstanding shares of Series A Preferred request, by written notice to the Company, that the shares be redeemed. The shares will be redeemed within 60 days of the Company receiving such written notice.

The Company has classified the Series A Preferred outside of permanent equity due to its redemption feature being outside the control of the Company. The activity within the Series A Preferred shares and redemption value for the years ended December 31, 2006, 2005 and 2004 is as follows:

	Number of Shares	Redemption Value
Balance, December 31, 2003	10,433,504	$1,487,300
Accretion of stock issuance costs	—	7,199
Balance, December 31, 2004	10,433,504	1,494,499
Accretion of stock issuance costs	—	7,199
Balance, December 31, 2005	10,433,504	1,501,698
Accretion of stock issuance costs	—	6,299
Conversion of Series A preferred stock into common stock	(10,433,504)	(1,507,997)
Balance, December 31, 2006	—	$—

NOTE 7 — COMMON STOCK

On March 31, 2003, the Board increased the number of shares of $0.0001 par value common stock from 50,000,000 to 90,000,000, of which 75,000,000 were designated voting common stock (“Voting Common Stock”) and 15,000,000 were designated as non-voting common stock (“Non-Voting Common Stock”).

On October 16, 2006, the Company amended its Certificate of Incorporation to increase the authorized shares of voting common stock from 75,000,000 to 100,000,000 shares. The total number of shares of all classes of stock which the Company had the authority to issue after this amendment was 130,000,000, consisting of 15,000,000 shares of Non-Voting Common Stock, 100,000,000 shares of Voting Common Stock and 15,000,000 shares of Series A preferred stock.

On November 16, 2006, the Company completed its initial public offering (listed on the Toronto Stock Exchange) of 27,441,064 shares of common stock at a price of CDN$1.05 (approximately US$0.93) per share. The offering was comprised of 20,000,000 shares sold by World Energy for gross proceeds to the Company of CDN$21,000,000 and 7,441,064 shares sold by certain selling stockholders for gross proceeds to such stockholders of approximately CDN$7,800,000. In connection with this offering, the Company amended its Certificate of Incorporation to increase the authorized shares of common stock from 100,000,000 to 150,000,000 shares. The total number of shares of all classes of stock which the Company shall have the authority to issue after this amendment is 155,000,000, consisting of 150,000,000 shares of common stock and 5,000,000 shares of undesignated preferred stock.

On December 5, 2006, the Company issued an additional 3,000,000 shares of common stock in accordance with an over-allotment option granted to the underwriters of the initial public offering at a price of CDN$1.05 (approximately US $0.92) per share for gross proceeds to the Company of CDN$3,150,000. Net proceeds to the Company from the initial public offering and over-allotment option were approximately $17.5 million, after deducting the underwriting discount of $1.3 million and other direct costs of $2.3 million.

As of December 31, 2006, 2005 and 2004, 76,511,741, 33,049,473 and 33,724,819 shares of Voting Common Stock were issued and outstanding, respectively, while 6,792,135 and 6,552,135 shares of Non-Voting Common Stock were issued and outstanding as of December 31, 2005 and 2004, respectively. The holders of the Non-Voting Common Stock had the same privileges and rights of the holders of the Voting Common Stock, except for the right to vote. The 8,982,806 shares of Non-Voting Common Stock automatically converted to Voting Common Stock at the closing of an initial public offering of the Company’s common stock.

Guaranteed Return on Voting Common Stock

In 2002, a certain shareholder purchased shares of Voting Common Stock of the Company and the Company agreed to pay an 8% guaranteed return per year based on the initial investment of $200,000 with payments to continue until the earlier of a liquid market for the Company’s equity or August 31, 2006. In accordance with SFAS 133, “Accounting for Derivatives and Hedging Activities”, the Company bifurcated the guaranteed return on the Voting Common Stock at its then deemed fair value of $66,651 and recorded the guaranteed return as a liability. The payments on the guaranteed return were being amortized to principal and interest, using the interest method, through August 31, 2006. The Company has deemed the difference between the stated value and the fair value of the derivative feature to be immaterial and has not recorded a “mark-to-market” adjustment during the life of the feature.

Fair Value of Common Stock

The Company has granted common stock, common stock warrants, and common stock option awards (“equity awards”) to consultants, employees, debt holders, and others since its inception. The Company’s determination of the fair value of the underlying common stock is a significant aspect in accounting for these aforementioned equity awards in accordance with generally accepted accounting principles.

During each of the three years in the period ended December 31, 2006, the Company and the Board had determined the fair value of the Series A Preferred Stock, the Voting and Non-Voting Common Stock at each issuance of such equity awards. Prior to the consummation of the Company’s initial public offering, the fair value of the Voting and Non-Voting Common Stock had been determined by the Board at the measurement date of each of the aforementioned equity awards, based on a variety of different factors including, but not limited to the Company’s financial position and historical financial performance, the status of technological developments within the Company, the composition and ability of the current engineering, operations, and management team, an evaluation and benchmark of the Company’s competition, the current climate in the marketplace, the illiquid nature of the common stock, arms-length sales and anticipated sales of the Company’s capital stock (including preferred stock), the effect of the rights and preferences of preferred shareholders, independent third party appraisals, and the prospects of a liquidity event, among others.

Treasury Stock

On March 14, 2006, the Company purchased 25,000 of its voting common stock from certain shareholders at $2.00 per share. The excess of the purchase price and the then deemed fair value on the date of the purchase of $0.50 per share, or $37,500, has been charged to general and administrative expense. On June 19, 2006, the Company’s Board of Directors voted to retire 700,346 shares of its treasury stock which had a cost of $164,453.

Common Stock Warrants

At December 31, 2006, the Company had warrants to purchase 2,000,814 shares of common stock at a weighted average price of $0.54. During 2004, 1,835,615 shares of Voting Common Stock was issued upon the exercise of warrants. During 2005, the Company issued warrants to purchase 3,000,000 shares of Voting Common Stock in connection with the Subordinated Note issued to MCRC. Of the warrants that were issued in connection with this note, 600,000 were vested upon issuance and the remaining 2,400,000 did not vest and subsequently expired due to the successful consummation of the Company’s initial underwritten public offering of its common stock on November 16, 2006 (see Note 5). On December 4, 2006, MCRC exercised its warrant to purchase 600,000 shares of the Company’s common stock at $0.40 in connection with the redemption of the Subordinated Note by the Company.

On November 16, 2006 and December 5, 2006, the Company granted the underwriters of the initial public offering warrants to purchase up to 1,000,000 and 150,000 shares of common stock, respectively at the initial public offering price. The warrants are exercisable at the 1-year anniversary of the warrants issuance (November 16, 2007 and December 5, 2007, respectively) and expire 18 months from the date of the one year anniversary (May 15, 2009 and June 4, 2009, respectively). These warrants allow for net share settlement and certain of the holders of these warrants have piggy-back registration rights. The Company valued the warrants at $274,129 and recorded them as a component of additional paid-in capital. The following table summarizes the Company’s warrant activity:

	Shares	Weighted Average Exercise Price
Warrants outstanding, December 31, 2003	3,157,387	$0.03
Granted	—	$—
Exercised	(1,835,615)	$0.03
Canceled/expired	—	$—
Warrants outstanding, December 31, 2004	1,321,772	$0.03
Granted	3,000,000	$0.40
Exercised	—	$—
Canceled/expired	—	$—
Warrants outstanding, December 31, 2005	4,321,772	$0.29
Granted	1,150,000	$0.92
Exercised	(1,070,958)	$0.24
Canceled/expired	(2,400,000)	$0.40
Warrants outstanding, December 31, 2006	2,000,814	$0.54

The weighed average remaining contractual life of warrants outstanding is 2.3 years and 6.1 years as of December 31, 2006 and 2005, respectively.

Stock Options

On May 9, 2003, the Company formally approved the adoption of the 2003 Stock Incentive Plan (the “2003 Plan”) and had reserved 15,000,000 shares for the grant of options to purchase shares of Non-Voting Common Stock. As of December 31, 2006, 4,363,029 shares of common stock were reserved under the 2003 Plan. On November 16, 2006 the Company adopted the 2006 Stock Incentive Plan (the “2006 Plan”) and reserved 4,738,161 shares of common stock for grant thereunder. No further grants are allowed under the 2003 Plan. A summary of option activity under the Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2003	9,752,800	$0.025
Granted	1,916,400	$0.025
Canceled	(452,865)	$0.025
Exercised	(4,552,135)	$0.025
Outstanding at December 31, 2004	6,664,200	$0.025
Granted	440,000	$0.240
Canceled	(1,392,500)	$0.025
Exercised	(240,000)	$0.025
Outstanding at December 31, 2005	5,471,700	$0.042
Granted	1,262,000	$0.790
Canceled	(60,000)	$0.380
Exercised	(2,190,671)	$0.026
Outstanding at December 31, 2006	4,483,029	$0.260

A summary of options outstanding and options exercisable as of December 31, 2006 is as follows:

	Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted			Weighted
		Remaining	Average	Aggregate	Number	Average	Aggregate
Range of		Contractual	Exercise	Intrinsic	of Shares	Exercise	Intrinsic
Exercise Prices	Options	Life	Price	Value	Exercisable	Price	Value
$0.025	2,851,029	3.85 years	$0.025	$2,742,162	2,665,171	$0.025	$2,563,402
$0.240	430,000	5.22 years	0.240	321,130	182,500	0.240	136,294
$0.380	340,000	6.05 years	0.380	206,317	—	—	—
$0.950	742,000	6.58 years	0.950	27,317	—	—	—
$0.950	120,000	6.96 years	1.130	—	—	—	—
	4,483,029	4.68 years	$0.260	$3,296,926	2,847,671	$0.039	$2,699,696

The aggregate intrinsic value in the table above represents the total intrinsic value of our outstanding options and exercisable options as of December 31, 2006. The aggregate intrinsic value of options exercised during the year ended December 31, 2006 was approximately $1,980,144.

As of December 31, 2005 4,481,700 shares of common stock under the 2003 Plan were exercisable at a weighted average exercise price of $0.03.

There were 9,101,190 shares reserved for issuance under these plans at December 31, 2006.

NOTE 8 — RELATED PARTIES

In 2006, the Company entered into a consulting agreement with a board member to assist the Company in its research of potential equity financing. Costs incurred during the year ended December 31, 2006 were approximately $32,000 and were charged to general and administrative expense.

NOTE 9 — INCOME TAXES

The components of the net deferred tax asset were as follows:

	December 31,
	2006	2005
Depreciation and amortization	$22,242	$21,226
Commission income	(266,310)	(40,068)
Accruals & reserves	155,263	115,451
Prepaids	20,099	35,271
Net operating loss carryforwards	1,769,489	1,261,183
	1,700,723	1,393,063
Valuation allowance	(639,063)	(639,063)
	$1,061,720	$754,000

The provision for income taxes is comprised of the following:

	Years Ended December 31,
	2006	2005	2004
Current income tax expense:
Federal	$—	$—	$—
State	—	—	—
	—	—	—
Deferred income tax benefit:
Federal	(232,091)	(588,120)	—
State	(72,137)	(165,880)	—
	(304,228)	(754,000)	—
Total income tax benefit	$(304,228)	$(754,000)	$—

A reconciliation of the Company’s federal statutory tax rate to its effective rate is as follows:

	Years Ended December 31,
	2003	2005	2004
Income tax at federal statutory rate	(34.0)%	34.0%	34.0%
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	(6.3)%	6.3%	6.3%
Permanent differences	2.1%	2.3%	0.6%
Change in valuation allowance	(.0)%	(270.0)%	(40.9)%
Other	0.0%	0.0%	0.0%
	(38.1)%	(227.4)%	0.0%

As of December 31, 2006, the Company has federal and state net operating loss carryforwards of approximately $4,400,000 each, which begin to expire in 2007 through 2022 for state and federal purposes, respectively. A valuation allowance is established, if it is more likely than not, that all or a portion of the deferred tax asset will not be realized.

Pursuant to SFAS No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards, and other temporary differences. Management has determined at this time that it is more likely than not that the Company will recognize a portion of the benefits of its federal and state deferred tax assets based on estimates of expected future income. Accordingly, as of December 31, 2006 the Company has recognized approximately $1.1 million of deferred taxes. The Company has maintained a valuation allowance of approximately $639,000 has been established at December 31, 2006. During 2005 the Company released $754,000 of its valuation allowance. During 2004, the Company’s deferred tax assets decreased $430,707. The amount of the net deferred tax asset considered realizable at December 31, 2006 could be reduced or increased in the near term if estimates of future taxable income during the carryforward period change.

Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may have limited or may limit in the future the amount of net operating loss carryforwards which could be utilized annually to offset future taxable income and income tax liabilities. The amount of any annual limitation is determined based upon the Company’s value prior to an ownership change.

The Company has approximately $235,000 of future tax deductions which, when realized, will be credited to additional paid-in capital.

NOTE 10 — COMMITMENTS

Leases

The Company leases certain equipment under capital leases that expire through May 2011 and are collateralized by the related equipment. The Company has accounted for these leases using an incremental borrowing rate of 8%. In December 2004, the Company entered into an operating lease for its office space under a five year agreement, paid in installments due the beginning of each month and which expires in December 2009. Future aggregate minimum payments under capital and operating leases as of December 31, 2006 were as follows:

	Capital Leases	Operating Leases
2007	$66,277	$123,040
2008	47,223	96,976
2009	44,745	100,804
2010	3,192	—
2011	798	—
Total future minimum lease payments	162,235	$320,820
Less: amounts representing interest	18,132
Present value of future minimum lease payments	144,103
Less: current portion	56,259
Capital lease obligation, net of current portion	$87,844

The accompanying statement of operations for the years ended December 31, 2006, 2005, and 2004 includes approximately $118,902, $78,800 and $40,300 of rent expense, respectively.

Service Agreement

On February 2, 2005, the Company entered into a two year service agreement with an unrelated party for a hosting environment and dedicated server for the Company’s online energy procurement software. The terms of the agreement requires monthly payments of $600. The agreement expires on February 1, 2008.

NOTE 11 — 401(k) PLAN

During the fourth quarter of 2006 the Company established the World Energy Solutions, Inc. 401(k) Plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code covering all eligible employees. Employees of the Company may participate in the 401(k) Plan after reaching the age of 21. The Company may make discretionary matching contributions as determined by the Company. Employee contributions vest immediately, while Company matching contributions vest over 5 years beginning in the second year of service. To date, the Company has not made any discretionary contributions to the 401(k) Plan.

EXHIBIT INDEX

Exhibit		Description

3.1		Form of Amended and Restated Certificate of Incorporation of World Energy (incorporated by reference to Exhibit 3.4 to our Registration Statement of Form S-1(File No. 333-136528)).
3.2		Form of Amended and Restated By-laws of World Energy (incorporated by reference to Exhibit 3.5 to our Registration Statement of Form S-1(File No. 333-136528)).
4.1		Specimen Certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to our Registration Statement of Form S-1(File No. 333-136528)).
10	.1+	2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement of Form S-1(File No. 333-136528)).
10	.2+	2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to our Registration Statement of Form S-1(File No. 333-136528)).
10.3
Note and Warrant Purchase Agreement, dated November 7, 2005, between World Energy and Massachusetts Capital Resource Company (incorporated by reference to Exhibit 10.3 to our Registration Statement of Form S-1(File No. 333-136528)).

10.4		Subordinated Note due 2013, dated November 7, 2005 (incorporated by reference to Exhibit 10.4 to our Registration Statement of Form S-1(File No. 333-136528)).
10.5		Voting Common Stock Purchase Warrant, dated November 7, 2005 (incorporated by reference to Exhibit 10.5 to our Registration Statement of Form S-1(File No. 333-136528)).
10.6		Form of Common Stock Purchase Warrants (incorporated by reference to Exhibit 10.6 to our Registration Statement of Form S-1(File No. 333-136528)).
10.7
Solicitation/Contract/Order for Commercial Items, dated September 28, 2005, between U.S. General Services Administration and World Energy (incorporated by reference to Exhibit 10.7 to our Registration Statement of Form S-1(File No. 333-136528)).

10.8
Agreement to Provide Software and Support for a Reverse Energy Auction Procurement to the Maryland Department of General Services, dated March 16, 2006, by and between World Energy and the State of Maryland (incorporated by reference to Exhibit 10.8 to our Registration Statement of Form S-1(File No. 333-136528)).

10.9		Contract, dated January 9, 2006, by and between Montgomery County, Maryland and World Energy (incorporated by reference to Exhibit 10.9 to our Registration Statement of Form S-1(File No. 333-136528)).
10.10
Emergency Purchase/Interim Agreement, dated March 28, 2006, by and between the Commonwealth of Pennsylvania, Department of General Services and World Energy (incorporated by reference to Exhibit 10.10 to our Registration Statement of Form S-1(File No. 333-136528)).

10.11
Professional Services Agreement, dated June 1, 2005, between World Energy and Science Applications International Corporation (incorporated by reference to Exhibit 10.11 to our Registration Statement of Form S-1(File No. 333-136528)).

10.12		Escrow Agreement (incorporated by reference to Exhibit 10.12 to our Registration Statement of Form S-1(File No. 333-136528)).
10	.13+	Offer letter agreement, dated October 1, 2003, between World Energy and Philip V. Adams (incorporated by reference to Exhibit 10.13 to our Registration Statement of Form S-1(File No. 333-136528)).
10	.14+	Offer letter agreement, dated April 5, 2006, between World Energy and James Parslow (incorporated by reference to Exhibit 10.14 to our Registration Statement of Form S-1(File No. 333-136528)).
10.15		Lease, dated September 8, 2004, between Sovereign Bank and World Energy (incorporated by reference to Exhibit 10.15 to our Registration Statement of Form S-1(File No. 333-136528)).
10.16		Lease, dated June 21, 2006, between Roosevelt Land, LP and World Energy (incorporated by reference to Exhibit 10.16 to our Registration Statement of Form S-1(File No. 333-136528)).
10.17		Form of Warrant being issued to Underwriters (incorporated by reference to Exhibit 10.17 to our Registration Statement of Form S-1(File No. 333-136528)).
10.18		Form of Registration Rights Agreement with Underwriters (incorporated by reference to Exhibit 10.18 to our Registration Statement of Form S-1(File No. 333-136528)).
10.19
Solicitation, Offer and Award, dated August 18, 2006, between Government of the District of Columbia and World Energy (incorporated by reference to Exhibit 10.19 to our Registration Statement of Form S-1(File No. 333-136528)).

21	.1*	List of Subsidiaries
23	.1*	Consent of UHY LLP, Independent Registered Public Accounting Firm
31	.1*	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.
31	.2*	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.
32	.1*	Certification of the Chief Executive Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.
32	.2*	Certification of the Chief Financial Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.

* Filed herewith
+ Indicates a management contract or any compensatory plan, contract or arrangement