Form 10-Q
period 2007-03-31
World Energy Solutions, Inc.
filed 2007-05-15
CIK 1371781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007; or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   As of May 1, 2007, there were 76,511,741 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$16,099,796	$17,483,886
Unbilled accounts receivable	1,632,345	1,702,798
Prepaid expenses and other current assets	241,768	211,749
Total current assets	17,973,909	19,398,433
Property and equipment, net	257,362	225,932
Capitalized software, net	133,060	105,296
Deferred tax assets	1,338,468	1,061,720
Total assets	$19,702,799	$20,791,381
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$388,224	$848,518
Accrued commissions	803,665	1,021,433
Accrued compensation	313,217	304,330
Accrued expenses	253,165	232,587
Deferred revenue and customer advances	231,864	295,408
Capital lease obligations	54,602	56,259
Total current liabilities	2,044,737	2,758,535
Capital lease obligations, net of current portion	75,902	87,844
Total liabilities	2,120,639	2,846,379
Commitments
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized; 76,511,741 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	7,651	7,651
Additional paid-in capital	22,225,312	22,148,718
Accumulated deficit	(4,650,803)	(4,211,367)
Total stockholders’ equity	17,582,160	17,945,002
Total liabilities and stockholders’ equity	$19,702,799	$20,791,381

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Revenue: Brokerage commissions	$1,501,137	$1,204,931
Cost of revenue	396,361	222,558
Gross profit	1,104,776	982,373
Operating expenses:
Sales and marketing	1,102,035	694,964
General and administrative	912,993	309,312
Total operating expenses	2,015,028	1,004,276
Operating loss	(910,252)	(21,903)
Interest income (expense), net	204,024	(50,420)
Loss before income taxes	(706,228)	(72,323)
Income tax benefit	(266,792)	(31,900)
Net loss	(439,436)	(40,423)
Accretion of preferred stock issuance costs	—	(1,800)
Net loss available to common stockholders	$(439,436)	$(42,223)
Loss per share:
Net loss per voting common share – basic	$(0.01)	$—
Net loss per non-voting common share – basic	$—	$—
Net loss available to common stockholders – diluted	$(0.01)	$—
Weighted average shares outstanding – basic:
Voting common stock	76,511,741	32,374,126
Non-voting common stock	—	6,813,353
	76,511,741	39,187,479
Weighted average shares outstanding – diluted	76,511,741	39,187,479

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(439,436)	$(40,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,911	24,654
Deferred taxes	(276,748)	(31,900)
Share-based compensation	38,127	3,066
Accretion of warrants	—	8,400
Changes in assets and liabilities:
Unbilled accounts receivable	70,453	(404,073)
Prepaid expenses and other current assets	(30,019)	(42,864)
Accounts payable	(460,294)	(25,521)
Accrued commissions	(217,768)	(27,035)
Accrued compensation	8,887	(31,083)
Accrued expenses	59,045	76,801
Deferred revenue and customer advances	(63,544)	(8,637)
Net cash used in operating activities	(1,277,386)	(498,615)
Cash flows from investing activities:
Cost incurred in software development	(44,903)	(5,448)
Purchases of property and equipment	(48,202)	(6,615)
Net cash used in investing activities	(93,105)	(12,063)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	3,410
Principal payments on capital lease obligations	(13,599)	(10,623)
Principal payments on guaranteed return	—	(3,778)
Purchase of treasury stock	—	(12,500)
Net cash used in financing activities	(13,599)	(23,491)
Net decrease in cash and cash equivalents	(1,384,090)	(534,169)
Cash and cash equivalents, beginning of period	17,483,886	1,584,066
Cash and cash equivalents, end of period	$16,099,796	$1,049,897
Supplemental Disclosure of Cash Flow Information:
Non-cash investing and financing activities:
Reversal of accrued expenses related to initial public offering of common stock	$38,467	$—

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2007

1.         Nature of Business and Basis of Presentation

World Energy Solutions, Inc. (“World Energy” or the “Company”) is an energy brokerage company that has developed an online auction platform, the World Energy Exchange, through which commercial, industrial and government energy consumers in the United States are able to purchase electricity and other energy resources from competing energy suppliers.  Although the Company’s primary source of revenue is from brokering electricity, the Company has adapted its World Energy Exchange auction platform to accommodate the brokering of natural gas, green power (i.e. electricity generated by renewable resources) and energy-related products.  In addition, the Company has adapted the World Energy Exchange platform to accommodate transactions in fuel oils including: diesel, heating oil, propane and jet fuel and is in the process of adapting the platform to accommodate green credit transactions.

On November 16, 2006, the Company completed its initial public offering of common stock, including the exercise by the underwriters of an over-allotment option, for the sale of 23,000,000 shares of common stock resulting in net proceeds to the Company of approximately $17.5 million (net of offering costs of approximately $3.6 million).

2.         Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments consisting of normal recurring adjustments and accruals necessary for the fair presentation of the Company’s financial position as of March 31, 2007 and the results of its operations and cash flows for the three months ended March 31, 2007 and 2006, respectively. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2007.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

The Company’s most judgmental estimates relate to revenue recognition and the estimate of actual energy purchased from the energy supplier by the end user of such energy; the fair value of the Company’s equity securities where there was no ready market for the purchase and sale of those shares prior to our November 16, 2006 offering; and estimates of future taxable income as it relates to the realization of the Company’s net deferred tax assets. The effect of those estimates could have a material impact on the Company’s estimation of commission revenue, accounts receivable, accrued commission expense, stock-based compensation and earnings per share.

Certain prior period accounts have been reclassified to conform to the current presentation.

WORLD ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
(Unaudited)

3.         Loss Per Share

As of March 31, 2007, the Company only had one issued and outstanding class of stock – common stock.  As a result, the basic loss per share for the three months ended March 31, 2007 is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period.

For the three months ended March 31, 2006, basic loss per share for the Company’s voting common and non-voting common stock is calculated by utilizing the two-class method.  The two-class method requires the income per share for each class of common stock to be calculated assuming 100% of the Company’s earnings are distributed to each class of common stock based upon their respective dividend and ownership rights, even though the Company does not anticipate distributing 100% of its earnings as dividends.  Basic loss per share for the Company’s voting common and non-voting common stock is calculated by dividing net loss allocated to voting common and non-voting common stock by the weighted average number of shares of voting common and non-voting common stock outstanding, respectively.  Net losses are not allocated to Series A Preferred shareholders.  The following table reflects the allocation of net loss for the three months ended March 31, 2006 using this method:

Three Months Ended March 31, 2006
Net loss available to common shareholders	$(42,223)
Allocation of net loss for basic earnings per share:
Voting common stock	(34,882)
Non-voting common stock	(7,341)
Series A Preferred Stock	—
$(42,223)

The computed loss per share does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on loss per share.The following table provides a reconciliation of the denominators of the Company’s reported basic and diluted loss per share computations for the three month periods ended:

	Three Months Ended March 31,
	2007	2006
Weighted average number of voting common shares - basic	76,511,741	32,374,126
Weighted average number of non-voting common shares – basic	—	6,813,353
Weighted average number of common and common equivalent shares – basic	76,511,741	39,187,479
Dilutive shares:
Weighted average number of Series A Preferred Shares - Basic	—	—
Incremental shares under the treasury stock method for outstanding common stock warrants	—	—
Incremental shares under the treasury stock method for outstanding common stock options	—	—
Weighted average number of common and common equivalent shares outstanding – diluted	76,511,741	39,187,479

For the three months ended March 31, 2007, 822,889 and 1,858,137 weighted average shares issuable relative to common stock warrants and common stock options, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive due to the Company’s net loss position.  For the three months ended March 31, 2006, 10,433,504, 1,006,426 and 3,867,432 weighted average shares issuable relative to preferred stock, common stock warrants and common stock options, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive due to the Company’s net loss position.

WORLD ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
(Unaudited)

At March 31, 2007, 1,150,000 and 1,462,000 shares issuable relative to common stock warrants and common stock options, respectively, had exercise prices that exceeded the average market price of the Company’s common stock and were excluded from the calculation of diluted shares since the inclusion of such shares would be anti-dilutive.

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

The following represents revenue and unbilled accounts receivable from energy suppliers exceeding 10% of the total in each category:

	Revenue For the three months ended		Unbilled Accounts Receivable
Energy Supplier	March 31, 2007	March 31, 2006	As of March 31, 2007	As of March 31, 2006
A	20%	2%	13%	2%
B	16%	26%	16%	33%
C	12%	12%	13%	9%
D	12%	13%	15%	10%
E	9%	15%	7%	17%
F	3%	12%	3%	10%

In addition to its direct relationship with energy suppliers, the Company also has direct contractual relationships with energy consumers for the online procurement of their energy needs.  These energy consumers are primarily large businesses and government organizations.  For the three months ended March 31, 2007, three of these energy consumers accounted for transactions resulting in over 10% individually, and approximately 58% in the aggregate of our revenue.  For the three months ended March 31, 2006, four of these energy consumers accounted for transactions resulting in over 10% individually and approximately 55% in the aggregate of our revenue.

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and displaying comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) is defined as the change in stockholders’ equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The comprehensive loss for all periods presented does not differ from the reported net loss.

WORLD ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
(Unaudited)

5.         Property and equipment

Property and equipment consists of the following:

	March 31, 2007	December 31, 2006
Leasehold improvements	$16,751	$16,751
Equipment	242,377	225,051
Furniture and fixtures	225,428	194,552
	484,556	436,354
Less accumulated depreciation:
Leasehold improvements	(1,938)	(1,339)
Equipment	(159,389)	(150,583)
Furniture and fixtures	(65,867)	(58,500)
	(227,194)	(210,422)
Property and equipment, net	$257,362	$225,932

Depreciation expense for the three months ended March 31, 2007 and 2006 was $16,772 and $9,938, respectively.  Property and equipment purchased under capital lease obligations as of March 31, 2007 and December 31, 2006 was $272,704 for both periods, respectively. Accumulated depreciation for property and equipment purchased under capital lease was $149,657 and $137,758 at March 31, 2007 and December 31, 2006, respectively.

6.         Share-Based Compensation

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123(R), the Company recognizes the compensation cost of share-based awards on a straight-line basis over the requisite service period of the award.

The per-share weighted-average fair value of stock options granted during the three months ended March 31, 2007 and 2006 was $0.44 and $0.17, respectively, on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions and an estimated forfeiture rate of 12%:

Three-months ended March 31,	Expected Dividend Yield	Risk Interest Rate	Expected Option Life	Expected Volatility
2007	—	4.55%	4.75 years	48%
2006	—	4.27% to 4.83%	4.75 years	47%

For the three months ended March 31, 2007 and 2006, options to purchase 600,000 and 340,000 shares of common stock were granted, respectively.

For the three months ended March 31, 2007, the Company recorded share-based compensation expense of approximately $38,000 in connection with share-based payment awards.  The share-based compensation expense included $8,000 in sales and marketing, $15,000 in cost of revenue and $15,000 in general and administrative expenses. For the three months ended March 31, 2006, the Company recorded share-based compensation expense of approximately $3,000 in connection with share-based payment awards.  The stock-based compensation expense included $2,800 in sales and marketing and $200 in cost of revenue.  As of March 31, 2007 and 2006, there was approximately $554,000 and $66,000 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 3.35 years and 3.75 years as of March 31, 2007 and 2006, respectively.

The Company has two stock incentive plans: the 2003 Stock Incentive Plan (the “2003 Plan”) and the 2006 Stock Incentive Plan (the “2006 Plan”).  As of March 31, 2007, 4,275,529 shares of common stock were reserved under the 2003 Plan representing all the currently outstanding stock options under the 2003 Plan.  No further grants are allowed under the 2003 Plan. As of March 31, 2007, 4,738,161 shares of common stock were reserved under the 2006 Plan representing 720,000 currently outstanding stock options and 4,018,161 shares were available for grant.  A summary of option activity under both Plans for the three months ended March 31, 2007 is as follows:

WORLD ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
(Unaudited)

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	4,483,029	$0.26
Granted	600,000	$0.94
Canceled	(87,500)	$(0.03)
Exercised	—	$—
Outstanding at March 31, 2007	4,995,529	$0.34

A summary of common stock options outstanding and common stock options exercisable as of March 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Aggregate	Number	Remaining	Aggregate
		Contractual	Intrinsic	of Shares	Contractual	Intrinsic
Exercise Prices	Options	Life	Value	Exercisable	Life	Value
$0.025	2,763,529	3.58 Years	$2,327,997	2,705,955	3.58 Years	$2,279,496
$0.240	430,000	4.97 Years	269,780	207,500	4.97 Years	130,186
$0.380	340,000	5.80 Years	165,716	85,000	5.80 Years	41,429
$0.940	600,000	6.96 Years	—	—	—	—
$0.950	742,000	6.33 Years	—	—	—	—
$1.130	120,000	6.71 Years	—	—	—	—
	4,995,529	3.74 Years	$2,763,493	2,998,455	3.73 Years	$2,451,111

The aggregate intrinsic value in the table above represents the total intrinsic value of our outstanding options and exercisable options as of March 31, 2007. No options were exercised during the three months ended March 31, 2007.

At March 31, 2007, the weighted average exercise price of common stock options outstanding and exercisable was $0.20 and $0.05, respectively.

7.         Income Taxes

In the first quarter of 2007, the Company’s tax benefit was based on the estimated effective tax rate for 2007 based on the Company’s projected annual pretax loss.  The Company also adopted Financial Accounting Standards (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a two-step process to determine the amount of tax benefit to recognize.  First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by a tax authority.  If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements.  The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement.  If the tax position does not meet the “more-likely-than-not” threshold, then it is not recognized in the financial statements.  The Company’s adoption of FIN 48 as of January 1, 2007 did not have a material impact on the Company’s financial position or results of operations.

The Company has reviewed the tax positions to taken, or to be taken, in its tax returns for all tax years currently open to examination by taxing authority in accordance with the recognition and measurement standards of FIN 48.  At March 31, 2007, there is no aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q including this Item 2, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which  involve risks and uncertainties. Readers can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words.  The Company’s actual results and the timing of certain events may differ significantly from the results and timing discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed or referred to in this report and in the “Risk Factors” section of our Annual Report on Form 10-K. The following discussion and analysis of the Company’s financial condition and results of operations should be read in light of those factors and in conjunction with the Company’s accompanying consolidated financial statements and notes thereto.

Overview

World Energy is an energy brokerage company that has developed an online auction platform, the World Energy Exchange, through which commercial, industrial and government, or CIG, energy consumers in the United States are able to purchase electricity and other energy resources from competing energy suppliers. Our auction platform, the World Energy Exchange, is an online auction supplemented with information about market rules, pricing trends, energy consumer usage and load profiles. Our procurement staff uses this auction platform to conduct auctions, analyze results, guide energy consumers through contracting, and track their contracts, sites, accounts and usage history. While our core competency is brokering electricity, we have adapted our World Energy Exchange auction platform to accommodate the brokering of natural gas, green power (i.e., electricity generated by renewable resources) and energy-related products. In addition, we have adapted our World Energy Exchange platform to accommodate transactions in fuel oils including: diesel, heating oil, propane and jet fuel and are in the process of adapting the platform to accommodate green credit transactions.

During the first three months of 2007, we continued to increase our cost base to support our growth plans. As of March 31, 2007, we employed 24 full time employees versus 20 as of December 31, 2006 and 13 as of March 31, 2006.  The staffing increases during the first quarter of 2007 were primarily related to the opening of our Texas office where our recently hired Senior Vice President of Sales is located, along with two sales managers who were hired at the end of March to pursue the energy opportunities within the Texas market.  We expect to continue to build out the sales and support staff within the major deregulated markets where we currently do not have a strong representation including Texas, New England, New York and the Midwest.  We also plan to continue to build out our green credit and wholesale teams.  In April, we hired a Senior Vice President of Environmental Markets who will be based in our newly opened Boulder, Colorado office and have recently hired additional personnel to support our green credit initiatives.  We expect to continue to build out these areas as well as increase our presence in the wholesale energy market throughout 2007.  These increased employee (salaries and commissions) and related costs and previously noted increases in 2006 were the major factors contributing to our increased cost structure in all functional areas during the first quarter of 2007 as compared to the same quarter in the prior year. We expect to continue to significantly increase our operating expenses during the remainder of 2007 as we expand our brokerage capabilities to offer additional energy-related products, increase our sales and marketing efforts and continue to expand our back office operation.  We also expect there to be continued significant additional compliance costs associated with being a public company reporting in both the United States and Canada.

Operations

Revenue

For substantially all of our transactions, we receive a monthly commission on energy sales contracted through our online auction platform from each energy supplier based on the energy usage generated and transacted between the energy supplier and energy consumer. Our commissions are based on the energy usage generated and transacted between the energy supplier and energy consumer multiplied by our contractual commission rate. Our contractual commission rate is negotiated with the energy consumer on a procurement by procurement basis based on energy consumer specific circumstances, including size of auction (kilowatt hours for electricity or decatherms for gas), internal effort required to organize and run the respective auction and competitive factors, among others. Once the contractual commission is agreed to with the energy consumer, all energy suppliers participating in the auction agree to that rate. That commission rate remains fixed for the duration of the contractual term regardless of energy usage. Energy consumers provide us with a letter of authority to request their usage history from the local utility. We then use this data to compile a usage profile for that energy consumer that will become the basis for the auction. This data may also be used to estimate revenue on a going forward basis, as noted below.

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

Cost of revenue

Cost of revenue primarily consists of:

•
salaries, employee benefits and stock-based compensation associated with our auction management services, which are directly related to the development and production of the online auction and maintenance of market-related data on our auction platform (our supply desk function);

•	amortization of capitalized costs associated with our auction platform; and

•	rent, depreciation and other related overhead and facility-related costs.

Sales and marketing

Sales and marketing expenses consist primarily of:

•	third party commission expenses to our channel partners;

•	salaries, employee benefits and stock-based compensation related to sales and marketing personnel;

•	travel and related expenses;

•	general marketing costs such as trade shows and marketing materials; and

•	rent, depreciation and other related overhead and facility-related costs.

While third party and sales commission expense vary as a function of revenue from period-to-period, we expect increases in non-commission sales and marketing expenses as we plan to increase the size of our sales and marketing staff within our government and channel partner groups, expand our geographic reach through the opening of additional sales offices within the United States and launch new business initiatives.  In January 2007, we hired a Senior Vice President of Sales to extend our national footprint and deepen our Texas presence.  As a result, we have established and staffed a sales office in Texas and plan to increase our staffing levels in that region and in other deregulated regions including, but not limited to, New England, New York and the Midwest.

General and administrative

General and administrative expenses consist primarily of:

•	salaries, employee benefits and stock-based compensation related to general and administrative personnel;

•	accounting, legal and other professional fees; and

•	rent, depreciation and other related overhead and facility-related costs.

Interest income (expense), net

Interest income (expense), net consists primarily of:

•	interest income in 2007 related to the invested portion of the proceeds from our initial public offering;

•	interest expense in 2007 and 2006 related to capital leases; and

•
interest expense in 2006 on our $2.0 million subordinated note payable to Massachusetts Capital Resource Company (the “MCRC note”), including the accretion of warrants, that was redeemed on December 4, 2006.

Income tax benefit

Income tax benefit primarily relates to our pre-tax loss generated during the first three-months ended March 31, 2007 and 2006. A valuation allowance is provided against the deferred tax assets generated in prior years due to uncertainty regarding the realization of those deferred tax assets, primarily net operating loss carryforwards, in the future.

Results of Operations

The following table sets forth certain items as a percent of revenue for the periods presented:

	For the Three Months Ended March 31,
	2007	2006
Revenue	100%	100%
Cost of revenue	26	18
Gross profit	74	82
Operating expenses:
Sales and marketing	74	58
General and administrative	61	26
Operating loss	(61)	(2)
Interest income (expense), net	14	(4)
Income tax benefit	18	3
Net loss	(29)%	(3)%

Comparison of the Three Months Ended March 31, 2007 and 2006

Revenue

	For the Three Months
	Ended March 31,
	2007	2006	Increase/(Decrease)
Revenue	$1,501,137	$1,204,931	$296,206	25%

Revenue increased 25%, primarily due to increased energy consumption by energy consumers during the three months ended March 31, 2007 as compared to the same period in the prior year. This increase was primarily due to the increase to 32 channel partners as of March 31, 2007 from 19 as of March 31, 2006. Of those channel partners, 15 had contributed to our revenue by brokering transactions over the exchange in the three months ended March 31, 2007 as compared to 12 during the three months ended March 31, 2006.

Cost of revenue

	For the Three Months Ended March 31,
	2007		2006
	$	% of Revenue	$	% of Revenue	Increase/(Decrease)
Cost of revenue	$396,361	26%	$222,558	18%	$173,803	78%

The 78% increase in cost of revenue related to the three month period ended March 31, 2007 as compared to the same period in 2006 was substantially due to an increase in salary and benefit costs associated with the addition of four new employees and general salary increases. Cost of revenue as a percent of revenue increased 8% due to the cost increases noted above partially offset by the 25% increase in revenue.

Operating expenses

	For the Three Months Ended March 31,
	2007		2006
	$	% of Revenue	$	% of Revenue	Increase/(Decrease)
Sales and marketing	$1,102,035	74%	$694,964	58%	$407,071	59%
General and administrative	912,993	61	309,312	26	603,681	195
Total operating expenses	$2,015,028	135%	$1,004,276	84%	$1,010,752	101%

The 59% increase in sales and marketing expense for the three month period ended March 31, 2007 as compared to the same period in 2006 was primarily due to an increase in salary and benefit cost associated with two additional employees, general salary increases and higher commission costs associated with our increased sales activity as well as increased travel and marketing expenses. Sales and marketing expense as a percentage of revenue increased 16% due to increased costs discussed above partially offset by the 25% increase in revenue.

The 195% increase in general and administrative expenses related to the three month period ended March 31, 2007 was primarily due to an increase in salary and benefit costs associated with the addition of four new employees, compliance and recruiting costs as we increased staffing levels in all functional areas. General and administrative expenses as a percent of revenue increased 35% substantially due to the cost increases noted above, partially offset by the 25% increase in revenue.

Interest income (expense), net

Interest income, net was approximately $204,000 for the three months ended March 31, 2007.  Interest expense, net was approximately $50,000 during the three months ended March 31, 2006.  Interest income in 2007 was primarily due to interest earned on the invested portion of the proceeds from our initial public offering.  Interest expense in 2006 was primarily due to interest paid on our $2.0 million subordinated note with Massachusetts Capital Resource Corporation.  This note was retired in December 2006.

Income tax benefit

We recorded an income tax benefit of approximately $267,000 for the three months ended March 31, 2007 reflecting an expected effective federal and state tax rate of 38%. We recorded an income tax benefit of approximately $32,000 for the three months ended March 31, 2006 reflecting an expected federal and state tax rate of 44%.

Net loss

We reported a net loss for the three months ended March 31, 2007 of approximately $439,000 compared to a net loss of approximately $40,000 for the three months ended March 31, 2006. The increase in net loss is primarily due to the higher operating expenses discussed above partially offset by increases in revenue, interest income and income tax benefit.

Liquidity and Capital Resources

On November 16, 2006, the Company completed its initial public offering (listed on the Toronto Stock Exchange) of 27,441,064 shares of common stock at a price of CDN$1.05 (approximately US$0.93) per share.  The offering was comprised of 20,000,000 shares sold by World Energy for gross proceeds to the Company of approximately CDN$21,000,000 and 7,441,064 shares sold by certain selling stockholders for gross proceeds to such stockholders of approximately CDN$7,800,000.

On December 5, 2006, the Company issued an additional 3,000,000 shares of common stock in accordance with an over-allotment option granted to the underwriters of the initial public offering at a price of CDN$1.05 (approximately US$0.92) per share for gross proceeds to the Company of approximately CDN$3,150,000.  Net proceeds to the Company from the initial public offering and over-allotment option were approximately $17.5 million, net of offering costs of approximately $3.6 million.  In addition, the Company granted the underwriters of the initial public offering, warrants to purchase up to 1,150,000 shares of common stock at the public offering price. The warrants are exercisable from the 1-year anniversary of the warrant issuance (November 16th and December 5th for the over allotment) and expire 18 months from that date (May 15, 2009 and June 4, 2009 for the over allotment).  The warrants allow for net share settlement and certain of the holders of these warrants have piggy-back registration rights.   The Company valued the warrants at approximately $274,000 and recorded it as a component of additional paid-in capital.

At March 31, 2007, we had no commitments for material capital expenditures. We have identified a number of strategic initiatives that we believe are key components of our future growth, including: continued development of our channel partner relationships; strengthening and expanding our long-term relationships with government agencies; entry into other energy-related markets; targeting utilities; and development of a green credits auction platform. We believe that our current management and financial resources are adequate to pursue these initiatives and to maintain our competitive position in the near term. The proceeds from our initial public offering will allow us to expand and enhance our efforts in these areas.

Comparison of March 31, 2007 to December 31, 2006

	March 31, 2007	December 31, 2006	Increase/(Decrease)
Cash and cash equivalents	$16,099,796	$17,483,886	$(1,384,090)	(8)%
Unbilled accounts receivable	1,632,345	1,702,798	(70,453)	(4)
Days sales outstanding	96	95	1	1
Working capital	15,929,172	16,639,898	(710,726)	(4)
Stockholders’ equity	17,582,160	17,945,002	(362,842)	(2)

Cash and cash equivalents decreased approximately $1.4 million, or 8%, due primarily to the pre-tax loss for the period and reductions in accounts payable and accrued expenses.  Accounts payable and accrued expenses decreased primarily due to the payment of costs associated with our initial public offering. Unbilled accounts receivable decreased approximately $70,000, or 4%, due to slightly lower revenues during the current quarter. Day’s sales outstanding remained essentially unchanged period to period.

Working capital (consisting of current assets less current liabilities) decreased approximately $711,000, or 4%, primarily due to the decrease in cash and cash equivalents resulting from our loss for the period.  Stockholders’ equity decreased due to the net loss for the period.

Cash used in operating activities for the three months ended March 31, 2007 was approximately $1.3 million due primarily to the pre-tax loss for the period and reductions in accounts payable and accrued commissions. Cash used in investing and financing activities for the three months ended March 31, 2007 was approximately $107,000, primarily due to the purchases of property and equipment related to our Texas office and costs incurred in software development.

Cash used in operating activities for the three months ended March 31, 2006 was approximately $499,000 due primarily to an increase in unbilled accounts receivable and, to a lesser extent, the pre-tax net loss for the period. Cash used in investing and financing activities for the three months ended March 31, 2007 was approximately $36,000 primarily due to the purchase of treasury stock and principal payments on capital lease obligations.

We have historically funded our operations with cash flow from operations and, when required, the issuance of various debt and equity instruments. We have approximately $16.1 million of cash and cash equivalents and no long term bank debt as of March 31, 2007.  We expect to continue to fund our operations from existing cash resources, operating cash flow and, when required, the issuance of various debt and equity instruments.  That notwithstanding, we expect that our operation and our cash and cash equivalents on hand at March 31, 2007 will meet our working capital requirements at least to March 31, 2008.

Critical Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to revenue recognition, software development costs, accrued commissions, employee and consultant stock option grants, impairment of long-lived assets and income taxes. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates; our future results of operations may be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Refer to Note 2 of our notes to consolidated financial statements within our Annual Report on Form 10-K as filed on March 21, 2007 for a description of our accounting policies.

Revenue Recognition

For substantially all of our transactions, we receive a monthly commission on energy sales contracted through our online auction platform from each energy supplier based on the energy usage generated and transacted between the energy supplier and energy consumer. Our commissions are not based on the retail price for electricity; rather they are based on the energy usage generated and transacted between the energy supplier and energy consumer multiplied by our contractual commission rate. Revenue from commissions is recognized as earned on a monthly basis over the life of each contract as energy is consumed, provided there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, has been successfully demonstrated.

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

In addition, we perform sensitivity analyses on this estimated data based on overall industry trends including prevailing weather and usage data. Once the actual data is received, we adjust the estimated accounts receivable and revenue to the actual total amount in the period during which the payment is received. Based on management’s current capacity to obtain actual energy usage, the Company currently estimates 4 to 6 weeks of revenue at the end of its accounting period. Differences between estimated and actual revenue have been within management’s expectations and have not been material to date.

We generally do not directly invoice energy suppliers and, therefore, we report all of our receivables as “unbilled.”

Unbilled accounts receivable represents management’s best estimate of energy provided by the energy suppliers to the energy consumers for a specific completed time period at contracted commission rates and is made up of two components. The first component represents energy usage for which we have received actual data from the supplier and/or the utility but for which payment has not been received at the balance sheet date. The majority of our contractual relationships with energy suppliers require them to supply actual usage data to us on a monthly basis and remit payment to us based on that usage. The second component represents energy usage for which we have not received actual data, but for which we have estimated usage.  Commissions paid in advance by certain energy suppliers are recorded as deferred revenue and amortized to commission revenue on a monthly basis on the energy exchanged that month.

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

Our estimates in relation to revenue recognition affect revenue and sales and marketing expense as reflected on our statements of operations, and unbilled accounts receivable and accrued commissions accounts as reflected on our balance sheets. For any quarterly reporting period, we may not have actual usage data for certain energy suppliers and will need to estimate revenue. We record revenue utilizing estimated usage based on the energy consumers’ historical usage profile. At the end of each reporting period, we adjust estimated revenue to reflect actual usage for the period. For the three months ended March 31, 2007, we estimated usage for approximately 42% of our revenue resulting in an approximate 2.7%, or $40,000, adjustment. This increase in revenue, which is based on adjusted revenue for the quarter, resulted in an approximate 0.1% reduction in sales and marketing expense related to third party commission expense associated with those revenues. Corresponding adjustments were made to unbilled accounts receivable and accrued commissions, respectively. A 1% difference between this estimate and actual usage would have an approximate $15,000 effect on our revenue for the three months ended March 31, 2007.

Software Development

Certain acquired software and significant enhancements to our software are recorded in accordance with Statement of Position 98-1, “Accounting for Costs of ComputerSoftware Developed or Obtained for Internal Use”.  Accordingly, internally developed software costs of approximately $45,000 and $5,000 related to implementation, coding and configuration have been capitalized for the three months ending March 31, 2007 and 2006, respectively.  We amortize internally developed and purchased software over the estimated useful life of the software (generally three years).  For the three months ending March 31, 2007 and 2006, approximately $17,000 and $15,000 of amortization expense was recorded as a component of cost of revenue, respectively.  Accumulated amortization of internally developed software costs was approximately $179,000 and $162,000 at March 31, 2007 and December 31, 2006, respectively.

Our estimates for capitalization of software development costs affect cost of revenue and capitalized software as reflected on our statements of operations and on our balance sheets. We capitalize certain acquired software and internal costs related to significant enhancements to our software by estimating the amount of time our internal staff has expended for implementation, coding and configuration to develop software. During the three months ended March 31, 2007, we capitalized approximately $45,000, or 0.2% of our total assets.  We amortize internally developed and purchased software over its estimated useful life, which is generally three years.  Amortization expense for the three months ended March 31, 2007 was approximately 4% of cost of revenue. To the extent the carrying amount of the capitalized software costs may not be fully recoverable or that the useful lives of those assets are no longer appropriate, we may need to record an impairment (non-cash) charge and write-off a portion or all of the capitalized software balance on the balance sheet.

Long-Lived and Intangible Assets

In accordance with Statement of Financial Accounting Standards, or “SFAS”, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we periodically review long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable or that the useful lives of those assets are no longer appropriate. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount.

Income Taxes

We account for income taxes in accordance with SFAS 109, “Accounting for IncomeTaxes”. Deferred tax assets and liabilities are determined at the end of each period based on the future tax consequences that can be attributed to net operating loss carryforwards, as well as differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax basis. Deferred income tax expense or credits are based on changes in the asset or liability from period to period. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income. In determining the valuation allowance, we consider past performance, expected future taxable income, and qualitative factors which we consider to be appropriate in estimating future taxable income. Our forecast of expected future taxable income is for future periods that can be reasonably estimated. Results that differ materially from current expectations may cause management to change its judgment on future taxable income. These changes, if any, may require us to adjust our existing tax valuation allowance higher or lower than the amount recorded.

Our estimates in relation to income taxes affect income tax benefit and deferred tax assets as reflected on our statements of operations and balance sheets, respectively. The deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.  As of March 31, 2007, we had deferred tax assets of approximately $1.9 million against which we had applied an approximate $639,000 valuation allowance. To the extent we determine that our deferred tax assets are no longer recoverable, it could result in a maximum approximate $1.3 million non-cash tax charge. To the extent we determine that it is more likely than not that we will recover all our deferred tax assets, it could result in a maximum approximate $639,000 non-cash tax credit.

In the first quarter of 2007, the Company’s tax benefit was based on the estimated effective tax rate for 2007 based on the Company’s projected annual pretax loss.  The Company also adopted Financial Accounting Standards (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109.  FIN 48 prescribes a two-step process to determine the amount of tax benefit to recognize.  First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by a tax authority.  If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements.  The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement.  If the tax position does not meet the “more-likely-than-not” threshold, then it is not recognized in the financial statements.  The Company’s adoption of FIN 48 as of January 1, 2007 did not have a material impact on the Company’s financial position or results of operations.

Stock-Based Compensation

Effective January 1, 2006, we account for stock-based compensation in accordance with SFAS No. 123(R), “Share-based Payments”, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. SFAS No. 123(R) requires nonpublic companies that used the minimum value method in SFAS No. 123, “Accounting for Stock Based Compensation”, for either recognition or pro forma disclosures to apply SFAS No. 123(R) using the prospective-transition method. As such, we will continue to apply Accounting Principles Board, or “APB”, Opinion No. 25 “Accounting For Stock Issued to Employees”, in future periods to equity awards outstanding at the date of SFAS No. 123(R)’s adoption that were measured using the minimum value method and prior period pro forma stock information has not been restated. In accordance with SFAS No. 123(R), we will recognize the compensation cost of share-based awards on a straight-line basis over the vesting period of the award.

Effective with the adoption of SFAS No. 123(R), we elected to use the Black-Scholes option pricing model to determine the weighted average fair value of options granted. As our stock has a limited trading history, we determined the volatility for options granted in 2006 based on an analysis of our historical data and reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility for options granted during the three months ended March 31, 2007 was 48%. The expected life of options has been determined utilizing the “simplified” method as prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, “Share-Based Payment”. The expected life of options granted during the three months ended March 31, 2007 was 4.75 years. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the company’s historical policy under SFAS No. 123. As a result, we applied an estimated forfeiture rate of 12% in determining the expense recorded in the accompanying consolidated statement of operations.

Prior to January 1, 2006, we accounted for our stock-based awards to employees using the intrinsic value method prescribed in APB 25 and related interpretations. Under the intrinsic value method, compensation expense is measured on the date of grant as the difference between the deemed fair value of the company’s common stock and the option exercise price multiplied by the number of options granted. We provided the disclosures as required by SFAS No. 148, “Accounting for Stock-Based Compensation and Disclosure, an Amendment of FASB StatementNo. 123”.

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

Item 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and President and the Chief Financial Officer concluded that as of March 31, 2007,  the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the first fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II           OTHER INFORMATION

Item 1.                      Legal Proceedings

None.

Item 1A.                   Risk Factors

No material changes.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

World Energy Solutions, Inc.

Dated: May 15, 2007	By:	/s/ Richard Domaleski
Richard Domaleski
Chief Executive Officer and President

Dated: May 15, 2007	By:	/s/ James Parslow
James Parslow
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of the Chief Executive Officer and President pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and President pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.