Form 10-Q
period 2007-06-30
World Energy Solutions, Inc.
filed 2007-08-14
CIK 1371781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007; or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   As of August 1, 2007, there were 81,886,741 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements
WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$10,122,977	$17,483,886
Trade accounts receivable, net	1,981,814	1,702,798
Prepaid expenses and other current assets	305,440	211,749
Total current assets	12,410,231	19,398,433
Property and equipment, net	399,804	225,932
Capitalized software, net	184,256	105,296
Intangibles, net	8,669,846	—
Goodwill	2,528,552	—
Deferred taxes and other assets	2,078,596	1,061,720
Total assets	$26,271,285	$20,791,381

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,047,553	$848,518
Accrued commissions	676,456	1,021,433
Accrued compensation	509,711	304,330
Accrued expenses	659,019	232,587
Deferred revenue and customer advances	238,923	295,408
Capital lease obligations	50,390	56,259
Total current liabilities	3,182,052	2,758,535
Capital lease obligations, net of current portion	66,208	87,844
Total liabilities	3,248,260	2,846,379
Commitments
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized; 81,886,741and 76,511,741 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	8,189	7,651
Additional paid-in capital	28,843,209	22,148,718
Accumulated deficit	(5,828,373)	(4,211,367)
Total stockholders’ equity	23,023,025	17,945,002
Total liabilities and stockholders’ equity	$26,271,285	$20,791,381

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Brokerage commissions andtransaction fees	$1,823,122	$1,274,839	$3,324,259	$2,479,770
Management fees	104,070	—	104,070	—
Total revenue	1,927,192	1,274,839	3,428,329	2,479,770
Cost of revenue	669,782	268,397	1,066,143	490,955
Gross profit	1,257,410	1,006,442	2,362,186	1,988,815
Operating expenses:
Sales and marketing	1,834,314	801,345	2,936,349	1,496,309
General and administrative	1,484,804	445,621	2,397,797	754,933
Total costs and expenses	3,319,118	1,246,966	5,334,146	2,251,242
Operating loss	(2,061,708)	(240,524)	(2,971,960)	(262,427)
Interest income (expense), net	170,219	(50,762)	374,243	(101,182)
Loss before income taxes	(1,891,489)	(291,286)	(2,597,717)	(363,609)
Income tax benefit	713,919	111,897	980,711	143,797
Net loss	(1,177,570)	(179,389)	(1,617,006)	(219,812)
Accretion of preferred stock issuance costs	—	(1,800)	—	(3,600)
Net loss available to commonstockholders	$(1,177,570)	$(181,189)	$(1,617,006)	$(223,412)
Loss per share:
Net loss per voting common share – basic	$(0.02)	$—	$(0.02)	$(0.01)
Net loss per non-voting common share – basic	$—	$—	$—	$(0.01)
Net loss available to common stockholders – diluted	$(0.02)	$—	$(0.02)	$(0.01)
Weighted average shares outstanding – basic:
Voting common stock	78,283,719	32,129,847	77,402,625	33,087,533
Non-voting common stock	—	8,478,106	—	7,650,328
	78,283,719	40,607,953	77,402,625	40,737,861
Weighted average shares outstanding – diluted	78,283,719	40,607,953	77,402,625	40,737,861

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,617,006)	$(219,812)
Adjustments to reconcile net loss to net cash used in operating activities, net ofthe effects of acquisition:
Depreciation and amortization	201,780	63,442
Deferred taxes	(990,670)	(143,797)
Share-based compensation	123,330	6,836
Accretion of warrants	—	16,800
Changes in assets and liabilities:
Trade accounts receivable	(85,991)	(316,346)
Prepaid expenses and other assets	(100,765)	(304,522)
Accounts payable	147,556	121,343
Accrued commissions	(344,977)	(61,803)
Accrued compensation	205,381	64,962
Accrued expenses	413,622	147,918
Deferred revenue and customer advances	(56,485)	(9,957)
Net cash used in operating activities	(2,104,229)	(634,936)
Cash flows from investing activities:
Cost incurred in software development	(119,193)	(38,130)
Net cash paid in acquisition of Energy Gateway, net of cash acquired	(4,914,209)	—
Purchases of property and equipment	(195,773)	(51,914)
Net cash used in investing activities	(5,229,175)	(90,044)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	56,917
Proceeds from exercise of stock warrants	—	10,274
Deferred offering costs	—	(64,870)
Principal payments on capital lease obligations	(27,505)	(24,696)
Principal payments on guaranteed return	—	(7,608)
Purchase of treasury stock	—	(12,500)
Net cash used in financing activities	(27,505)	(42,483)
Net decrease in cash and cash equivalents	(7,360,909)	(767,463)
Cash and cash equivalents, beginning of period	17,483,886	1,584,066
Cash and cash equivalents, end of period	$10,122,977	$816,603
Supplemental disclosure of cash flow information:
Net cash received (paid) for interest	$410,339	$(67,167)
Property and equipment acquired through capital lease obligations	$—	$12,943
Non-cash investing and financing activities:
Fair value of common stock issued in acquisition of Energy Gateway, net of issuance costs	$6,523,232	$—
Reversal of accrued expenses related to initial public offering of common stock	$48,466	$—

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2007

1.         Nature of Business and Basis of Presentation

World Energy Solutions, Inc. (“World Energy” or the “Company”) is an energy brokerage company that has developed an online auction platform, the World Energy Exchange, through which commercial, industrial and government energy consumers in the United States are able to purchase electricity and other energy resources from competing energy suppliers.  Although the Company’s primary source of revenue is from brokering electricity, the Company has adapted its World Energy Exchange auction platform to accommodate the brokering of natural gas and green power (i.e. electricity generated by renewable resources), and is in the process of adapting the platform to accommodate green credit transactions.

On November 16, 2006, the Company completed its initial public offering of common stock, including the exercise by the underwriters of an over-allotment option, for the sale of 23,000,000 shares of common stock resulting in net proceeds to the Company of approximately $17.5 million (net of offering costs of approximately $3.6 million).

On June 1, 2007, the Company acquired substantially all of the assets of EnergyGateway LLC (“EnergyGateway”) for $4,951,758 in cash and 5,375,000 common shares of World Energy plus the assumption of certain liabilities.  The EnergyGateway operations are included in these financial statements from June 1, 2007.  See Note 9 for further discussion of this acquisition.

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

In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments consisting of normal recurring adjustments and accruals necessary for the fair presentation of the Company’s financial position as of June 30, 2007 and the results of its operations and cash flows for the three and six months ended June 30, 2007 and 2006, respectively. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2007.

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

The Company’s most judgmental estimates relate to revenue recognition and the estimate of actual energy purchased from the energy supplier by the end user of such energy; the fair value of the Company’s equity securities where there was no ready market for the purchase and sale of those shares prior to our November 16, 2006 offering; the valuation of intangible assets and goodwill; and estimates of future taxable income as it relates to the realization of the Company’s net deferred tax assets. The effect of those estimates could have a material impact on the Company’s estimation of commission revenue, accounts receivable, intangible assets, accrued commission expense, income taxes, share-based compensation and earnings per share.

Certain prior period accounts have been reclassified to conform to the current presentation.

3.         Earnings (Loss) Per Share

As of June 30, 2007, the Company only had one issued and outstanding class of stock – common stock.  As a result, the basic loss per share for the three and six months ended June 30, 2007, respectively, is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period.

For the three and six months ended June 30, 2006, basic loss per share for the Company’s voting common and non-voting common stock was calculated by utilizing the two-class method.  The two-class method requires the income per share for each class of common stock to be calculated assuming 100% of the Company’s earnings are distributed to each class of common stock based upon their respective dividend and ownership rights, even though the Company does not anticipate distributing 100% of its earnings as dividends.  Basic loss per share for the Company’s voting common and non-voting common stock is calculated by dividing net loss allocated to voting common and non-voting common stock by the weighted average number of shares of voting common and non-voting common stock outstanding, respectively.  Net losses are not allocated to Series A Preferred shareholders.  The following table reflects the allocation of net loss for the three and six months ended June 30, 2006, respectively, using this method:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2006	2006
Net loss available to common shareholders	$(181,189)	$(223,412)
Allocation of net loss for basic earnings per share:
Voting common stock	$(146,555)	$(181,437)
Non-voting common stock	(34,634)	(41,975)
	$(181,189)	$(223,412)

The computed loss per share does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on loss per share.The following table provides a reconciliation of the denominators of the Company’s reported basic and diluted loss per share computations for the three and six month periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average number of voting common shares – basic	78,283,719	32,129,847	77,402,625	33,087,533
Weighted average number of non-voting common shares – basic	—	8,478,106	—	7,650,328
Weighted average number of common and common equivalent shares outstanding – basic and diluted	78,283,719	40,607,953	77,402,625	40,737,861

For the three months ended June 30, 2007, 689,659, 1,750,393 and 188,407 weighted average shares issuable relative to common stock warrants, common stock options and restricted stock, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive due to the Company’s net loss position.   For the three months ended June 30, 2006, 10,433,504, 1,640,746 and 2,545,784 weighted average shares issuable relative to preferred stock, common stock warrants and common stock options, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive due to the Company’s net loss position.

For the six months ended June 30, 2007, 611,254, 1,673,451 and 94,724 weighted average shares issuable relative to common stock warrants, common stock options and restricted stock, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive due to the Company’s net loss position.   For the six months ended June 30, 2006, 10,433,504, 1,596,023 and 3,317,591 weighted average shares issuable relative to preferred stock, common stock warrants and common stock options, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive due to the Company’s net loss position.

For the three and six months ended June 30, 2007, 1,102,418 and 674,254 weighted average shares issuable relative to common stock options, respectively, had exercise prices that exceeded the average market price of the Company’s common stock and were excluded from the calculation of diluted shares since the inclusion of such shares would be anti-dilutive.

4.         Concentration of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and trade accounts receivable.  The Company had no significant off-balance sheet risk such as foreign exchange contracts, open contracts, or other foreign hedging arrangements.  The Company places its cash with primarily one institution, which management believes is of high credit quality.

The Company receives commission payments from energy suppliers based on the energy usage transacted between energy consumers and energy suppliers.  The Company provides credit in the form of unbilled accounts receivable to energy suppliers in the normal course of business.  Collateral is not required for trade accounts receivable, but ongoing credit evaluations of energy suppliers are performed.  Management provides for an allowance for doubtful accounts on a specifically identified basis, as well as through historical experience applied to an aging of accounts, if necessary.  Trade accounts receivable are written off when deemed uncollectible.  To date write-offs have not been material.

  The following represents revenue and trade accounts receivable from energy suppliers exceeding 10% of the total in each category:

	Revenue For the three months ended		Revenue For the six months ended		Trade Accounts Receivable
Energy Supplier	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	As of June 30, 2007	As of June 30, 2006

A	12%	19%	14%	19%	12%	26%
B	11%	11%	11%	12%	12%	10%
C	2%	11%	2%	11%	5%	5%
D	6%	12%	7%	12%	8%	13%
E	6%	11%	8%	12%	4%	10%
F	19%	0%	19%	0%	13%	0%

In addition to its direct relationship with energy suppliers, the Company also has direct contractual relationships with energy consumers for the online procurement of their energy needs.  These energy consumers are primarily large businesses and government organizations.  For the three months ended June 30, 2007 and 2006, two and four of these energy consumers accounted for transactions resulting in over 10% individually, respectively, and approximately 34% and 63% in the aggregate of our revenue, respectively.  For the six months ended June 30, 2007 and 2006, two and four of these energy consumers accounted for transactions resulting in over 10% individually, respectively, and approximately 39% and 59% in the aggregate, respectively.

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

5.    Trade Accounts Receivable, Net

The Company generally does not directly invoice energy suppliers and, therefore, reports a significant portion of its receivables as “unbilled.” Unbilled accounts receivable represents management’s best estimate of energy provided by the energy suppliers to the energy consumers for a specific completed time period at contracted commission rates.

Trade accounts receivable, net consists of the following:

	June 30, 2007	December 31, 2006
Unbilled accounts receivable	$1,506,300	$1,698,665
Amounts billed	482,388	4,133
	1,988,688	1,702,798
Allowance for doubtful accounts	(6,874)	—
Trade accounts receivable, net	$1,981,814	$1,702,798

6.         Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30, 2007	December 31, 2006
Leasehold improvements	$16,751	$16,751
Equipment	357,697	225,051
Furniture and fixtures	276,434	194,552
	650,882	436,354
Less accumulated depreciation:
Leasehold improvements	(2,535)	(1,339)
Equipment	(173,439)	(150,583)
Furniture and fixtures	(75,104)	(58,500)
	(251,078)	(210,422)
Property and equipment, net	$399,804	$225,932

Depreciation expense for the three months ended June 30, 2007 and 2006 was $23,884 and $20,182, respectively. Depreciation expense for the six months ended June 30, 2007 and 2006 was $40,656 and $30,120, respectively.  Property and equipment purchased under capital lease obligations for the six months ended June 30, 2007 and for the year ended December 31, 2006 was $272,704 for both periods, respectively. Accumulated depreciation for property and equipment purchased under capital lease was $161,558 and $137,758 at June 30, 2007 and December 31, 2006, respectively.

7.         Share-Based Compensation

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123(R), the Company recognizes the compensation cost of share-based awards on a straight-line basis over the requisite service period of the award.  In 2007, share-based awards consisted of grants of stock options and restricted stock. The restrictions on the stock underlying the restricted stock lapse over the vesting period.  The restricted stock vests over a four year service period.

The per-share weighted-average fair value of stock options granted during the six months ended June 30, 2007 and 2006 was $0.58 and $0.17, respectively, on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions and estimated forfeiture rates of 11% and 12% in 2007 and 2006, respectively:

Six-months ended June 30,	Expected Dividend Yield	Risk Interest Rate	Expected Option Life	Expected Volatility
2007	—	4.71%	4.75 years	52%
2006	—	4.39%	4.75 years	47%

The effect on compensation expense for the three months ended June 30, 2007 from the 1% increase in the estimated forfeiture rate in 2007 of previous years’ stock option grants, resulted in a decrease in compensation expense of less than $500.

For the six months ended June 30, 2007 and 2006, options to purchase 2,920,000 and 400,000 shares of common stock were granted, respectively.  Additionally, 571,500 shares of restricted stock were granted during the three and six months ended June 30, 2007, respectively.

For the three and six months ended June 30, 2007, the Company recorded share-based compensation expense of approximately $85,200 and $123,300 in connection with share-based payment awards, respectively.  The share-based compensation expense for the three and six months ended June 30, 2007 included approximately $47,400 and $55,500 in sales and marketing, approximately $16,700 and $31,300 in cost of revenue and approximately $21,200 and $36,500 in general and administrative expenses, respectively.  For the three and six months ended June 30, 2006, the Company recorded share-based compensation expense of approximately $3,800 and $6,800 in connection with share-based payment awards, respectively.  The share-based compensation expense for the three and six months ended June 30, 2006 included approximately $2,800 and $5,600 in sales and marketing, $400 and $600 in cost of revenue and $600 in general and administrative expenses for both periods, respectively.  As of June 30, 2007 and 2006, there was approximately $2,729,000 and $63,000, respectively, of unrecognized gross compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 3.72 years and 3.75 years, respectively.  Also, as of June 30,

2007 there was approximately $738,000 of unrecognized gross compensation expense related to non-vested restricted stock awards.

The Company has two stock incentive plans: the 2003 Stock Incentive Plan (the “2003 Plan”) and the 2006 Stock Incentive Plan (the “2006 Plan”).  As of June 30, 2007, 4,275,529 shares of common stock were reserved under the 2003 Plan.  No further grants are allowed under the 2003 Plan.  As of June 30, 2007, 4,738,161 shares of common stock were reserved under the 2006 Plan representing 3,040,000 outstanding stock options, 571,500 shares of restricted stock and 1,126,661 shares available for grant.  A summary of stock option activity under both plans for the six months ended June 30, 2007 is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	4,483,029	$0.26
Granted	2,920,000	$1.26
Canceled	(87,500)	$0.03
Exercised	—	$—
Outstanding at June 30, 2007	7,315,529	$0.66

A summary of restricted stock activity under the 2006 Plan for the six months ended June 30, 2007 is as follows:  At June 30, 2007, none of the restricted stock had vested.

Shares
Outstanding at December 31, 2006	—
Granted	571,500
Vested	—
Unvested at June 30,2007	571,500

The weighted-average fair value of restricted stock granted during the six months ended June 30, 2007 was $1.32.

A summary of common stock options outstanding and common stock options exercisable as of June 30, 2007 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Aggregate	Number	Remaining	Aggregate
Range of		Contractual	Intrinsic	of Shares	Contractual	Intrinsic
Exercise Prices	Options	Life	Value	Exercisable	Life	Value
$0.02 - $0.23	2,763,529	3.35 Years	$3,959,001	2,728,529	3.35 Years	$3,908,861
$0.24 - $1.12	2,112,000	5.89 Years	1,577,128	341,250	4.97 Years	400,627
$1.13 - $1.34	2,440,000	6.86 Years	319,517	—	—	—
	7,315,529	5.26 Years	$5,855,646	3,069,779	3.53 Years	$4,309,488

The aggregate intrinsic value in the table above represents the total intrinsic value of our outstanding options and exercisable options as of June 30, 2007. No options were exercised during the six months ended June 30, 2007.

At June 30, 2007, the weighted average exercise price of common stock options outstanding and exercisable was $0.66 and $0.05, respectively.

8.         Income Taxes

In the first six months of 2007, the Company’s tax benefit was based on the estimated effective tax rate for 2007 based on the Company’s projected annual pretax loss.  The Company also adopted Financial Accounting Standards (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a two-step process to determine the amount of tax benefit to recognize.  First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by a tax authority.  If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements.  The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement.  If the tax position does not meet the “more-likely-than-not” threshold, then it is not recognized in the financial statements.  The Company’s adoption of FIN 48 as of January 1, 2007 did not have a material impact on the Company’s financial position or results of operations.

The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by the taxing authority in accordance with the recognition and measurement standards of FIN 48.  At June 30, 2007, there is no aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements.

9.         Acquisition

On June 1, 2007, the Company acquired substantially all of the assets of EnergyGateway for $4,951,758 in cash and 5,375,000 common shares of World Energy plus the assumption of certain liabilities. The shares were valued at approximately $6,536,000 based on the average closing price for the two days before and after the announcement date of $1.22 per share. Approximately 2.175 million of the shares that the Company delivered to EnergyGateway in connection with this transaction are being held in escrow for 18 months following the closing of the sale to secure various indemnification obligations of EnergyGateway and its members. EnergyGateway, located near Columbus, Ohio, is an online broker of natural gas and electricity for commercial and industrial consumers in the United States. It provides its customers with professional energy purchasing services, including access to its proprietary ‘post and bid’ online procurement system called EGate.

The total purchase price was $11,450,209, net of cash acquired and includes related acquisition costs of $239,401, plus the assumption of certain liabilities of approximately $138,128. The Gateway operations have been included within our consolidated results from June 1, 2007.  The cost of the acquisition was allocated to the assets and liabilities assumed based on estimates of their respective fair values at the date of acquisition resulting in net assets of $8,721,657. The excess purchase price of $2,728,552 has been recorded as goodwill which is fully deductible for tax purposes. Management is responsible for the valuation of net assets acquired and considered a number of factors, including valuations and appraisals, when estimating the fair values and estimated useful lives of acquired assets and liabilities. The purchase price is not finalized as we have not yet determined fair value for certain net assets acquired which may affect the closing balance sheet. We do not believe that any adjustments to the fair values will materially modify the purchase price allocation.

The Company has allocated the purchase price for the acquisition as follows:

Current assets	$247,938
Fixed assets	18,755
Other assets	3,092
Intangible assets
Non-compete agreements	680,000
Customer relationships	5,400,000
Customer contracts	500,000
Supplier agreements	380,000
Developed technology	1,830,000
Goodwill	2,528,552
Current liabilities	(138,128)
Net assets acquired	$11,450,209

The intangible assets are being amortized on a straight-line basis over their weighted average lives as follows: non-compete agreements – 1 to 5 years; customer relationships – 10 years; customer contracts – 3 years; supplier agreements – 5 years; and developed technology – 5 years.

The following unaudited pro forma information assumes that the acquisition of EnergyGateway assets had been completed as of the beginning of 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$2,377,265	$2,087,637	$4,701,844	$4,041,481
Net loss available to common stockholders	$(1,000,949)	$(399,547)	$(2,139,432)	$(690,900)
Loss per share: Net loss available to common stockholders per share – basic	$(0.01)	$(0.01)	$(0.03)	$(0.01)
Net loss available to common stockholders per share – diluted	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted average number of common and common equivalent shares outstanding – basic	81,886,741	45,982,953	81,886,741	46,112,861
Weighted average number of common and common equivalent shares outstanding – diluted	81,886,741	45,982,953	81,886,741	46,112,861

The pro forma financial information is not necessarily indicative of the results to be expected in the future as a result of the acquisition of EnergyGateway.

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

Overview

World Energy is an energy brokerage company that has developed an online auction platform, the World Energy Exchange, through which commercial, industrial and government, or CIG, energy consumers in the United States are able to purchase electricity and other energy resources from competing energy suppliers. Our auction platform, the World Energy Exchange, is an online auction supplemented with information about market rules, pricing trends, energy consumer usage and load profiles. Our procurement staff uses this auction platform to conduct auctions, analyze results, guide energy consumers through contracting, and track their contracts, sites, accounts and usage history. While our core competency is brokering electricity, we have adapted our World Energy Exchange auction platform to accommodate the brokering of natural gas, and green power (i.e., electricity generated by renewable resources), and are in the process of adapting the platform to accommodate green credit transactions.

During the first six months of 2007, we continued to increase our cost base to support our growth plans. As of June 30, 2007, we employed 54 full time employees versus 20 as of December 31, 2006 and 19 as of June 30, 2006.  The staffing increases during the first six months of 2007 were primarily related to the acquisition of EnergyGateway and the opening of our Texas office where we now have a six person sales office to pursue the energy opportunities within the Texas market.  We expect to continue to build out the sales and support staff within the major deregulated markets where we historically did not have a strong representation including Texas, New England, New York and the Midwest.  We also plan to continue to build our green credit and wholesale teams.  In April, we hired a Senior Vice President of Environmental Markets who will be based in our newly opened Boulder, Colorado office and have recently hired additional personnel to support our green credit initiatives.  We expect to continue to build these areas as well as increase our presence in the wholesale energy market throughout 2007.  These increased employee costs (primarily salaries and commissions) and related costs and previously noted staffing increases in these areas in 2006 were the major factors contributing to our increased cost structure in all functional areas during the first six months of 2007 as compared to the same prior year period. We expect to continue to significantly increase our operating expenses during the remainder of 2007 as we expand our brokerage capabilities to offer additional energy-related products, increase our sales and marketing efforts and continue to expand our back office operation.  We also expect there to be continued significant additional compliance costs associated with being a public company reporting in both the United States and Canada.

On June 1, 2007, the Company acquired substantially all of the assets of EnergyGateway LLC (“EnergyGateway”) for $4,951,758 in cash and 5,375,000 common shares of World Energy plus the assumption of certain liabilities.  The EnergyGateway operations are included in these financial statements from June 1, 2007. EnergyGateway provided energy procurement and value-added energy services to customers in many major industries in the U.S. and Canada, from large multi-site Fortune 500 industrials to middle-market manufacturing and small commercial operations.

Operations

Revenue

For substantially all of our transactions, we receive a monthly commission on energy sales contracted through our online auction platform from each energy supplier based on the energy usage generated and transacted between the energy supplier and energy consumer. Our commissions are based on the energy usage generated and transacted between the energy supplier and energy consumer multiplied by our contractual commission rate. Our contractual commission rate is negotiated with the energy consumer on a procurement by procurement basis based on energy consumer specific circumstances, including size of auction, internal effort required to organize and run the respective auction and competitive factors, among others. Once the contractual commission is agreed to with the energy consumer, all energy suppliers participating in the auction agree to that rate. That commission rate remains fixed for the duration of the contractual term regardless of energy usage. Energy consumers provide us with a letter of authority to request their usage history from the local utility. We then use this data to compile a usage profile for that energy consumer that will become the basis for the auction. This data may also be used to estimate revenue on a going forward basis, as noted below.

Historically, our revenue and operating results have varied from quarter-to-quarter and are expected to continue to fluctuate in the future. These fluctuations are primarily due to energy usage, particularly electricity, having higher demand in our second and third quarters and lower demand during our fourth and first quarters. In addition, the activity levels on the World Energy Exchange can fluctuate due to a number of factors, including geopolitical events, weather conditions and market prices. To the extent these factors affect the purchasing decisions of energy consumers our future results of operations may be affected. We also receive commissions on wholesale energy sales contracted through our online auction platform from each energy supplier based on a fixed fee for service.  These revenues are not tied to future energy usage and are recognized upon the completion of the auction.

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

We generally do not directly invoice energy suppliers and, therefore, we report a substantial portion of our receivables as “unbilled.” Unbilled accounts receivable represents management’s best estimate of energy provided by the energy suppliers to the energy consumers for a specific completed time period at contracted commission rates and is made up of two components. The first component represents energy usage for which we have received actual data from the supplier and/or the utility but for which payment has not been received at the balance sheet date. The majority of our contractual relationships with energy suppliers require them to supply actual usage data to us on a monthly basis and remit payment to us based on that usage. The second component represents energy usage for which we have not received actual data, but for which we have estimated usage.

We derive two primary revenue streams from the EnergyGateway product line consisting of transaction fees and management fees.  Transaction fees are billed to and paid by the energy supplier awarded business on the Energy Gateway system.  Transaction fees for natural gas and electricity awards are established prior to award and are the same for each supplier. We bill the supplier upon the conclusion of the transaction based on the estimated energy volume transacted for the entire award term multiplied by the transaction fee.  Management fees are paid by their customers and are generally billed on a monthly basis for services rendered based on terms and conditions included in contractual arrangements with our customers.

Cost of revenue

Cost of revenue consists primarily of:

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

While third party and sales commission expense vary as a function of revenue from period-to-period, we expect increases in non-commission sales and marketing expenses as we plan to increase the size of our sales and marketing staff within our government and channel partner groups, expand our geographic reach through the opening of additional sales offices within the United States and launch new business initiatives.  During the first six months of 2007, we hired nine sales and marketing professionals including a Senior Vice President of Sales to extend our national footprint and deepen our Texas presence.  We plan to increase our staffing levels in other deregulated regions and in the environment sector as we pursue opportunities in the green power and green credit trading space.

General and administrative

General and administrative expenses consist primarily of:

•	salaries, employee benefits and stock-based compensation related to general and administrative personnel;

•	accounting, legal and other professional fees; and

•	rent, depreciation and other related overhead and facility-related costs.

Interest income (expense), net

Interest income (expense), net consists primarily of:

•	interest income in 2007 related to the invested portion of the proceeds from our initial public offering;

•	interest expense in 2007 and 2006 related to capital leases; and

•	interest expense in 2006 on our $2.0 million subordinated note payable to Massachusetts Capital Resource Company, including the accretion of warrants, that was redeemed on December 4, 2006.

Income tax benefit

Income tax benefit primarily relates to our pre-tax loss generated during the six months ended June 30, 2007 and 2006. A valuation allowance is provided against the deferred tax assets generated in prior years due to uncertainty regarding the realization of those deferred tax assets, primarily net operating loss carryforwards, in the future.

Results of Operations

The following table sets forth certain items as a percent of revenue for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	100%	100%	100%	100%
Cost of revenue	35	21	31	20
Gross profit	65	79	69	80
Operating expenses:
Sales and marketing	95	63	86	60
General and administrative	77	35	70	31
Operating loss	(107)	(19)	(87)	(11)
Interest income (expense), net	9	(4)	11	(4)
Income tax benefit	37	9	29	6
Net loss	(61)%	(14)%	(47)%	(9)%

Comparison of the Three Months Ended June 30, 2007 and 2006

Revenue

	For the Three Months Ended June 30,
	2007	2006	Increase/(Decrease)
Revenue	$1,927,192	$1,274,839	$652,353	51%

Revenue increased 51%, primarily due to the acquisition of EnergyGateway and increased energy consumption by energy consumers during the three months ended June 30, 2007 as compared to the same period in the prior year. The revenue increase was supported by an increase in wholesale procurements, increased government activity and an increase to 34 channel partners as of June 30, 2007 from 21 as of June 30, 2006. Of those channel partners, 21 had contributed to our revenue by brokering transactions over the exchange in the three months ended June 30, 2007 as compared to 15 during the three months ended June 30, 2006.

Cost of revenue

	For the Three Months Ended June 30,
	2007		2006
	$	% of Revenue	$	% of Revenue	Increase/(Decrease)
Cost of revenue	$669,782	35%	$268,397	21%	$401,385	150%

The 150% increase in cost of revenue related to the three month period ended June 30, 2007 as compared to the same period in 2006 was substantially due to an increase in salary and benefit costs associated with the addition of six new supply desk employees and the addition of the former EnergyGateway employees and assets. Cost of revenue as a percent of revenue increased 14% due to the cost increases noted above partially offset by the 51% increase in revenue.

Operating expenses

	For the Three Months Ended June 30,
	2007		2006
	$	% of Revenue	$	% of Revenue	Increase/(Decrease)
Sales and marketing	$1,834,314	95%	$801,345	63%	$1,032,969	129%
General and administrative	1,484,804	77	445,621	35	1,039,183	233
Total operating expenses	$3,319,118	172%	$1,246,966	98%	$2,072,152	166%

The 129% increase in sales and marketing expense for the three month period ended June 30, 2007 as compared to the same period in 2006 was primarily due to an increase in salary and benefit cost associated with eight additional sales employees, general salary increases and the addition of the former EnergyGateway employees and assets as well as increased travel and marketing expenses. Sales and marketing expense as a percentage of revenue increased 32% due to increased costs discussed above partially offset by the 51% increase in revenue.

The 233% increase in general and administrative expenses related to the three month period ended June 30, 2007 was primarily due to an increase in legal and audit costs and increases in salary, benefit and recruiting costs. The increase in legal and audit costs were primarily related to increased compliance and infrastructure activities in support of our growth initiatives, including the acquisition of the assets of EnergyGateway.  General and administrative expenses as a percent of revenue increased 42% substantially due to the cost increases noted above, partially offset by the 51% increase in revenue.

Interest income (expense), net

Interest income, net was approximately $170,000 for the three months ended June 30, 2007.  Interest expense, net was approximately $51,000 during the three months ended June 30, 2006.  Interest income in 2007 was primarily due to interest earned on the invested portion of the proceeds from our initial public offering.  Interest expense in 2006 was primarily due to interest paid on our $2.0 million subordinated note with Massachusetts Capital Resource Corporation.  This note was retired in December 2006.

Income tax benefit

We recorded an income tax benefit of approximately $714,000 for the three months ended June 30, 2007 reflecting an expected effective federal and state tax rate of 38%. We recorded an income tax benefit of approximately $112,000 for the three months ended June 30, 2006 reflecting an expected federal and state tax rate of 38%.

Net loss

We reported a net loss for the three months ended June 30, 2007 of approximately $1.2 million compared to a net loss of approximately $180,000 for the three months ended June 30, 2006. The increase in net loss is primarily due to the higher operating expenses discussed above partially offset by increases in revenue, interest income and income tax benefit.

Comparison of the Six Months Ended June 30, 2007 and 2006

Revenue

	For the Six Months Ended June 30,
	2007	2006	Increase/(Decrease)
Revenue	$3,428,329	$2,479,770	$948,559	38%

Revenue increased 38%, primarily due to increased energy consumption by energy consumers during the six months ended June 30, 2007 as compared to the same period in the prior year and the acquisition of EnergyGateway. This increase was primarily supported by increased government activity, an increase in wholesale procurement and an increase to 34 channel partners as of June 30, 2007 from 21 as of June 30, 2006. Of those channel partners, 21 had contributed to our revenue by brokering transactions over the exchange in the six months ended June 30, 2007 as compared to 15 during the six months ended June 30, 2006.

Cost of revenue

	For the Six Months Ended June 30,
	2007		2006
	$	% of Revenue	$	% of Revenue	Increase/(Decrease)
Cost of revenue	$1,066,143	31%	$490,955	20%	$575,188	117%

The 117% increase in cost of revenue related to the six month period ended June 30, 2007 as compared to the same period in 2006 was substantially due to an increase in salary and benefit costs associated with the addition of six new supply desk employees and the addition of the former EnergyGateway employees and assets. Cost of revenue as a percent of revenue increased 11% due to the cost increases noted above partially offset by the 38% increase in revenue.

Operating expenses

	For the Six Months Ended June 30,
	2007		2006
	$	% of Revenue	$	% of Revenue	Increase/(Decrease)
Sales and marketing	$2,936,349	86%	$1,496,309	60%	$1,440,040	96%
General and administrative	2,397,797	70	754,933	31	1,642,864	218
Total operating expenses	$5,334,146	156%	$2,251,242	91%	$3,082,904	137%

The 96% increase in sales and marketing expense for the six month period ended June 30, 2007 as compared to the same period in 2006 was primarily due to an increase in salary and benefit cost associated with eleven additional employees, general salary increases and the acquisition of EnergyGateway as well as increased travel and marketing expenses. Sales and marketing expense as a percentage of revenue increased 26% due to increased costs discussed above partially offset by the   38% increase in revenue.

The 218% increase in general and administrative expenses related to the six month period ended June 30, 2007 was primarily due to an increase in legal and audit costs and increases in salary, benefit and recruiting costs. The increase in legal and audit costs were primarily related to increased compliance and infrastructure activities in support of our growth initiatives, including the acquisition of the assets of EnergyGateway.  General and administrative expenses as a percent of revenue increased 39% substantially due to the cost increases noted above, partially offset by the 38% increase in revenue.

Interest income (expense), net

Interest income, net was approximately $374,000 for the six months ended June 30, 2007.  Interest expense, net was approximately $101,000 during the six months ended June 30, 2006.  Interest income in 2007 was primarily due to interest earned on the invested portion of the proceeds from our initial public offering.  Interest expense in 2006 was primarily due to interest paid on our $2.0 million subordinated note with Massachusetts Capital Resource Corporation.  This note was retired in December 2006.

Income tax benefit

We recorded an income tax benefit of approximately $981,000 for the six months ended June 30, 2007 reflecting an expected effective federal and state tax rate of 38%. We recorded an income tax benefit of approximately $144,000 for the six months ended June 30, 2006 reflecting an expected federal and state tax rate of 40%.

Net loss

We reported a net loss for the six months ended June 30, 2007 of approximately $1.6 million compared to a net loss of approximately $220,000 for the six months ended June 30, 2006. The increase in net loss is primarily due to the higher operating expenses discussed above partially offset by increases in revenue, interest income and income tax benefit.

Liquidity and Capital Resources

On November 16, 2006, the Company completed its initial public offering (listed on the Toronto Stock Exchange) of 27,441,064 shares of common stock at a price of CDN$1.05 (approximately US$0.93) per share.  The offering was comprised of 20,000,000 shares sold by World Energy for gross proceeds to the Company, net of underwriting discounts, of approximately CDN$21,000,000 and 7,441,064 shares sold by certain selling stockholders for gross proceeds to such stockholders, net of underwriting discounts, of approximately CDN$7,800,000.

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

On June 1, 2007, the Company acquired substantially all of the assets of EnergyGateway LLC (“Gateway”) for approximately $4,951,758 in cash and 5,375,000 common shares of World Energy plus the assumption of certain liabilities. The shares were valued at approximately $6,536,000 based on the average closing price for the two days before and after the announcement date of $1.22 per share.

At June 30, 2007, we had no commitments for material capital expenditures. We have identified a number of strategic initiatives that we believe are key components of our future growth, including: continued development of our channel partner relationships; strengthening and expanding our long-term relationships with government agencies; entry into other energy-related markets; targeting utilities; and development of a green credits auction platform. We believe that our current management and financial resources are adequate to pursue these initiatives and to maintain our competitive position in the near term. The proceeds from our initial public offering will allow us to expand and enhance our efforts in these areas.

Comparison of June 30, 2007 to December 31, 2006

	June 30, 2007	December 31, 2006	Increase/(Decrease)
Cash and cash equivalents	$10,122,977	$17,483,886	$(7,360,909)	(42)%
Trade accounts receivable	1,981,814	1,702,798	279,016	16
Days sales outstanding	93	95	(2)	(2)
Working capital	9,228,176	16,639,898	(7,411,722)	(45)
Stockholders’ equity	23,023,025	17,945,002	5,078,023	28

Cash and cash equivalents decreased approximately $7.4 million, or 42%, due primarily to the acquisition of the EnergyGateway assets and the pre-tax loss for the period. Trade accounts receivable increased approximately $279,000, or 16%, due to the acquisition of the EnergyGateway trade accounts receivable. Days sales outstanding decreased by 2 days primarily due to a reduction in the Company’s receivable balance as compared to December 31, 2006.

Working capital (consisting of current assets less current liabilities) decreased approximately $7.4 million, or 45%, primarily due to the decrease in cash and cash equivalents resulting from the acquisition of the EnergyGateway assets and funding of the operating loss for the period.  Stockholders’ equity increased $5.1 million, or 28%, due to the fair value of the stock issued as part of the EnergyGateway acquisition partially offset by the net loss for the period.

Cash used in operating activities for the six months ended June 30, 2007 was approximately $2.1 million due primarily to the pre-tax loss for the period. Cash used in investing and financing activities for the six months ended June 30, 2007 was approximately $5.3 million, primarily due to the purchase of the EnergyGateway assets.

Cash used in operating activities for the six months ended June 30, 2006 was approximately $635,000 due primarily to an increase in unbilled accounts receivable and the pre-tax net loss for the period. Cash used in investing and financing activities for the six months ended June 30, 2006 was approximately $133,000 primarily due to purchases of property and equipment, costs incurred in the software development and costs associated with our initial public offering.

We have historically funded our operations with cash flow from operations and, when required, the issuance of various debt and equity instruments. We have approximately $10.1 million of cash and cash equivalents and no long term bank debt as of June 30, 2007.  We expect to continue to fund our operations from existing cash resources, operating cash flow and, when required, the issuance of various debt and equity instruments.  That notwithstanding, we expect that our cash and cash equivalents on hand at June 30, 2007 will meet our working capital requirements at least to June 30, 2008.

Critical Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to revenue recognition, software development costs, accrued commissions, employee and consultant stock option grants, impairment of long-lived assets and income taxes. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates; our future results of operations may be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Refer to Note 2 of our notes to consolidated financial statements within our 2006 Annual Report on Form 10-K as filed on March 21, 2007 for a description of our accounting policies.

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

We generally do not directly invoice energy suppliers and, therefore, we report a substantial portion of our receivables as “unbilled.” Unbilled accounts receivable represents management’s best estimate of energy provided by the energy suppliers to the energy consumers for a specific completed time period at contracted commission rates and is made up of two components. The first component represents energy usage for which we have received actual data from the supplier and/or the utility but for which payment has not been received at the balance sheet date. The majority of our contractual relationships with energy suppliers require them to supply actual usage data to us on a monthly basis and remit payment to us based on that usage. The second component represents energy usage for which we have not received actual data, but for which we have estimated usage.  Commissions paid in advance by certain energy suppliers are recorded as deferred revenue and amortized to commission revenue on a monthly basis on the energy exchanged that month.

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

Our estimates in relation to revenue recognition affect revenue and sales and marketing expense as reflected on our statements of operations, and trade accounts receivable and accrued commissions accounts as reflected on our balance sheets. For any quarterly reporting period, we may not have actual usage data for certain energy suppliers and will need to estimate revenue. We record revenue utilizing estimated usage based on the energy consumers’ historical usage profile. At the end of each reporting period, we adjust estimated revenue to reflect actual usage for the period. For the six months ended June 30, 2007, we estimated usage for approximately 20% of our revenue resulting in an approximate 0.6%, or $20,400 adjustment. This increase in revenue, which is based on adjusted year to date revenue for the quarter, resulted in an approximate 0.3% reduction in sales and marketing expense related to third party commission expense associated with those revenues. Corresponding adjustments were made to unbilled accounts receivable and accrued commissions, respectively. A 1% difference between this estimate and actual usage would have an approximate $16,000 effect on our revenue for the six months ended June 30, 2007.

We derive two primary revenue streams from the EnergyGateway assets consisting of transaction fees and management fees.  Transaction fees are billed to and paid by the energy supplier awarded business on the Energy Gateway system.  Transaction fees for natural gas and electricity awards are established prior to award and are the same for each supplier. We bill the supplier upon the conclusion of the transaction based on the estimated energy volume transacted for the entire award term multiplied by the transaction fee.  Management fees are paid by Energy Gateway’s customers and are generally billed on a monthly basis for services rendered based on terms and conditions included in contractual arrangements with our customers.

Software Development

Certain acquired software and significant enhancements to our software are recorded in accordance with Statement of Position 98-1, “Accounting for Costs of ComputerSoftware Developed or Obtained for Internal Use”.  Accordingly, internally developed software costs of approximately $119,000 and $38,000 related to implementation, coding and configuration have been capitalized for the six months ending June 30, 2007 and 2006, respectively.  We amortize internally developed and purchased software over the estimated useful life of the software (generally three years).  For the six months ending June 30, 2007 and 2006, approximately $40,000 and $33,000 of amortization expense was recorded as a component of cost of revenue, respectively.  Accumulated amortization of internally developed software costs was approximately $202,000 and $162,000 at June 30, 2007 and December 31, 2006, respectively.

Our estimates for capitalization of software development costs affect cost of revenue and capitalized software as reflected on our statements of operations and on our balance sheets. We capitalize certain acquired software and internal costs related to significant enhancements to our software by estimating the amount of time our internal staff has expended for implementation, coding and configuration to develop software. During the six months ended June 30, 2007, we capitalized approximately $119,000, or 0.5% of our total assets.  We amortize internally developed and purchased software over its estimated useful life, which is generally three years.  Amortization expense for the six months ended June 30, 2007 was approximately 6% of cost of revenue. To the extent the carrying amount of the capitalized software costs may not be fully recoverable or that the useful lives of those assets are no longer appropriate, we may need to record an impairment (non-cash) charge and write-off a portion or all of the capitalized software balance on the balance sheet.

Goodwill

The Company uses assumptions in establishing the carrying value and fair value of its goodwill.  Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired businesses.  The Company accounts for goodwill that results from acquired businesses in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  Under SFAS No. 142, goodwill and intangible assets having indefinite lives are not amortized but are instead assigned to reporting units and tested for impairment annually or more frequently if changes in circumstances or the occurrence of events indicate possible impairment.

Pursuant to SFAS No. 142, the Company performs an annual impairment test for goodwill.  The impairment test for goodwill is a two-step process.  Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit.  If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit with the carrying amount of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill will be recorded as an impairment loss.

Intangible Assets

The Company uses assumptions in establishing the carrying value, fair value and estimated lives of its intangible assets.  The criteria used for these assumptions include management’s estimate of the assets continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, as well as the strategic significance of any identifiable intangible asset in our business objectives.  If assets are considered impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.  Useful lives and related amortization expense are based on our estimate of the period that the assets will generate revenues or otherwise be used by the Company.  Factors that would influence the likelihood of a material change in the Company’s reported results include significant changes in the asset’s ability to generate positive cash flow, a significant decline in the economic and competitive environment on which the asset depends and significant changes in the Company’s strategic business objectives.

Intangible assets consist of customer relationships and contracts, purchased technology and other intangibles, and are stated at cost less accumulated amortization.  Intangible assets with a definite life are amortized using the straight-line method over their estimated useful lives, which range from one to ten years.

Impairment of Long-Lived and Intangible Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we periodically review long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable or that the useful lives of those assets are no longer appropriate. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount.

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

Our estimates in relation to income taxes affect income tax benefit and deferred tax assets as reflected on our statements of operations and balance sheets, respectively. The deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.  As of June 30, 2007, we had deferred tax assets of approximately $1.9 million against which we had applied an approximate $639,000 valuation allowance. To the extent we determine that our deferred tax assets are no longer recoverable, it could result in a maximum approximate $1.3 million non-cash tax charge. To the extent we determine that it is more likely than not that we will recover all our deferred tax assets, it could result in a maximum approximate $639,000 non-cash tax credit.

During the first six months of 2007, the Company’s tax benefit was based on the estimated effective tax rate for 2007 based on the Company’s projected annual pretax loss.  The Company also adopted Financial Accounting Standards (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a two-step process to determine the amount of tax benefit to recognize.  First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by a tax authority.  If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements.  The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement.  If the tax position does not meet the “more-likely-than-not” threshold, then it is not recognized in the financial statements.  The Company’s adoption of FIN 48 as of January 1, 2007 did not have a material impact on the Company’s financial position or results of operations.

Stock-Based Compensation

Effective January 1, 2006, we account for stock-based compensation in accordance with SFAS No. 123(R), “Share-based Payments”, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. SFAS No. 123(R) requires nonpublic companies that used the minimum value method in SFAS No. 123, “Accounting forStock Based Compensation”, for either recognition or pro forma disclosures to apply SFAS No. 123(R) using the prospective-transition method. As such, we will continue to apply Accounting Principles Board, or “APB”, Opinion No. 25 “Accounting For Stock Issuedto Employees”, in future periods to equity awards outstanding at the date of SFAS No. 123(R)’s adoption that were measured using the minimum value method and prior period pro forma stock information has not been restated. In accordance with SFAS No. 123(R), we will recognize the compensation cost of share-based awards on a straight-line basis over the vesting period of the award.

Effective with the adoption of SFAS No. 123(R), we elected to use the Black-Scholes option pricing model to determine the weighted average fair value of options granted. As our stock has a limited trading history, we determined the volatility for options granted in 2006 based on an analysis of our historical data and reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility for options granted during the six months ended June 30, 2007 was 52%. The expected life of options has been determined utilizing the “simplified” method as prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, “Share-Based Payment”. The expected life of options granted during the six months ended June 30, 2007 was 4.75 years. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS No. 123. As a result, we applied an estimated forfeiture rate of 11% in determining the expense recorded in the accompanying consolidated statement of operations.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and President and the Chief Financial Officer concluded that as of June 30, 2007,  the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the second fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of June 30, 2007, we have used approximately $5 million of the net proceeds of the initial public offering to redeem our long-term debt, to acquire the assets of Energy Gateway and for working capital.  The remaining net proceeds of the initial public offering are invested in short-term, highly liquid money market accounts with an original maturity of 90 days or less.  There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company held May 17, 2007 was called to (i) elect two Class I directors to serve for three years and until their successors have been duly elected and qualified, and (ii) ratify the selection of UHY LLP as the Company’s independent registered public accounting firm for the 2007 fiscal year.

The following table lists the Class I directors elected at the annual meeting and, for each director elected, the number of votes cast for and the number of votes withheld.  No other persons were nominated and no other persons received any votes.

	Number of Votes
Directors Elected At Annual Meeting	For	Withheld

Patrick Bischoff	48,358,598	0
Thad Wolfe	48,358,598	0

The following table sets forth the number of votes cast for and against, and the number of abstentions, with respect to the ratification of UHY LLP as the Company’s independent registered public accounting firm for the 2007 fiscal year.

	Number of Votes
	For	Against	Abstain

Ratification of Public Accounting Firm	48,358,598	0	0

Item 5.    Other Information

None.

Item 6.    Exhibits

31.1	Certification of the Chief Executive Officer and President pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and President pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Energy Solutions, Inc.

Dated: August 14, 2007	By:	/s/ Richard Domaleski
Richard Domaleski
Chief Executive Officer and President

Dated: August 14, 2007	By:	/s/ James Parslow
James Parslow
Chief Financial Officer

EXHIBIT INDEX

Exhibit                         Description

31.1	Certification of the Chief Executive Officer and President pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and President pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002