Form 10-Q
period 2007-09-30
World Energy Solutions, Inc.
filed 2007-11-13
CIK 1371781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007; or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   As of November 1, 2007, the registrant had 83,378,241 shares of common stock outstanding.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements
WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$8,189,716	$17,483,886
Trade accounts receivable, net	2,285,234	1,702,798
Prepaid expenses and other current assets	341,441	211,749
Total current assets	10,816,391	19,398,433
Property and equipment, net	531,239	225,932
Capitalized software, net	362,715	105,296
Intangibles, net	7,663,083	—
Goodwill	3,178,701	—
Deferred taxes and other assets	3,178,456	1,061,720

Total assets	$25,730,585	$20,791,381

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,331,499	$848,518
Accrued commissions	635,344	1,021,433
Accrued compensation	1,148,407	304,330
Accrued expenses	293,865	232,587
Deferred revenue and customer advances	349,806	295,408
Capital lease obligations	46,064	56,259
Total current liabilities	3,804,985	2,758,535
Capital lease obligations, net of current portion	56,315	87,844
Total liabilities	3,861,300	2,846,379
Commitments
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized; 82,286,741 and 76,511,741 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	8,228	7,651
Additional paid-in capital	29,499,814	22,148,718
Accumulated deficit	(7,638,757)	(4,211,367)
Total stockholders’ equity	21,869,285	17,945,002
Total liabilities and stockholders’ equity	$25,730,585	$20,791,381

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Brokerage commissions and transaction fees	$2,350,516	$1,686,993	$5,674,775	$4,166,763
Management fees	324,827	—	428,897	—
Total revenue	2,675,343	1,686,993	6,103,672	4,166,763
Cost of revenue	787,517	351,234	1,853,660	842,189
Gross profit	1,887,826	1,335,759	4,250,012	3,324,574
Operating expenses:
Sales and marketing	3,028,912	875,434	5,965,261	2,371,743
General and administrative	1,876,618	386,118	4,274,415	1,141,051
Total costs and expenses	4,905,530	1,261,552	10,239,676	3,512,794
Operating income (loss)	(3,017,704)	74,207	(5,989,664)	(188,220)
Interest income (expense), net	108,195	(53,606)	482,438	(154,788)
Income (loss) before income taxes	(2,909,509)	20,601	(5,507,226)	(343,008)
Income tax provision (benefit)	(1,099,125)	8,240	(2,079,836)	(135,557)
Net income (loss)	(1,810,384)	12,361	(3,427,390)	(207,451)

Accretion of preferred stock issuance costs	—	(1,800)	—	(5,400)

Net income (loss) available to common stockholders	$(1,810,384)	$10,561	$(3,427,390)	$(212,851)
Earnings (loss) per share:
Net earnings (loss) per voting common share – basic	$(0.02)	$—	$(0.04)	$(0.01)
Net earnings (loss) per non-voting common share – basic	$—	$—	$—	$(0.01)
Net earnings (loss) per share available to common stockholders – diluted	$(0.02)	$—	$(0.04)	$(0.01)
Weighted average shares outstanding –basic:
Voting common stock	81,943,263	33,366,938	78,932,803	33,181,691
Non-voting common stock	—	8,982,806	—	8,099,368
	81,943,263	42,349,744	78,932,803	41,281,059
Weighted average shares outstanding –diluted	81,943,263	57,243,406	78,932,803	41,281,059

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,427,390)	$(207,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	608,213	101,309
Deferred taxes	(2,079,836)	(135,557)
Share-based compensation	779,975	22,141
Accretion of warrants	—	25,200
Changes in assets and liabilities, net of the effects of acquisition:
Trade accounts receivable	(389,411)	(670,178)
Prepaid expenses and other assets	(146,725)	(649,883)
Accounts payable	431,502	534,317
Accrued commissions	(386,089)	(40,070)
Accrued compensation	844,077	254,871
Accrued expenses	48,465	178,695
Deferred revenue and customer advances	54,398	129,569
Net cash used in operating activities	(3,662,821)	(457,037)
Cash flows from investing activities:
Cost incurred in software development	(329,995)	(48,708)
Net cash paid in acquisition of EnergyGateway, net of cash acquired	(4,904,358)	—
Purchases of property and equipment	(355,272)	(65,914)
Net cash used in investing activities	(5,589,625)	(114,622)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	56,917
Proceeds from exercise of stock warrants	—	10,274
Deferred offering costs	—	(250,214)
Principal payments on capital lease obligations	(41,724)	(38,149)
Principal payments on guaranteed return	—	(10,523)
Purchase of treasury stock	—	(12,500)
Net cash used in financing activities	(41,724)	(244,195)
Net decrease in cash and cash equivalents	(9,294,170)	(815,854)
Cash and cash equivalents, beginning of period	17,483,886	1,584,066
Cash and cash equivalents, end of period	$8,189,716	$768,212
Supplemental disclosure of cash flow information:
Net cash received (paid) for interest	$525,691	$(157,189)
Property and equipment acquired through capital lease obligations	$—	$35,565
Non-cash investing and financing activities:
Fair value of common stock issued in acquisition of EnergyGateway, net of issuance costs	$6,523,232	$—
Reversal of accrued expenses related to initial public offering of common stock	$48,466	$—

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2007

1.         Nature of Business and Basis of Presentation

World Energy Solutions, Inc. (“World Energy” or the “Company”) is a brokerage company that has developed an online auction platform, the World Energy Exchange, through which retail energy consumers (commercial, industrial and government) and wholesale energy players (utilities and retail suppliers) in the United States are able to purchase electricity and other energy resources from competing energy suppliers.  Although the Company’s primary source of revenue is from brokering electricity and natural gas, the Company adapted its World Energy Exchange auction platform to accommodate the brokering of green power in 2003 (i.e. electricity generated by renewable resources), wholesale electricity in 2004, certain other energy-related products in 2005 and most recently green credits.  Green credit transactions involve the trading of instruments developed in conjunction with the United States and/or international mandates and voluntary efforts to mitigate global warming.

On November 16, 2006, the Company completed its initial public offering of common stock, including the exercise by the underwriters of an over-allotment option on December 5, 2006, for the sale of 23,000,000 shares of common stock resulting in net proceeds to the Company of approximately $17.5 million (net of offering costs of approximately $3.6 million).

On June 1, 2007, the Company acquired substantially all of the assets of EG Partners, LLC, formerly known as  EnergyGateway LLC (“EnergyGateway”), for $4,951,758 in cash and 5,375,000 common shares of World Energy plus the assumption of certain liabilities.  The EnergyGateway operations are included in these financial statements from June 1, 2007.  See Note 9 for further discussion of this acquisition.

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

In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments consisting of normal recurring adjustments and accruals necessary for the fair presentation of the Company’s financial position as of September 30, 2007 and the results of its operations and cash flows for the three and nine months ended September 30, 2007 and 2006, respectively. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2007.

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

3.         Earnings (Loss) Per Share

As of September 30, 2007, the Company only had one issued and outstanding class of stock – common stock.  As a result, the basic loss per share for the three and nine months ended September 30, 2007, respectively, is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period.

For the three and nine months ended September 30, 2006, basic loss per share for the Company’s voting common and non-voting common stock was calculated by utilizing the two-class method.  The two-class method requires the income per share for each class of common stock to be calculated assuming 100% of the Company’s earnings are distributed to each class of common stock based upon their respective dividend and ownership rights, even though the Company does not anticipate distributing 100% of its earnings as dividends.  Basic loss per share for the Company’s voting common and non-voting common stock is calculated by dividing net loss allocated to voting common and non-voting common stock by the weighted average number of shares of voting common and non-voting common stock outstanding, respectively.  Net losses are not allocated to Series A Preferred shareholders.  The following table reflects the allocation of net loss for the three and nine months ended September 30, 2006, respectively, using this method:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2006
Net income (loss) available to common shareholders	$10,561	$(212,851)
Allocation of net loss for basic earnings per share:
Voting common stock	$6,676	$(171,090)
Non-voting common stock	1,797	(41,761)
Series A Preferred stock	2,088	—
	$10,561	$(212,851)

The computed loss per share does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on loss per share.The following table provides a reconciliation of the denominators of the Company's reported basic and diluted loss per share computations for the three and nine month periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average number of voting common shares outstanding – basic	81,943,263	33,366,938	78,932,803	33,181,691
Weighted average number of non-voting common shares outstanding – basic	—	8,982,806	—	8,099,368
Weighted average number of common and common equivalent shares outstanding – basic	81,943,263	42,349,744	78,932,803	41,281,059
Dilutive shares:
Weighted average number of Series A Preferred shares	—	10,433,504	—	—
Incremental shares under the treasury stock method for outstanding warrants	—	2,559,128	—	—
Incremental shares under the treasury stock method for outstanding options	—	1,901,030	—	—
Weighted average number of common and common equivalent shares outstanding - diluted	81,943,263	57,243,406	78,932,803	41,281,059

For the three months ended September 30, 2007, 754,870, 1,078,834 and 622,370 weighted average shares issuable relative to common stock warrants, common stock options and restricted stock, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive due to the Company’s net loss position.

For the nine months ended September 30, 2007, 666,926, 1,887,340 and 272,538 weighted average shares issuable relative to common stock warrants, common stock options and restricted stock, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive due to the Company’s net loss position.

For the nine months ended September 30, 2006, 10,433,504, 2,294,108 and 2,329,208 weighted average shares issuable relative to preferred stock, common stock warrants and common stock options, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive due to the Company’s net loss position.

For the nine months ended September 30, 2007, 2,320,000 shares issuable relative to common stock options had exercise prices that exceeded the average market price of the Company’s common stock and were excluded from the calculation of diluted shares since the inclusion of such shares would be anti-dilutive.

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

The Company receives commission payments from energy suppliers based on the energy usage transacted between energy consumers and energy suppliers.  The Company provides credit in the form of invoiced and unbilled accounts receivable to energy suppliers in the normal course of business.  Collateral is not required for trade accounts receivable, but ongoing credit evaluations of energy suppliers are performed.  Management provides for an allowance for doubtful accounts on a specifically identified basis, as well as through historical experience applied to an aging of accounts, if necessary.  Trade accounts receivable are written off when deemed uncollectible.  To date write-offs have not been material.

The following represents revenue and trade accounts receivable from energy suppliers exceeding 10% of the total in each category:

	Revenue for the three months ended September 30,		Revenue for the nine months Ended September 30,		Trade Accounts Receivable as of September 30, 2007
Energy Supplier	2007	2006	2007	2006

A	11%	28%	13%	30%	16%
B	2%	13%	7%	12%	5%
C	6%	9%	7%	10%	4%
D	6%	10%	7%	10%	8%
E	23%	13%	21%	7%	25%
F	5%	10%	6%	8%	5%

In addition to its direct relationship with energy suppliers, the Company also has direct contractual relationships with energy consumers for the online procurement of certain of their energy needs.  These energy consumers are primarily large businesses and government organizations.  For the three months ended September 30, 2007 and 2006, two and four of these energy consumers accounted for transactions resulting in over 10% individually, respectively, and approximately 26% and 63% in the aggregate of our revenue, respectively.  For the nine months ended September 30, 2007 and 2006, two and four of these energy consumers accounted for transactions resulting in over 10% individually, respectively, and approximately 33% and 58% in the aggregate, respectively.

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

Trade accounts receivable, net consists of the following:

	September 30, 2007	December 31, 2006
Unbilled accounts receivable	$1,774,709	$1,698,665
Amounts billed	517,399	4,133
	2,292,108	1,702,798
Allowance for doubtful accounts	(6,874)	—
Trade accounts receivable, net	$2,285,234	$1,702,798

6.        Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30, 2007	December 31, 2006
Leasehold improvements	$59,141	$16,751
Equipment	384,057	225,051
Furniture and fixtures	367,183	194,552
	810,381	436,354
Less accumulated depreciation:
Leasehold improvements	(4,712)	(1,339)
Equipment	(188,123)	(150,583)
Furniture and fixtures	(86,307)	(58,500)
	(279,142)	(210,422)
Property and equipment, net	$531,239	$225,932

Depreciation expense for the three months ended September 30, 2007 and 2006 was $28,064 and $15,038, respectively. Depreciation expense for the nine months ended September 30, 2007 and 2006 was $68,720 and $45,158, respectively.  Property and equipment purchased under capital lease obligations for the nine months ended September 30, 2007 and for the year ended December 31, 2006 was $272,704 for both periods, respectively. Accumulated depreciation for property and equipment purchased under capital lease was $172,427 and $137,758 at September 30, 2007 and December 31, 2006, respectively.

7.        Share-Based Compensation

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123(R), the Company recognizes the compensation cost of share-based awards on a straight-line basis over the requisite service period of the award.  In 2007, share-based awards consisted of grants of stock options and restricted stock. The restrictions on the restricted stock lapse over the vesting period.  The vesting period of restricted stock is determined by the Board of Directors, and is generally four years for employees.

The per-share weighted-average fair value of stock options granted during the nine months ended September 30, 2007 and 2006 was $0.58 and $0.44, respectively, on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions and estimated forfeiture rates of 13% in 2007 and 2006, respectively:

Nine-months ended September 30,	Expected Dividend Yield	Risk Interest Rate	Expected Option Life	Expected Volatility
2007	—	4.66%	4.61 years	54%
2006	—	4.83%	4.75 years	48%

For the three months ended September 30, 2007 and 2006, options to purchase 100,000 and 742,000 shares of common stock were granted, respectively.  For the nine months ended September 30, 2007 and 2006, options to purchase 3,020,000 and 1,142,000 shares of common stock were granted, respectively.  Additionally, 760,000 and 1,331,500 shares of restricted stock were granted for the three and nine months ended September 30, 2007, respectively.

For the three and nine months ended September 30, 2007, the Company recorded share-based compensation expense of approximately $656,700 and $780,000 in connection with share-based payment awards, respectively.  The share-based compensation expense for the three and nine months ended September 30, 2007 included approximately $581,200 and $636,600 in sales and marketing, approximately $22,000 and $53,300 in cost of revenue and approximately $53,400 and $90,000 in general and administrative expenses, respectively.  For the three and nine months ended September 30, 2006, the Company recorded share-based compensation expense of approximately $15,300 and $22,100 in connection with share-based payment awards, respectively.  The share-based compensation expense for the three and nine months ended September 30, 2006 included approximately $6,200 and $11,800 in sales and marketing, $600 and $1,200 in cost of revenue and $8,500 and $9,100 in general and administrative expenses, respectively.  As of September 30, 2007 and 2006, there was approximately $1,632,800 and $376,000, respectively, of unrecognized gross compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 3.40 years and 3.75 years, respectively.  Also, as of September 30, 2007 there was approximately $1,123,400 of unrecognized gross compensation expense related to non-vested restricted stock awards.

The Company has two stock incentive plans: the 2003 Stock Incentive Plan (the “2003 Plan”) and the 2006 Stock Incentive Plan (the “2006 Plan”).  As of September 30, 2007, 4,275,529 shares of common stock were reserved under the 2003 Plan.  No further grants are allowed under the 2003 Plan.  As of September 30, 2007, 4,738,161 shares of common stock were reserved under the 2006 Plan representing 2,540,000 outstanding stock options, 1,331,500 shares of restricted stock granted and 866,661 shares available for grant.  A summary of stock option activity under both plans for the nine months ended September 30, 2007 is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	4,483,029	$0.26
Granted	3,020,000	$1.24
Canceled	(687,500)	$0.82
Exercised	—	$—
Outstanding at September 30, 2007	6,815,529	$0.64

A summary of restricted stock activity under the 2006 Plan for the nine months ended September 30, 2007 is as follows:

	Shares	Weighted Average Grant Price
Outstanding at December 31, 2006	—	$—
Granted	1,331,500	$1.26
Vested	(400,000)	$1.21
Unvested at September 30, 2007	931,500	$1.28

A summary of common stock options outstanding and common stock options exercisable as of September 30, 2007 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
Range of		Remaining	Aggregate	Number	Remaining	Aggregate
Exercise		Contractual	Intrinsic	Of Shares	Contractual	Intrinsic
Prices	Options	Life	Value	Exercisable	Life	Value
$0.02 - $0.23	2,763,529	3.10 Years	$ 2,954,345	2,747,696	3.10 Years	$ 2,937,419
$0.24 - $1.12	1,612,000	5.02 Years	732,305	575,500	5.09 Years	341,950
$1.13 - $1.34	2,440,000	6.61 Years	—	—	—	—
	6,815,529	4.81 Years	$ 3,686,650	3,323,196	3.44 Years	$ 3,279,369

The aggregate intrinsic value in the table above represents the total intrinsic value of our outstanding options and exercisable options as of September 30, 2007. No options were exercised during the nine months ended September 30, 2007.

At September 30, 2007, the weighted average exercise price of common stock options outstanding and exercisable was $0.64 and $0.11, respectively.

8.        Income Taxes

In the first nine months of 2007, the Company’s tax benefit was based on the estimated effective tax rate for 2007 based on the Company’s projected annual pretax loss.  The Company also adopted Financial Accounting Standards (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a two-step process to determine the amount of tax benefit to recognize.  First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by a tax authority.  If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements.  The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement.  If the tax position does not meet the “more-likely-than-not” threshold, then it is not recognized in the financial statements.  The Company’s adoption of FIN 48 as of January 1, 2007 did not have a material impact on the Company’s financial position or results of operations.

The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by the taxing authority in accordance with the recognition and measurement standards of FIN 48.  At September 30, 2007, there are no expected material, aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements.

9.        Acquisition

On June 1, 2007, the Company acquired substantially all of the assets of EnergyGateway for $4,951,758 in cash and 5,375,000 common shares of World Energy plus the assumption of certain liabilities. The shares were valued at approximately $6,536,000 based on the average closing price on the Toronto Stock Exchange for the two days before and after the announcement date of $1.22 per share. Approximately 2.175 million of the shares that the Company delivered to EnergyGateway in connection with this transaction are being held in escrow for 18 months following the closing of the sale to secure various indemnification obligations of EnergyGateway and its members. EnergyGateway, located near Columbus, Ohio, was an online broker of natural gas and electricity for commercial and industrial consumers in the United States. It provided its customers with professional energy purchasing services, including access to its proprietary ‘post and bid’ online procurement system called EGate.

The total purchase price was $11,440,358, net of cash acquired, and includes related acquisition costs of $229,500, plus the assumption of certain liabilities of approximately $138,128. The EnergyGateway operations have been included within our consolidated results from June 1, 2007.  The cost of the acquisition was allocated to the assets and liabilities assumed based on estimates of their respective fair values at the date of acquisition resulting in net assets of $8,261,657. The excess purchase price of $3,178,701 has been recorded as goodwill which is fully deductible for tax purposes. Management is responsible for the valuation of net assets acquired and considered a number of factors, including valuations and appraisals, when estimating the fair values and estimated useful lives of acquired assets and liabilities. During the third quarter of 2007, the Company refined estimates recorded in the second quarter of 2007 and finalized the valuation of intangible assets through a reduction of $660,000 in customer relationships resulting in a corresponding increase to goodwill.

The Company has allocated the purchase price for the acquisition as follows:

Current assets	$247,938
Fixed assets	18,755
Other assets	3,092
Intangible assets
Non-compete agreements	680,000
Customer relationships	4,740,000
Customer contracts	500,000
Supplier agreements	380,000
Developed technology	1,830,000
Goodwill	3,178,701
Current liabilities	(138,128)
Net assets acquired	$11,440,358

       The intangible assets, excluding goodwill, are being amortized on a straight-line basis over their weighted average lives as follows: non-compete agreements – 1 to 5 years; customer relationships – 10 years; customer contracts – 3 years; supplier agreements – 5 years; and developed technology – 5 years.  Pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets”, the Company performs an annual impairment test for goodwill, with any excess of the carrying value of a reporting unit’s goodwill over the implied fair value of the goodwill recorded as an impairment loss.

The following unaudited pro forma information assumes that the acquisition of EnergyGateway assets had been completed as of the beginning of 2006:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2006	2007	2006
Revenues	$2,330,480	$7,377,187	$6,371,961
Net loss available to common stockholders	$(336,640)	$(3,929,278)	$(1,044,399)

Loss per share: Net loss available to common stockholders per share – basic	$(0.01)	$(0.05)	$(0.02)
Net loss available to common stockholders per share – diluted	$(0.01)	$(0.05)	$(0.02)

Weighted average number of common and common equivalent shares outstanding – basic	47,724,744	81,905,789	46,656,059
Weighted average number of common and common equivalent shares outstanding – diluted	47,724,744	81,905,789	46,656,059

The pro forma financial information is not necessarily indicative of the results to be expected in the future as a result of the acquisition of EnergyGateway.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q including this Item 2, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which  involve risks and uncertainties. Readers can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words.  The Company’s actual results and the timing of certain events may differ significantly from the results and timing discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed or referred to in this report and in the “Risk Factors” section of our Annual Report on Form 10-K and any later publicly available filing with the Securities and Exchange Commission. The following discussion and analysis of the Company’s financial condition and results of operations should be read in light of those factors and in conjunction with the Company’s accompanying consolidated financial statements and notes thereto.

Overview

World Energy is an energy brokerage company that has developed an online auction platform, the World Energy Exchange, through which retail energy consumers (commercial, industrial and government, or CIG) and wholesale energy players (utilities and retail suppliers) in the United States are able to purchase electricity and other energy resources from competing energy suppliers. The World Energy Exchange is an online auction supplemented with information about market rules, pricing trends, energy consumer usage and load profiles. Our procurement staff uses this auction platform to conduct auctions, analyze results, guide energy consumers through contracting, and track their contracts, sites, accounts and usage history. Although our primary source of revenue is from brokering electricity and natural gas, we adapted our World Energy Exchange auction platform to accommodate the brokering of green power in 2003 (i.e., electricity generated by renewable resources), wholesale electricity in 2004, certain other energy-related products in 2005 and most recently green credits. Green credit transactions involve the trading of instruments developed in conjunction with the United States and/or international mandates to mitigate global warming.

During the first nine months of 2007, we continued to increase our cost structure to support our growth plans. As of September 30, 2007, we employed 56 full time employees versus 20 as of December 31, 2006 and September 30, 2006, respectively.  The staffing increases during the first nine months of 2007 were primarily related to the acquisition of substantially all of the assets of EnergyGateway LLC (“EnergyGateway”), which employed eighteen individuals, and the hiring of eleven sales and marketing professionals, four individuals specifically focused on the green markets and three individuals within our operations and administrative groups. We expect to continue to round out the sales and support staff within the major deregulated markets where we historically did not have a strong sales representation including Texas, New England, New York and the Midwest.  We also plan to continue to build our green credit and wholesale teams to capitalize on opportunities within those markets. Four of the eleven sales and marketing professionals hired during the first nine-months of 2007 are specifically assigned to pursuing the wholesale market. In April, we hired a Senior Vice President of Environmental Markets who is based in our Boulder, Colorado office, and added three individuals with a specific focus on our green credit initiatives.  These increased employee and related costs were the major factors contributing to our increased cost structure in all functional areas during the first nine months of 2007 as compared to the same prior year period. We expect our operating expenses to rise moderately during the remainder of 2007 as we expand our brokerage capabilities to offer additional energy-related products, increase our sales and marketing efforts and continue to expand our back office operation.  We also expect there to be continued significant additional compliance costs associated with being a public company reporting in both the United States and Canada.

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

Operations

Revenue

For our retail electricity transactions – today’s largest revenue stream, we receive a monthly commission on energy sales contracted through our online auction platform from each energy supplier based on the energy usage generated and transacted between the energy supplier and energy consumer. Our commissions are based on the energy usage generated and transacted between the energy supplier and energy consumer multiplied by our contractual commission rate. Our contractual commission rate is negotiated with the energy consumer on a procurement-by-procurement basis based on energy consumer specific circumstances, including size of auction, internal effort required to organize and run the respective auction and competitive factors, among others. Once the contractual commission is agreed to with the energy consumer, all energy suppliers participating in the auction agree to that rate. That commission rate remains fixed for the duration of the contractual term regardless of energy usage. Energy consumers provide us with a letter of authority to request their usage history from the local utility. We then use this data to compile a usage profile for that energy consumer that will become the basis for the auction. This data may also be used to estimate revenue on a going forward basis, as noted below.

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

Contracts between energy suppliers and energy consumers are signed for a variety of term lengths, with a one year contract term being typical for commercial and industrial energy consumers, and government contracts typically having two to three year terms. Our revenue has grown over the last three years through new participants utilizing our World Energy Exchange as well as energy consumers increasing the size or frequency of their transactions on our exchange platform.

We generally do not directly invoice our electricity energy suppliers and, therefore, we report a substantial portion of our receivables as “unbilled.” Unbilled accounts receivable represents management’s best estimate of energy provided by the energy suppliers to the energy consumers for a specific completed time period at contracted commission rates and is made up of two components. The first component represents energy usage for which we have received actual data from the supplier and/or the utility but for which payment has not been received at the balance sheet date. The majority of our contractual relationships with energy suppliers require them to supply actual usage data to us on a monthly basis and remit payment to us based on that usage. The second component represents energy usage for which we have not received actual data, but for which we have estimated usage.

For retail natural gas transactions, our second largest revenue stream, there are two primary components - transaction fees and management fees.  Transaction fees are billed to and paid by the energy supplier awarded business on the platform.  Transaction fees for natural gas and electricity awards are established prior to award and are the same for each supplier. For the majority of our natural gas transactions, we bill the supplier upon the conclusion of the transaction based on the estimated energy volume transacted for the entire award term multiplied by the transaction fee.  Management fees are paid by our customers and are generally billed on a monthly basis for services rendered based on terms and conditions included in contractual arrangements with our customers.

For wholesale and green transactions, transaction fees are invoiced upon the conclusion of the auction based on a fixed fee for service.  These revenues are not tied to future energy usage and are recognized upon the completion of the auction. For reverse auctions where suppliers bid for a consumer’s business, the fees are paid by the winning supplier. For forward auctions where a project owner is selling energy or credits, the fees are typically paid by the project owner.

Cost of revenue

Cost of revenue consists primarily of:

•
salaries, employee benefits and stock-based compensation associated with our auction management services, which are directly related to the development and production of the online auction and maintenance of market-related data on our auction platform and monthly management fees (our supply desk function);

•	amortization of capitalized costs associated with our auction platform and developed technology acquired; and

•	rent, depreciation and other related overhead and facility-related costs.

Sales and marketing

Sales and marketing expenses consist primarily of:

•	salaries, employee benefits and stock-based compensation related to sales and marketing personnel;

•	third party commission expenses to our channel partners;

•	travel and related expenses;

•	general marketing costs such as trade shows marketing materials and outsourced services;

•	rent, depreciation and other related overhead and facility-related costs; and

•	amortization related to customer relationships and contracts.

While third party and sales commission expense vary as a function of revenue from period-to-period, we have experienced increases in non-commission sales and marketing expenses as we increased the size of our sales and marketing staff within our government and channel partner groups, expanded our geographic reach through the opening of additional sales offices and launched new business initiatives. During the first nine months of 2007, we hired eleven sales and marketing professionals including a Senior Vice President of Sales to extend our national footprint and deepen our Texas presence.  In addition, we added seven sales and marketing professionals as part of the EnergyGateway acquisition. We plan to increase our staffing levels in other deregulated regions and in the environment sector as we pursue opportunities in the green power and green credit trading space.

General and administrative

General and administrative expenses consist primarily of:

•	salaries, employee benefits and stock-based compensation related to general and administrative personnel;

•	accounting, legal, recruiting and other professional fees; and

•	rent, depreciation and other related overhead and facility-related costs.

Interest income (expense), net

Interest income (expense), net consists primarily of:

•	interest income in 2007 related to the invested portion of the proceeds from our initial public offering;

•	interest expense in 2007 and 2006 related to capital leases; and

•	interest expense in 2006 on our $2.0 million subordinated note payable to Massachusetts Capital Resource Company, including the accretion of warrants, that was redeemed on December 4, 2006.

Income tax benefit

Income tax benefit primarily relates to our pre-tax loss generated during the nine months ended September 30, 2007 and 2006. A valuation allowance is provided against the deferred tax assets generated in prior years due to uncertainty regarding the realization of those deferred tax assets, primarily net operating loss carryforwards, in the future.

Results of Operations

The following table sets forth certain items as a percent of revenue for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	100%	100%	100%	100%
Cost of revenue	29	21	30	20
Gross profit	71	79	70	80
Operating expenses:
Sales and marketing	113	52	98	57
General and administrative	70	23	70	27
Operating income (loss)	(112)	4	(98)	(4)
Interest income (expense), net	4	(3)	8	(4)
Income tax provision (benefit)	(41)	—	(34)	(3)
Net income (loss)	(67)%	1%	(56)%	(5)%

Comparison of the Three Months Ended September 30, 2007 and 2006

Revenue

	For the Three Months Ended September 30,
	2007	2006	Increase/(Decrease)
Revenue	$2,675,343	$1,686,993	$988,350	59%

Revenue increased 59%, primarily due to the acquisition of the assets of EnergyGateway and increased energy consumption by energy consumers during the three months ended September 30, 2007 as compared to the same period in the prior year. The revenue increase was supported by an increase in wholesale procurements and an increase to 36 channel partners as of September 30, 2007 from 25 as of September 30, 2006. Of those channel partners, 23 had contributed to our revenue by brokering transactions over the exchange in the three months ended September 30, 2007 as compared to 16 during the three months ended September 30, 2006.

Cost of revenue

	For the Three Months Ended September 30,
	2007		2006
	$	% of Revenue	$	% of Revenue	Increase/(Decrease)
Cost of revenue	$787,517	29%	$351,234	21%	$436,283	124%

The 124% increase in cost of revenue related to the three month period ended September 30, 2007 as compared to the same period in 2006 was substantially due to the addition of the former EnergyGateway employees, an increase in salary and benefit costs associated with the six new supply desk employees and amortization related to developed technology acquired. Cost of revenue as a percent of revenue increased 8% due to the cost increases noted above partially offset by the 59% increase in revenue.

Operating expenses

	For the Three Months Ended September 30,
	2007		2006
	$	% of Revenue	$	% of Revenue	Increase/(Decrease)
Sales and marketing	$3,028,912	113%	$875,434	52%	$2,153,478	246%
General and administrative	1,876,618	70	386,118	23	1,490,500	386
Total operating expenses	$4,905,530	183%	$1,261,552	75%	$3,643,978	289%

The 246% increase in sales and marketing expense for the three month period ended September 30, 2007 as compared to the same period in 2006 was primarily due to an increase in salary and benefit cost associated with ten additional sales employees, general salary increases and the addition of the former EnergyGateway employees and assets as well as increased marketing and travel expenses. Sales and marketing expense as a percentage of revenue increased 61% due to increased costs discussed above partially offset by the 59% increase in revenue.

The 386% increase in general and administrative expenses related to the three month period ended September 30, 2007 was primarily due to an increase in legal, audit and other compliance costs, the addition of the former EnergyGateway employees and assets and increases in salary, benefit and recruiting costs. The increase in legal and audit costs were primarily related to increased compliance and infrastructure activities in support of our growth initiatives, including the acquisition of the assets of EnergyGateway. General and administrative expenses as a percent of revenue increased 47% substantially due to the cost increases noted above, partially offset by the 59% increase in revenue.

Interest income (expense), net

Interest income, net was approximately $108,000 for the three months ended September 30, 2007.  Interest expense, net was approximately $54,000 during the three months ended September 30, 2006.  Interest income in 2007 was primarily due to interest earned on the invested portion of the proceeds from our initial public offering.  Interest expense in 2006 was primarily due to interest paid on our $2.0 million subordinated note with Massachusetts Capital Resource Corporation.  This note was retired in December 2006.

Income tax benefit (provision)

We recorded an income tax benefit of approximately $1.1 million for the three months ended September 30, 2007, reflecting an expected federal and state tax rate of 38%.  We recorded an income tax provision of approximately $8,000 for the three months ended September 30, 2006, reflecting an expected federal and state tax rate of 40%.

Net income ( loss)

We reported a net loss for the three months ended September 30, 2007 of approximately $1.8 million compared to net income of approximately $12,000 for the three months ended September 30, 2006. The increase in net loss is primarily due to the higher operating expenses discussed above partially offset by increases in revenue, interest income and income tax benefit.

Comparison of the Nine Months Ended September 30, 2007 and 2006

Revenue

	For the Nine Months Ended September 30,
	2007	2006	Increase/(Decrease)
Revenue	$6,103,672	$4,166,763	$1,936,909	46%

Revenue increased 46%, primarily due to the acquisition of EnergyGateway and increased energy consumption by energy consumers during the nine months ended September 30, 2007 as compared to the same period in the prior year. This increase was primarily supported by increased government activity, an increase in wholesale procurements and an increase to 36 channel partners as of September 30, 2007 from 25 as of September 30, 2006. Of those channel partners, 23 had contributed to our revenue by brokering transactions over the exchange in the nine months ended September 30, 2007 as compared to 16 during the nine months ended September 30, 2006.

Cost of revenue

	For the Nine Months Ended September 30,
	2007		2006
	$	% of Revenue	$	% of Revenue	Increase/(Decrease)
Cost of revenue	$1,853,660	30%	$842,189	20%	$1,011,471	120%

The 120% increase in cost of revenue related to the nine month period ended September 30, 2007 as compared to the same period in 2006 was substantially due to an increase in salary and benefit costs associated with the addition of six new supply desk employees and the addition of the former EnergyGateway employees and assets. Cost of revenue as a percent of revenue increased 10% due to the cost increases noted above partially offset by the 46% increase in revenue.

Operating expenses

	For the Nine Months Ended September 30,
	2007		2006
	$	% of Revenue	$	% of Revenue	Increase/(Decrease)
Sales and marketing	$5,965,261	98%	$2,371,743	57%	$3,593,518	152%
General and administrative	4,274,415	70	1,141,051	27	3,133,364	275
Total operating expenses	$10,239,676	168%	$3,512,794	84%	$6,726,882	191%

The 152% increase in sales and marketing expense for the nine month period ended September 30, 2007 as compared to the same period in 2006 was primarily due to an increase in salary and benefit cost associated with twelve additional employees, the acquisition of the assets of EnergyGateway as well as increased travel and marketing expenses. Sales and marketing expense as a percentage of revenue increased 41% due to increased costs discussed above partially offset by the 46% increase in revenue.

The 275% increase in general and administrative expenses related to the nine month period ended September 30, 2007 was primarily due to an increase in legal, audit and other compliance costs, increases in salary, benefit and recruiting costs and the acquisition of the assets of EnergyGateway. The increase in legal and audit costs were primarily related to increased compliance and infrastructure activities in support of our growth initiatives, including the acquisition of the assets of EnergyGateway.  General and administrative expenses as a percent of revenue increased 43% substantially due to the cost increases noted above, partially offset by the 46% increase in revenue.

Interest income (expense), net

Interest income, net was approximately $482,000 for the nine months ended September 30, 2007.  Interest expense, net was approximately $155,000 during the nine months ended September 30, 2006.  Interest income in 2007 was primarily due to interest earned on the invested portion of the proceeds from our initial public offering.  Interest expense in 2006 was primarily due to interest paid on our $2.0 million subordinated note with Massachusetts Capital Resource Corporation.  This note was retired in December 2006.

Income tax benefit (provision)

We recorded an income tax benefit of approximately $2.1 million for the nine months ended September 30, 2007 reflecting an expected effective federal and state tax rate of 38%. We recorded an income tax benefit of approximately $136,000 for the nine months ended September 30, 2006 reflecting an expected federal and state tax rate of 40%.

Net loss

We reported a net loss for the nine months ended September 30, 2007 of approximately $3.4 million compared to a net loss of approximately $207,000 for the nine months ended September 30, 2006. The increase in net loss is primarily due to the higher operating expenses discussed above partially offset by increases in revenue, interest income and income tax benefit.

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

On June 1, 2007, the Company acquired substantially all of the assets of EnergyGateway for approximately $4,951,758 in cash and 5,375,000 common shares of World Energy plus the assumption of certain liabilities. The shares were valued at approximately $6,536,000 based on the average closing price on the Toronto Stock Exchange for the two days before and after the announcement date of $1.22 per share.

At September 30, 2007, we had no commitments for material capital expenditures. We have identified a number of strategic initiatives that we believe are key components of our future growth, including: continued development of our channel partner relationships; strengthening and expanding our long-term relationships with government agencies; entry into other energy-related markets; targeting utilities; and development of a green credits auction platform. We believe that our current management and financial resources are adequate to pursue these initiatives and to maintain our competitive position in the near term.

Comparison of September 30, 2007 to December 31, 2006

	September 30, 2007	December 31, 2006	Increase/(Decrease)
Cash and cash equivalents	$8,189,716	$17,483,886	$(9,294,170)	(53)%
Trade accounts receivable	2,285,234	1,702,798	582,436	34
Days sales outstanding	79	95	(16)	(17)
Working capital	7,011,406	16,639,898	(9,628,492)	(57)
Stockholders’ equity	21,869,285	17,945,002	3,924,283	22

Cash and cash equivalents decreased approximately $9.3 million, or 53%, due primarily to the acquisition of the EnergyGateway assets and the pre-tax loss for the period. Trade accounts receivable increased 34% due to the acquisition of the EnergyGateway trade accounts receivable and the 46% increase in revenue.  Days sales outstanding decreased by 16 days primarily due to the addition of EnergyGateway receivables, which are due net 15, and improved collection rates. Revenue from our energy suppliers and energy consumers representing greater than 10% of our revenue decreased from 74% from five energy suppliers to 34% from two energy suppliers for the nine months ended September 30, 2007 and 2006, respectively. This decrease was directly related to the addition of the EnergyGateway customers.

Working capital (consisting of current assets less current liabilities) decreased approximately $9.6 million, or 57%, primarily due to the decrease in cash and cash equivalents resulting from the acquisition of the EnergyGateway assets and funding of the operating loss for the period.  Stockholders’ equity increased $3.9 million, or 22%, due to the fair value of the stock issued as part of the EnergyGateway acquisition partially offset by the net loss for the period.

Cash used in operating activities for the nine months ended September 30, 2007 was approximately $3.7 million due primarily to the pre-tax loss for the period. Cash used in investing and financing activities for the nine months ended September 30, 2007 was approximately $5.6 million, primarily due to the purchase of the EnergyGateway assets and, to a lesser extent, purchases of property and equipment and costs incurred in software development.

Cash used in operating activities for the nine months ended September 30, 2006 was approximately $457,000, due primarily to an increase in prepaid expenses and other current assets and unbilled accounts receivable and the net loss for the period. These operating cash outflows were partially offset by increases in accounts payable and accrued expenses. Cash used in investing and financing activities for the nine months ended September 30, 2006 was approximately $359,000, primarily due to the purchases of property and equipment, costs incurred in software development and costs associated with our initial public offering.  These cash outflows for investing and financing activities were partially offset by proceeds received from the exercise of stock options and warrants.

We have historically funded our operations with cash flow from operations and, when required, the issuance of various debt and equity instruments. We have approximately $8.2 million of cash and cash equivalents and no long term bank debt as of September 30, 2007.  We expect to continue to fund our operations from existing cash resources, operating cash flow and, when required, the issuance of various debt and equity instruments. That notwithstanding, we expect that our cash and cash equivalents on hand at September 30, 2007 will meet our working capital requirements at least to September 30, 2008.

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

Revenue Recognition

For our retail electricity transactions – today’s largest revenue stream, we receive a monthly commission on energy sales contracted through our online auction platform from each energy supplier based on the energy usage generated and transacted between the energy supplier and energy consumer. Our commissions are not based on the retail price for electricity; rather they are based on the energy usage generated and transacted between the energy supplier and energy consumer multiplied by our contractual commission rate. Revenue from commissions is recognized as earned on a monthly basis over the life of each contract as energy is consumed, provided there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, has been successfully demonstrated.

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

We generally do not directly invoice our electricity energy suppliers and, therefore, we report a substantial portion of our receivables as

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

For retail natural gas transactions, our second largest revenue stream, there are two primary components - transaction fees and management fees.  Transaction fees are billed to and paid by the energy supplier awarded business on the platform.  Transaction fees for natural gas and electricity awards are established prior to award and are the same for each supplier. For the majority of our natural gas transactions, we bill the supplier upon the conclusion of the transaction based on the estimated energy volume transacted for the entire award term multiplied by the transaction fee.  Management fees are paid by our customers and are generally billed on a monthly basis for services rendered based on terms and conditions included in contractual arrangements with our customers.

For wholesale and green transactions, transaction fees are invoiced upon the conclusion of the auction based on a fixed fee for service.  These revenues are not tied to future energy usage and are recognized upon the completion of the auction.  For reverse auctions where suppliers bid for a consumer’s business, the fees are paid by the winning supplier. For forward auctions where a project owner is selling energy or credits, the fees are typically paid by the project owner. We have earned revenue for market research and analysis. We recognize revenue from these services as earned, generally on a time and materials basis, pursuant to the terms and conditions of the arrangement. Any research that we provide, in order to facilitate the online auction, is non-billable and is absorbed by us as a period cost and charged to operations during the period in which it is incurred.

We pay commissions to our channel partners at contractual rates based on monthly energy transactions between energy suppliers and energy consumers. The commission is accrued monthly and charged to sales and marketing expense as revenue is recognized. We pay commissions to our salespeople at contractual commission rates based upon cash collections from our customers.

Our estimates in relation to revenue recognition affect revenue and sales and marketing expense as reflected on our statements of operations, and trade accounts receivable and accrued commissions accounts as reflected on our balance sheets. For any quarterly reporting period, we may not have actual usage data for certain energy suppliers and will need to estimate revenue. We record revenue based on the energy consumers’ historical usage profile. At the end of each reporting period, we adjust historical revenue to reflect actual usage for the period. For the nine months ended September 30, 2007, we estimated usage for approximately 13% of our revenue resulting in an approximate 0.3%, or $20,921 adjustment. This decrease in revenue, which is based on adjusted year to date revenue for the quarter, resulted in an approximate 0.1% reduction in sales and marketing expense related to third party commission expense associated with those revenues. Corresponding adjustments were made to unbilled accounts receivable and accrued commissions, respectively. A 1% difference between this estimate and actual usage would have an approximate $8,000 effect on our revenue for the nine months ended September 30, 2007.

Software Development

Certain acquired software and significant enhancements to our software are recorded in accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use”.  Accordingly, internally developed software costs of approximately $330,000 and $49,000 related to implementation, coding and configuration have been capitalized for the nine months ending September 30, 2007 and 2006, respectively.  We amortize internally developed and purchased software over the estimated useful life of the software (generally three years).  For the nine months ending September 30, 2007 and 2006, approximately $73,000 and $56,000 of amortization expense was recorded as a component of cost of revenue, respectively.  Accumulated amortization of internally developed software costs was approximately $235,000 and $162,000 at September 30, 2007 and December 31, 2006, respectively.

Our estimates for capitalization of software development costs affect cost of revenue and capitalized software as reflected on our statements of operations and on our balance sheets. We capitalize certain acquired software and internal costs related to significant enhancements to our software by estimating the amount of time our internal staff has expended for implementation, coding and configuration to develop software. During the nine months ended September 30, 2007, we capitalized approximately $330,000, or 1.3% of our total assets.  We amortize internally developed and purchased software over its estimated useful life, which is generally three years.  Amortization expense for the nine months ended September 30, 2007 was approximately 4% of cost of revenue. To the extent the carrying amount of the capitalized software costs may not be fully recoverable or that the useful lives of those assets are no longer appropriate, we may need to record an impairment (non-cash) charge and write-off a portion or all of the capitalized software balance on the balance sheet.

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

Income Taxes

We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are determined at the end of each period based on the future tax consequences that can be attributed to net operating loss carryforwards, as well as differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax basis. Deferred income tax expense or credits are based on changes in the asset or liability from period to period. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income. In determining the valuation allowance, we consider past performance, expected future taxable income, and qualitative factors which we consider to be appropriate in estimating future taxable income. Our forecast of expected future taxable income is for future periods that can be reasonably estimated. We have historically utilized a three year forecasting window to determine our expected future taxable income. While we expect to continue to incur operating losses in the short term and anticipate that we will have incurred cumulative pre-tax losses over the three years ended December 31, 2007, we believe our near term future income will be adequate on a present value basis to benefit our current deferred tax assets. Results that differ materially from current expectations may cause management to change its judgment on future taxable income. These changes, if any, may require us to adjust our existing tax valuation allowance higher or lower than the amount recorded.

Our estimates in relation to income taxes affect income tax benefit and deferred tax assets as reflected on our statements of operations and balance sheets, respectively. The deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.  As of September 30, 2007, we had deferred tax assets of approximately $3.8 million against which we had applied an approximate $639,000 valuation allowance. To the extent we determine that our deferred tax assets are no longer recoverable, it could result in a maximum approximate $3.2 million non-cash tax charge. To the extent we determine that it is more likely than not that we will recover all our deferred tax assets, it could result in a maximum approximate $639,000 non-cash tax credit.

During the first nine months of 2007, the Company’s tax benefit was based on the estimated effective tax rate for 2007 based on the Company’s projected annual pretax loss.  The Company also adopted Financial Accounting Standards (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a two-step process to determine the amount of tax benefit to recognize.  First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by a tax authority.  If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements.  The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement.  If the tax position does not meet the “more-likely-than-not” threshold, then it is not recognized in the financial statements.  The Company’s adoption of FIN 48 as of January 1, 2007 did not have a material impact on the Company’s financial position or results of operations.

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

Effective with the adoption of SFAS No. 123(R), we elected to use the Black-Scholes option pricing model to determine the weighted average fair value of options granted. As our stock has a limited trading history, we determined the volatility for options granted in 2006 based on an analysis of our historical data and reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility for options granted during the nine months ended September 30, 2007 was 54%. The expected life of options has been determined utilizing the “simplified” method as prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, “Share-Based Payment”. The expected life of options granted during the nine months ended September 30, 2007 was 4.61 years. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS No. 123. As a result, we applied an estimated forfeiture rate of 13% in determining the expense recorded in the accompanying consolidated statement of operations.

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2007,  the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the third fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of September 30, 2007, we have used approximately $10 million of the net proceeds of the initial public offering to redeem our long-term debt, to acquire the assets of EnergyGateway and for working capital.  The remaining net proceeds of the initial public offering are invested in short-term, highly liquid money market accounts with an original maturity of 90 days or less.  There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.     Exhibits

31.1	Certification of the Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Energy Solutions, Inc.

Date: November 13, 2007	By:	/s/ Richard Domaleski
Richard Domaleski
Chief Executive Officer

Date: November 13, 2007	By:	/s/ James Parslow
James Parslow
Chief Financial Officer

EXHIBIT INDEX

Exhibit                         Description

31.1	Certification of the Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002