Form 10-K
period 2007-12-31
World Energy Solutions, Inc.
filed 2008-03-13
CIK 1371781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007 or

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________

Commission file number:  333-136528

World Energy Solutions, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3474959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

446 Main Street
Worcester, Massachusetts  01608
(Address of principal executive offices)

(508) 459-8100
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Act:
None

Securities registered under Section 12(g) of the Act:
None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐  No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant based on the last sale price of such stock as reported by the Toronto Stock Exchange on June 29, 2007 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $85,411,000.

As of February 29, 2008, the registrant had 84,023,734 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 22, 2008, are incorporated by reference into Part III of this Report.

World Energy Solutions, Inc.
Form 10-K
For the Year Ended December 31, 2007

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

PART I

Item 1.  Business

Overview

 World Energy Solutions, Inc. is an energy and environmental commodities brokerage company that has developed online auction platforms, the World Energy Exchange and the World Green Exchange.  On the World Energy Exchange, energy consumers in the United States are able to negotiate for the purchase or sale of electricity and other energy resources from competing energy suppliers which have agreed to participate on our auction platform in a given auction. On the World Green Exchange, buyers and sellers negotiate for the purchase or sale of environmental commodities such as Renewable Energy Certificates, Verified Emissions Reductions and Certified Emissions Reductions.

World Energy was founded in response to the restructuring of the electricity industry in some U.S. states, which are increasingly permitting energy consumers to choose their electricity supplier. While our core competency has been brokering electricity, we adapted our World Energy Exchange auction platform to accommodate the brokering of natural gas in 2002 and green power in 2003 (i.e., electricity generated by renewable resources). In 2005, we expanded the platform to handle wholesale transactions. In 2007, we created the World Green Exchange based on the World Energy Exchange technology and business process.

Since 2001, we have brokered over 40 billion kilowatt hours of electricity for energy consumers in North America. We believe that we are among the pioneering companies brokering electricity online and we are not aware of any third-party competitor brokering more electricity online than we do. With our acquisition of substantially all of the assets of EnergyGateway, LLC, or EnergyGateway, in June of 2007, we have brokered over 1 trillion decatherms of natural gas.

In the United States, the electricity and natural gas industry restructuring that has permitted energy consumers a choice of supplier has taken place on a state-by-state basis. This development presents energy consumers with a number of challenges because they generally lack the expertise, experience and information necessary to effectively source energy from competitive energy suppliers. We provide energy consumers that choose to switch to a competitive energy supplier with a comprehensive energy procurement solution that is designed to ensure that they receive market-based pricing terms. To date we have focused on commercial, industrial and government, or CIG, energy consumers in the retail market.

Our expansion into the wholesale energy market was a natural outgrowth of our services to the retail energy markets. We apply the same tools and processes utilized within the retail electricity and natural gas markets to transactions between utilities, electricity retailers or intermediaries as buyers and energy suppliers or other intermediaries as sellers.

The environmental commodity market also has similar characteristics to the retail energy markets – lack of liquidity, lack of price transparency and differentiated products – creating an opportunity for the further deployment of our technology. Customers can be either buyers or sellers of environmental commodities including US CIG customers, utilities, independent power producers, project developers and environmental brokers.

The Retail Energy Industry

Retail Electricity Deregulation

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

Competitive Energy Suppliers:  These entities take title to power and resell it directly to energy consumers. These are typically well-funded entities, which both service energy consumers and also work with ABCs to contract with energy consumers. Presently, we estimate there are over 40 competitive suppliers several of which operate on a national level and are registered in nearly all of the 14 states and the District of Columbia that permit CIG energy consumers to choose their electricity supplier and have deregulated pricing to create competitive markets.  Of the 14 deregulated states, 10 have viable competitive markets.

Aggregators, Brokers and Consultants:  ABCs facilitate transactions by having competitive energy suppliers compete against each other in an effort to get their energy customers the lowest price. This group generally uses manual request for proposal, or RFP, processes that are labor intensive, relying on phone, fax and email solicitations. We believe that the online RFP process is superior to the traditional paper based RFP process as it involves a larger number of energy suppliers, can accommodate a larger number of bids within a shorter time span, and allows for a larger amount of contract variations including various year terms, territories and energy usage patterns.

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

Retail Natural Gas

The natural gas industry in the United States is governed by both federal and state laws and regulations, with the federal government having jurisdiction over the transmission of natural gas in interstate commerce, and the states having jurisdiction over the sale and distribution at the retail level.

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

At the retail level, reforms and restructuring have taken place on a state by state basis, with varying nuances to the restructuring in different states. For example, state commissions have allowed local distribution companies to offer unbundled transportation service to large customers; occasionally to provide flexible pricing in competitive markets; and to engage in other competitive activities.

Today, we estimate that utilities in over 40 states permit retail natural gas consumers to choose their natural gas commodity suppliers. In most instances, the incumbent local distribution utility still delivers the commodity to the consumers’ premises, even if a different supplier is selected to provide the commodity. The level of competitive choice available to retail CIG energy consumers has increased, with a wide range of products and a significant number of suppliers participating in both retail and wholesale transactions.

Wholesale Energy

The wholesale electricity market is the competitive market that connects generators (sellers) with utilities, electricity retailers and intermediaries (buyers) who purchase electricity to re-sell on the retail market. Total wholesale purchases of electric power in 2006 totaled 5.5 billion MWh.  Natural gas is an important input fuel for generators, and purchases of natural gas in 2006 totaled  6 trillion cubic feet.

The U.S. wholesale electricity market emerged in the late 1970’s when independent power producers, or IPPs, and other non-utilities entered the electricity generation market, although the market was restricted until the early 1990s when competitive constraints were removed. These new generation entities began to compete directly with traditional utilities and offered customers more than one choice to obtain electricity. Today, participants in the wholesale market include IPPs, traditional utilities, and intermediary power marketers. In addition, banks, traders, and brokers participate in the wholesale market.

IPPs and traditional utilities comprise the generation portion of the wholesale market. Many employ internal sales forces to assist in the sale and distribution of their power, enabling them to participate as both buyers and sellers within the wholesale market. However, a growing number of IPPs and utilities have found it easier and more cost effective to sell their generation through power marketing services, which has contributed to the power marketers’ increased role within the market. Power marketers utilize several different platforms to purchase power from generators for distribution, which include paper RFPs, phone brokerage, electronic exchanges and auctions.

Our customers in the wholesale market can be either buyers or sellers and can include utilities and municipal utilities that buy power to fill in gaps in their portfolios or natural gas to consume in their generation facilities, and retail marketers who buy natural gas and power to resell to retail customers.  If the customer is a buyer, we will run a reverse (descending price) auction to secure a low price.  If the customer is a seller, we will run a forward (ascending price) auction to secure a higher price.

Environmental Commodities

Concerns about global warming have spawned a number of initiatives to reduce greenhouse gas emissions. The most widely adopted of these initiatives is the Kyoto Protocol pursuant to which many countries in Europe, Asia and elsewhere have created carbon cap and trade systems. While the United States has not adopted the Kyoto Protocol at a federal level, there are a number of initiatives in the U.S. at the regional, state and local level aimed at limiting greenhouse gas emissions including the Regional Greenhouse Gas Initiative - a collaboration of 10 Northeastern states, and renewable portfolio standards - initiatives adopted by over 25 states and the District of Columbia regarding the minimum requirements mandated to utilities to derive power from renewable sources.

These initiatives and mandates are spurring investments in renewable energy, carbon efficiency and recovery processes to create credits that can be traded to countries or companies seeking to get beneath mandated carbon emission limits. Thus far, these credits are being traded privately or via exchanges (such as the European Climate Exchange, Evomarkets, and the Chicago Climate Exchange) that have been formed to take advantage of these opportunities, although we believe that a structured auction event may be a more efficient mechanism for transacting these credits.

Our customers in the exchange of environmental commodities can be either buyers or sellers and include US CIG customers seeking to buy renewable energy to voluntarily “green” their energy portfolio, utilities seeking to meet mandated renewable portfolio standards, independent power producers looking to sell renewable energy, project developers interested in selling carbon offsets, entities that must meet compliance requirements and need to purchase carbon offsets, and environmental commodity brokers.  If the customer is a buyer, we will run a reverse (descending price) auction to secure a lower price.  If the customer is a seller, we will run a forward (ascending price) auction to secure a higher price.

Company Strategy and Operations

Overview

We are an energy and environmental commodities brokerage company that has developed online auction platforms, the World Energy Exchange and the World Green Exchange.  On the World Energy Exchange energy consumers in the US are able to negotiate for the purchase or sale of electricity and other energy resources from competing energy suppliers which have agreed to participate on our auction platform in a given auction. On the World Green Exchange, buyers and sellers negotiate for the purchase or sale of environmental commodities such as Renewable Energy Certificates, Verified Emissions Reductions and Certified Emissions Reductions.

We bring suppliers and consumers together in our virtual marketplaces, often with the assistance of our channel partners, who identify and work with customers to consummate transactions.  Our exchanges are comprised of a series of software modules that automate our comprehensive procurement process including:

•	energy and environmental commodities sourcing management — a database of suppliers and contacts;

•	lead management — a module to track prospective customers through the sales process;

•	deal and task management — a module to list, assign and track steps to complete a procurement successfully;

•	market intelligence — databases of information related to market rules and pricing trends for markets;

•	request for proposal, or RFP, development — a module to create RFPs with a variety of terms and parameters;

•	conducting auctions — underlying software to manage the bidding and timing of an auction and display the results;

•	portfolio management — a database of contracts, sites, accounts and usage;

•	commission reporting — a system to display forecasted and actual commissions due to channel partners; and

•	receivables management — a system to upload data received from suppliers and track payment receipt.

Our technology-based solution is attractive to channel partners as it provides them with a business automation platform to enhance their growth, profitability and customer satisfaction. Channel partners are important to our business because these entities offer our auction platforms to enhance their service offerings to their customers. By accessing our market intelligence and automated auction platform, channel partners significantly contribute to our transaction volume, and in return we pay them a fixed percentage of the revenue we receive from winning bidders (i.e. energy suppliers and other buyers). This third party commission structure is negotiated in advance within the channel partner agreement based on a number of factors, including expected volume, effort required in the auction process and competitive factors.

As a requirement to bid in an auction (which is described in greater detail below), bidders must agree to an on-line agreement to pay our fee if they execute a contract as a result of the auction. Following an auction event, our employees continue to work with the energy consumer and other listers or collectively, the customer, and bidder through the contract negotiation process and, accordingly, we are aware of whether a contract between the customer and bidder is consummated. If a contract is entered into between a customer and bidder using our auction platforms, we are compensated based upon a fixed fee, or commission, that is built into the price of the commodity. This approach is attractive to both the customer and bidder as there is no fee charged to either party if the brokering process does not result in a contract. Our fees are based on the total amount of the commodity transacted between the customer and bidder multiplied by our contractual commission rate, and is set forth in two contracts between us and the bidder. The first agreement is a master agreement, whereby bidders are allowed to bid on customer requirements in exchange for agreeing to pay the fee that we have negotiated with the customer, and the second is a fee addendum to the contract between the bidder and us that sets forth the fee and products to which the fee applies. In addition, bidders are required to acknowledge and agree to our fee on our online platform prior to participating in any specific auction.

Retail Electricity Transactions

For retail electricity transactions, monthly revenue is based on actual usage data obtained from the energy supplier for a given month or, to the extent actual usage data is not available, based on the estimated amount of electricity delivered to the energy consumer for that month. While the number of contracts closed via the World Energy Exchange in any given period can fluctuate widely due to a number of factors, this revenue recognition method provides for a relatively predictable revenue stream, as revenue is based on the energy consumers’ actual historical energy usage profile. However, monthly revenue can still vary from our expectations because usage is affected by a number of variables which cannot always be accurately predicted, such as the weather and general business conditions affecting our energy consumers.

Contracts between energy consumers and energy suppliers are signed for a variety of term lengths, with a one year contract term being typical for commercial and industrial energy consumers, and government contracts typically having two to three year, and occasionally five year terms. The chart below displays our annualized backlog as at year-end from 2003 through 2007. Annualized backlog represents the revenue that we would derive within the twelve months following the date on which the backlog is calculated from contracts between energy consumers and energy suppliers that are in force on such date, assuming such energy consumers use energy at their historical usage levels. For any particular contract, annualized backlog is calculated by multiplying the energy consumer’s historical usage by our fixed contractual commission rate. This metric is not intended as an estimate of overall future revenues, since it does not purport to include revenues that may be earned during the relevant 12 month backlog period from new contracts or renewals of contracts that expire during such period. In addition, annualized backlog does not represent guaranteed future revenues, and to the extent actual usage under a particular contract varies from historical usage, our revenues under such contract will differ from the amount included in annualized backlog.

In addition to retail electricity contracts, we have ongoing contractual arrangements with retail natural gas customers under which we deliver certain risk management services for which we receive a monthly fee. Annualized backlog as at December 31, 2007 includes monthly management fees related to natural gas contracts of $1.4 million that have expected revenue associated with them from January 1, 2008 through December 31, 2008. These contracts may expire during the period and therefore the annualized backlog does not include any revenue from expected contract renewals.

Annualized Backlog
(in millions)

Because the calculation of backlog is a calculation of a contracted commission rate multiplied by a historical energy usage figure and our management contracts are cancelable by our natural gas customers, our annualized backlog may not necessarily be indicative of future results. Annualized backlog should not be viewed in isolation or as a substitute for our historical revenues presented in the financial statements included in this Form 10-K. Events that may cause future revenues from contracts in force to differ materially from our annualized backlog include the events that may affect energy usage, such as overall business activity levels, changes in energy consumers’ businesses, weather patterns and other factors described under “Risk Factors”.

Retail Natural Gas Transactions

There are two primary fee components to our retail natural gas services - transaction fees and management fees.  Transaction fees are billed to and paid by the supplier awarded business on the platform.  Transaction fees for natural gas awards are established prior to award and are the same for each supplier.  For the majority of our natural gas transactions, we bill the supplier upon the conclusion of the transaction based on the estimated energy volume transacted for the entire award term multiplied by the transaction fee.  Management fees are paid by our energy consumers and are generally billed on a monthly basis for services rendered based on terms and conditions included in contractual arrangements.  While substantially all of our retail natural gas transactions are accounted in accordance with this policy, a certain percentage is accounted for as the natural gas is consumed by the customer and recognized as revenue in accordance with the retail electricity transaction revenue recognition methodology described above.

Wholesale and Green Transactions

For wholesale energy and environmental commodity transactions, substantially all transaction fees are invoiced upon the conclusion of the auction based on a fixed fee.  These revenues are not tied to future energy usage and are recognized upon the completion of the online auction.  For reverse auctions where our customers bid for a consumer’s business, the fees are paid by the bidder. For forward auctions where a lister is selling energy or credits, the fees are typically paid by the lister. In addition, revenue may not be recognized on certain green transactions until the credits being auctioned have been verified. While substantially all wholesale and green transactions are accounted for in this fashion, a small percentage of wholesale transactions is accounted for as the electricity or gas is delivered, similar to the retail electricity transaction methodology described above.

The Brokerage Process

Our brokerage process is supported by a variety of software modules designed with the goal to find the best possible price while providing step-by-step process management and detailed documentation prior to, during and following the auction. Our process includes data collection and analysis, establishing the benchmark price, conducting multiple auction events to enable testing of various term and price combinations and assisting in contract completion. We create an audit trail of all the steps taken in a given transaction. Specific web pages track all information provided to energy suppliers including energy supplier calls, supplier invitations, usage profiles and desired contract parameters.

At the commencement of the process, non-government energy consumers will enter into a procurement services agreement with us pursuant to which we are appointed as the brokerage service provider to solicit and obtain bids for the supply of energy or environmental commodities and to assist in the procurement of these commodities. Government energy consumers will send out a solicitation at the commencement of the brokerage process which sets out the contract terms. Only bidders that are qualified under the solicitation may participate in the auction. Bidders who wish to bid on the provision of energy or environmental commodities to such customers must partake in our brokerage process and cannot contract with customers outside of our brokerage process.

For retail energy, the procurement services agreement authorizes us to retrieve the energy consumer’s energy usage history from the utility serving its accounts. We utilize the usage history to identify and analyze the energy consumer’s energy needs and to run a rate and tariff model which calculates the utility rate for that energy consumer’s facilities. This price is used as a benchmark price to beat for the auction event. For other customers or commodities, the benchmark price may be negotiated or calculated in another manner.

Prior to conducting the auction, the auction parameters, including target price, supplier preferences, contract terms, payment terms and product mix, as applicable, are discussed with the customer and agreed upon. Approximately two to five days prior to the auction, we will post RFP’s with these auction parameters on our World Energy Exchange or World Green Exchange and alert the potential bidders. Additionally, bidders are provided with information about the customer, historical energy usage information relating to the energy consumer’s facilities (if retail customers), and the desired contract parameters, several days in advance of the auction as part of the RFP. This advanced notice gives the bidders the opportunity to analyze the value of a potential deal and the creditworthiness of the customer. We believe that, using this information along with the auction parameters described in the RFP, the bidders develop a bidding strategy for the auction.

The auction is run on the World Energy Exchange or the World Green Exchange, depending on the commodity auctioned. The auction creates a competitive bidding environment that is designed to cause bidders to deliver better prices in response to other competitive bids. Specifically, bidders enter an auction by submitting an opening bid at or better than the suggested opening bid posted on the RFP. After they enter the auction and assess the bidding activity, bidders may begin testing the competition by submitting a bid better than the then leading bid. They do this presumably to test their pricing and to gauge the relative level of competition for the deal. There is typically a modest level of bidding and counter-bidding activity among bidders until the final 30 seconds of the auction when bidding activity tends to increase. In the final seconds, all bidders see the then-leading bid and must make a judgment as to how aggressively to submit their last bid in order to win the deal. At this point in the auction, bidders make their final bid without knowledge of what any other bidders are bidding. We call this a final “blind” bid. Because a bidder does not know what the other bidders will bid in their blind bid, this process has often resulted in the leading bidder outbidding itself at the moment before the auction closes in an effort to maintain its lead position and win the auction event.

Typically, a number of auctions tailored to the customer’s specific needs will be held. Our exchanges provide rapid results and can accommodate a multitude of permutations for offers, including various year terms, quantities, load factors and green power requirements. For commercial and industrial customers or project owners, we typically run two to six auction events per procurement and for large government aggregations that generally are more complex, we typically run 20 to 40 auction events. Each auction event usually lasts less than 15 minutes. Included as part of any auction transaction are date and time stamping of bids, comparison of each bid with benchmark prices, as well as automated stop times, which ensure the integrity of auction events. The exchanges are also periodically synchronized to the atomic clock which is intended to ensure that auction start and stop times are precise.

Following an auction, the auction results are analyzed and if the auction has been successful, we assist the customer with the contracting process with the winning bidder which is typically finalized within one hour of the closing of the last auction event. In the case of a commercial energy consumer, we facilitate any remaining discussion between the leading energy supplier and the energy consumer relating to the energy supplier’s contract terms that were not addressed in establishing the auction parameters. In the case of government energy consumers, the energy suppliers have seen and, in general, have agreed to the form of supply contract being required by the government energy consumer. Accordingly, the time period between the end of the auction and the execution of a contract is usually shorter than in the case of non-government energy consumers. Not all auctions result in awarded contracts.

As part of the contracting process between the successful bidder and the customer, the bidder will enter into a fee addendum with us which provides for payment of a commission. For electricity contracts, we have historically received a commission ranging generally from $0.00005 to $0.0025 per kilowatt hour consumed by the energy consumer. For natural gas contracts, we have historically received a commission ranging generally from $0.01 to $0.10 per decatherm of gas consumed by the energy consumer. For wholesale transactions, we have historically received a commission ranging generally from $0.10 - $0.25 per megawatt hour and $0.01 to $0.10 per decatherm of gas. For environmental commodity transactions, we have historically received a commission ranging generally from $0.10 - $0.25 per unit.  If a channel partner was involved, the channel partner will receive a commission based on a fee sharing arrangement it has negotiated with us in the applicable channel partner agreement.

For retail energy transactions, the incumbent local utility serving a given location is typically obligated to deliver the commodity to the customer’s premises from the location where the supplier delivers electricity energy into that local utility’s delivery system. However, the energy supplier is responsible for enrolling the energy consumer’s account with the applicable local utility and the energy supplier remains liable for any costs resulting from the physical loss of energy during transmission and delivery to the customer’s premises. We never buy, sell or take title to the energy products or environmental commodities on our auction platform.

We typically interface directly with the customer through the brokerage process. However, if a channel partner is involved, the channel partner will often perform one or more of the following functions: working with a customer to sign a procurement services agreement, interacting with the customer relating to World Energy analyses, supporting the decision-making, and interfacing with the customer during the contracting process. However, even if a channel partner is involved, we are still primarily responsible for tasks such as interacting with utilities to obtain an energy consumer’s usage history, performing analyses, creating RFPs, interfacing with bidders, and scheduling, conducting and monitoring auctions and collecting the commission earned from the bidder.

Growth Strategy

Our overall objective is to achieve a preeminent position as the exchange of choice for executing transactions in energy and environmental commodities. We seek to achieve our objective by expanding our community of channel partners, customers and bidders on our exchange, strengthening and expanding long-term relationships with government agencies, broadening our product offerings, making strategic acquisitions, and growing our sales force. Key elements of our strategy are as follows:

Continuing to Develop Channel Partner Relationships.  A significant majority of the customers using our auction platforms have been introduced to us through our channel partners. Our primary growth strategy is to focus on developing and increasing our number of channel partner relationships in an effort to expand the base of customers using our auction platforms. As illustrated by the diagram below, we have consistently increased the number of channel partners since 2003 from 6 to 42, and have recently made investments to focus on recruitment and training in an effort to accelerate the addition of channel partners. We will also consider future opportunities to work with channel partners who have succeeded in establishing a significant customer base. The following table sets out the growth in our channel partner relationships since the fiscal year ended December 31, 2003 and data is presented as at December 31, 2007.

Number of Channel Partners

Strengthening and Expanding Long-term Relationships with GovernmentAgencies.  We intend to build on the relationships we have established with federal, state and local government agencies. We expect that our expertise in brokering cost-saving energy contracts for government agencies will continue to be in demand as contract terms expire and governments look to contract for low energy prices in a competitive market.  We also have seen government agencies leading the way in seeking energy supply from renewable sources and in purchasing Renewable Energy Certificates. We intend to leverage our government presence into the environmental commodities markets.

In 2001, we first penetrated the government segment by brokering energy for the United States Federal Government’s General Services Administration, or GSA, as a subcontractor to channel partner Science Applications International Corporation, or SAIC. In September 2005, we were awarded a five-year contract to provide energy brokerage services to the GSA. Working with SAIC, we have completed hundreds of auctions resulting in dozens of procurements for GSA and its federal government electricity consumers in four states and for natural gas in over 30 states. Many of these procurements have a “green” component, and government customers have purchased over 700,000,000 kilowatt hours of renewable energy or renewable energy certificates, and have won two awards for “greening” their portfolios.

In 2004, together with SAIC, we assisted the State of Maryland in procuring a two-year electricity supply contract through our World Energy Exchange, leading to an annual savings that we estimate to be over $5 million compared to the incumbent utility’s previous rate. In 2005, Maryland was awarded the National Association of State Facilities Administrators Innovation Award and the National Association of State Chief Administrators Outstanding Program Award in recognition of its innovative approach to energy procurement and leadership. This recognition has contributed to us along with our channel partners being awarded contracts to broker energy for the Commonwealth of Massachusetts, Montgomery County, Maryland, the Commonwealth of Pennsylvania, the State of Delaware, the State of New Jersey and the State of Connecticut. We intend to leverage this track record to secure business relationships with other state and local governments.

 Expand our Share in the Natural Gas market.  While our core competence has traditionally been in electricity brokerage for retail energy consumers, we have significantly expanded our current natural gas market share with our acquisition of substantially all of the assets of EnergyGateway. This acquisition gives us additional staff, natural gas expertise and a post-and-respond software solution to add to our auction capability.  We expect this combination to strengthen our natural gas offering and present cross-selling opportunities.

Leverage Early Wins in the Wholesale Market.  An important rationale for our initial public offering was to enter the wholesale market where we had initial success in 2005 and 2006. In 2007, we hired five individuals in sales, and subsequent to year end, one in operations to increase our presence in the wholesale markets. Our initial successes have been validated as we have now served fourteen wholesale customers, adding twelve new relationships in 2007.  We will continue our push into this market segment in order to expand our presence and market share.

Brokering Environmental Commodities.  We have expanded our operations by entering into the environmental commodities market by creating the World Green Exchange in 2007 and successfully transacting a variety of commodities during the fourth quarter of 2007. This success led to a market entry announcement with the formal launch of the World Green Exchange subsequent to year end.  As countries attempt to reduce their environmental emissions in order to achieve compliance under the Kyoto Protocol and U.S.-based initiatives, we believe that the creation and trading of environmental commodities will accelerate. We also believe that the characteristics of this market and these commodities – namely lack of liquidity, lack of transparency, and product complexity and differentiation – make our auction software and process an excellent approach to transacting these commodities. We are pursuing several sub-markets both domestically and internationally – including serving utilities seeking to meet their renewable portfolio standards, working with project owners to maximize the value of their carbon offsets, and facilitating trades between brokers in the secondary market.

Making Strategic Acquisitions.  We are also pursuing strategic acquisitions to help us expand geographically, add expertise and product depth, provide accretive revenue and profit streams or a combination of two or more of the above.

Growing our Direct Sales Force.  In certain retail markets and in the emerging wholesale energy and environmental commodities markets, we believe a direct sales presence will be a benefit to us.  A key growth strategy for us has been to open regional offices (in addition to our Worcester headquarters and Washington, DC sales offices), and staff them with direct sales people.  In 2007, we added 23 sales, marketing and account management personnel, and opened offices in Houston, TX, Philadelphia, PA, and Boulder, CO, in addition to adding the EnergyGateway office in Dublin, OH.

Bidders, Customers and Channel Partners

Bidders.  Our success is heavily dependent on our bidder relationships, the credibility of our bidders and the integrity of the auction process. There are over 200 competitive electricity and natural gas suppliers and over 75 wholesale electricity suppliers registered on the World Energy Exchange, representing a majority of all suppliers in the deregulated electricity and natural gas markets. To date, there are over 30 registered bidders on the World Green Exchange. Of the registered energy suppliers, approximately 40 had active contracts with energy consumers that were brokered through our World Energy Exchange as of December 31, 2007. Two of these energy suppliers each accounted for over 10% individually and approximately 31% in the aggregate of our revenue for the year ended December 31, 2007, and four of these energy suppliers each accounted for over 10% individually and approximately 51% in the aggregate of our revenue for the year ended December 31, 2006.  In order to participate in an auction event, bidders must register with us by either entering into a standard-form agreement pursuant to which the bidder is granted a license to access our auction platform and bid at auction events or by qualifying to participate in an auction pursuant to a government solicitation. Our national standard form agreement is for an indefinite term, may be terminated by either party upon 30 days prior written notice, is non-exclusive, non-transferable and cannot be sublicensed. Under our standard-form agreement or the government solicitation, the bidder agrees to pay us a commission, which varies from contract to contract and which is based on a set rate per energy unit consumed by the customer.

Customers.  Customers using our auction platform to procure energy and environmental commodities include government agencies, commercial and industrial energy consumers, utilities, municipal utilities, environmental commodity project owners, financial institutions and brokers. Government energy consumers have complex energy needs in terms of both scope and scale, which we believe can best be met with a technology-based solution such as the World Energy Exchange. Additionally, the automated nature of our World Energy Exchange auction platform is designed to support protest free auctions. We have brokered energy for the GSA and over 25 federal agencies, Montgomery County, Maryland, the State of Maryland, the Commonwealth of Massachusetts, the Commonwealth of Pennsylvania, the State of Delaware, the State of New Jersey and the State of Connecticut.

Our contracts for the online energy procurements with these governmental entities are typically for multiple years ranging from 2 to 5 years.  During this contractual period, the governmental entity may run various auctions for different locations or agencies that fall under their purview.  As a result, revenue from these customers could extend beyond the actual contractual term.  We currently have contracts with 6 of the 10 currently deregulated states that are competitive.  As additional states open their electricity markets to competition and suppliers enter those markets creating a competitive landscape, we plan to actively market our services to them. These contracts do not require that the government energy consumer use our services and, as is typical in government procurements, contain termination for convenience clauses.   If a contract was terminated for convenience, it would typically not have any bearing on energy delivered through the termination date.

Two of the energy consumers using our auction platform each accounted for over 10% individually and approximately 30% in the aggregate of our revenue for the year ended December 31, 2007, and four of these energy consumers accounted for over 10% individually and approximately 63% in the aggregate of our revenue for the year ended December 31, 2006.

Contract Party	Percent of Revenue for the Year Ended December 31, 2007
State of Maryland	16%
General Services Administration	14%

Direct Sales.  We also maintain a direct sales arm. Retail targets of direct sales efforts are typically large companies with facilities in many geographic locations including hotel chains, wholesale clubs, property management firms, big box retailers, supermarkets, department stores, drug stores, convenience stores, restaurant chains, financial services firms, and manufacturers across various industries.  We also are pursuing utilities, municipal utilities, and retail energy providers in the wholesale market, and project owners, customers seeking to meet compliance obligations, and brokers in the environmental commodities markets.

Channel Partners.  We also target customers through our channel partner model. These are firms with existing client relationships with certain customers that would benefit from the addition of an online procurement solution. Channel partners consist of a diverse array of companies including energy service companies, demand side consultants and manufacturers, ABCs and strategic sourcing companies, but in the most general terms they are resellers or distributors. As of December 31, 2007, we have entered into agreements with 42 channel partners, including SAIC and Cargill Energy Services, LLC, which are currently engaged in efforts to source potential transactions to our exchanges, although not all have sourced a transaction for which an auction has been completed. Upon identifying opportunities with new channel partners, we enter into a channel partner agreement that grants the channel partner a non-exclusive right to sell our procurement process for a term of one year, which term renews automatically unless terminated upon 30 days written notice. The channel partner receives a commission based on the amount of involvement of the channel partner in the procurement process.

Competition

Customers have a broad array of options when purchasing energy or environmental commodities. Retail energy consumers can either purchase energy directly from the utility at the utility’s rate or purchase energy in the deregulated market through one of the following types of entities: competitive energy suppliers, ABCs and online brokers. We compete with competitive energy suppliers, ABCs and other online brokers for energy consumers that are seeking an alternative to purchasing directly from the utility. Wholesale customers typically buy from generators, traders, traditional brokers who use phone-based methods, or bid-ask exchanges.  Environmental commodity customers typically buy or sell directly through bilateral transactions, brokers, traders or bid-ask exchanges.

Technology

Our World Energy Exchange and World Green Exchange auction platforms are comprised of a scalable transaction processing architecture and web-based user interface. The auction platforms are primarily based on internally developed proprietary software, but also includes third party components for user interface elements and reporting. The auction platforms support the selling and buying processes including bid placements, bidder registration and management, channel partner management, deal process management, contract management, site management, collection and commission management, and reporting. The auction platforms maintain current and historical data online for all of these components.

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

We strive to offer a high level of data security in order to build the confidence in our services among customers and to protect the participants’ private information. Our security infrastructure has been designed to protect data from unauthorized access, both physically and over the Internet. The most sensitive data and hardware of the exchanges reside at the data centers.

Intellectual Property

We enter into confidentiality and non-disclosure agreements with third parties with whom we conduct business in order to limit access to and disclosure of our proprietary information.

We operate our auction platform under the trade names “World Energy Exchange” and “World Green Exchange”. We also own the following domain names: worldenergy.com, wesplatform.com, wexch.com, worldenergyexchange.com, echoicenet.com, e-choicenet.com, worldenergysolutions.com, worldenergysolutions.net, worldenergy.biz, worldgreenexchange.com, worldgreenexchange.biz, worldgreenexchange.info, worldgreenexchange.us and worldpowerexchange.com. To protect our intellectual property, we rely on a combination of copyright and trade secret laws and the domain name dispute resolution system.

Our corporate name and certain of our trade names may not be eligible for protection if, for example, they are generic or in use by another party. We may be unable to prevent competitors from using trade names or corporate names that are confusingly similar or identical to ours. A company organized under the laws of the State of Florida and whose shares are publicly traded under the symbol “WEGY” also operates under the name “World Energy Solutions, Inc.” According to its filings with the Securities and Exchange Commission, this other company changed its name to “World Energy Solutions” in November 2005, and is in the business of energy conservation technologies and environmental sustainability.  This appears to be a different business than ours. We cannot assure you that this other company will not seek to challenge our right to the use of our name, in which case we could be drawn into litigation and, if unsuccessful could be required, or could decide, to cease using the name World Energy Solutions, Inc., in which case we would not realize any value we had built in our name.  Additionally, our reputation could be damaged if the other company continues its use of the name World Energy Solutions, Inc. and such other company develops a negative reputation.

We do not have any patents and if we are unable to protect our copyrights, trade secrets or domain names, our business could be adversely affected. Others may claim in the future that we have infringed their intellectual property rights.

Personnel

As of December 31, 2007, we had sixty-three employees consisting of three members of senior management, twenty-nine sales and marketing employees, four information technology employees, twenty-two trading desk employees and five administrative employees. In addition, we rely on a number of consultants and other advisors. The extent and timing of any increase in staffing will depend on the availability of qualified personnel and other developments in our business. None of the employees are represented by a labor union, and we believe that we have good relationships with our employees.

Company Information

We commenced operations through an entity named Oceanside Energy, Inc., or Oceanside, which was incorporated under the laws of the State of Delaware on September 3, 1996. We incorporated World Energy Solutions, Inc. under the laws of the State of Delaware under the name “World Energy Exchange, Inc.” on June 22, 1999, and on October 31, 1999, Oceanside became a wholly-owned subsidiary of World Energy Solutions, Inc. through a share exchange whereby Oceanside stockholders were given shares of common stock of World Energy in exchange for their Oceanside shares. Oceanside was subsequently dissolved on May 18, 2006. On December 21, 2006, we incorporated a 100% owned subsidiary, World Energy Securities Corp., under the laws of the Commonwealth of Massachusetts.

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

Item 1A. Risk Factors

You should carefully consider the risksand uncertainties described below before deciding to invest in shares of our common stock. Ifany of the following risks or uncertainties actually occurs, our business, prospects,financial condition and operating results would likely suffer, possibly materially.In that event, the market price of our common stock could decline and you could loseall or part of your investment.

Risks Related to Our Business

We have limited operating experience and a history of operating losses, and we may besubject to risks inherent in early stage companies, which may make it difficult foryou to evaluate our business and prospects.

We have a limited operating history upon which you can evaluate our business and prospects. We began assisting in energy transactions in 2001 and introduced our current auction model in April of that same year. Further, we have a history of losses and, at December 31, 2007, we had an accumulated deficit of approximately $12.9 million. We cannot provide any assurance that we will be profitable in any given period or at all. You must consider our business, financial history and prospects in light of the risks and difficulties we face as an early stage company with a limited operating history. In particular, our management may have less experience in implementing our business plan and strategy compared to our competitors, including our strategy to increase our market share and build our brand name. In addition, we may face challenges in planning and forecasting accurately as a result of our limited historical data and inexperience in implementing and evaluating our business strategies. Our inability to successfully address these risks, difficulties and challenges as a result of our inexperience and limited operating history may have a negative impact on our ability to implement our strategic initiatives, which may have a material adverse effect on our business, prospects, financial condition and results of operations.

Our costs will increase significantly as we expand our business and in the event thatour revenue does not increase proportionately, we will generate significantoperating losses in the future.

We expect to significantly increase our operating expenses as we continue to expand our brokerage capabilities to offer additional energy-related products, increase our sales and marketing efforts and develop our administrative organization. We also are incurring increased costs as a result of being a publicly held company with shares listed on the Toronto Stock Exchange. As we seek to expand our business rapidly, we may incur significant operating losses. For the twelve months ended December 31, 2007, we incurred a net loss of approximately $8.6 million, which was a direct result of these increased costs. In addition, our budgeted expense levels are based, in significant part, on our expectations as to future revenue and are largely fixed in the short term. As a result, we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue which could compound those losses in any given fiscal period.

Our business is heavily influenced by how much regulated utility prices for energyare above or below competitive market prices for energy and, accordingly, any changesin regulated prices or cyclicality or volatility in competitive market pricesheavily impacts our business.

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

The online brokerage of energy and environmental commodities is a relativelynew and emerging market and it is uncertain whether our auction model willgain widespread acceptance.

The emergence of competition in the energy and environmental commodities markets are relatively recent developments, and industry participants have not yet achieved consensus on how to most efficiently take advantage of the competitive environment. We believe that as the online energy brokerage industry matures, it is likely to become dominated by a relatively small number of competitors that can offer access to the largest number of competitive suppliers and consumers. Brokerage exchanges with the highest levels of transaction volume will likely be able to offer energy suppliers lower transaction costs and offer consumers better prices, which we believe will increasingly create competitive barriers for smaller online brokerage exchanges. For us to capitalize on our position as an early entrant into this line of business, we will need to generate widespread support for our auction platform and continue to rapidly expand the scale of our operations. Other online auction or non-auction strategies may prove to be more attractive to the industry than our auction model. If an alternative brokerage exchange model becomes widely accepted in the electricity industry and/or the other energy-related industries we participate in, our business will fail.

We depend on a small number of key energy consumers for a significant portion of ourrevenue, many of which are government entities that have no obligation to use ourauction platform or continue their relationship with us, and the partial or completeloss of business of one or more of these consumers could negatively affect ourbusiness.

We have an energy consumer base comprised primarily of large businesses and government organizations. Two of these energy consumers each accounted for over 10% individually and approximately 30% in the aggregate of our revenue for the year ended December 31, 2007, and four of these energy consumers accounted for over 10% individually and approximately 63% in the aggregate of our revenue for the year ended December 31, 2006. Our government contracts are typically for multiple years but are subject to government funding contingencies and cancellation for convenience clauses. Although our non-government contracts create a short-term exclusive relationship with the energy consumer, typically this exclusivity relates only to the specific auction event and expires during the term of the energy contract. Accordingly, we do not have ongoing commitments from these energy consumers to purchase any of their incremental energy requirements utilizing our auction platform, and they are not prohibited from using competing brokerage services. The loss of any of these key energy consumers will negatively impact our revenue, particularly in the absence of our ability to attract additional energy consumers to use our service.

We do not have contracts for fixed volumes with the energy suppliers who use ourauction platform and we depend on a small number of key energy suppliers, and thepartial or complete loss of one or more of these energy suppliers as a participant onour auction platform could undermine our ability to execute effective auctions.

We do not have contracts for fixed volumes with any of the energy suppliers who use our auction platform. Two energy suppliers each accounted for over 10% individually and approximately 32% in the aggregate of our revenue for the year ended December 31, 2007, and four of these energy suppliers each accounted for over 10% individually and approximately 51% in the aggregate of our revenue for the year ended December 31, 2006. The loss of any of these or other significant suppliers will negatively impact our operations, particularly in the absence of our ability to locate additional national suppliers. We do not have agreements with any of these suppliers preventing them from directly competing with us or utilizing competing services.

We depend on our channel partners to establish and develop certain of ourrelationships with energy consumers and the loss of certain channel partners couldresult in the loss of certain key energy consumers.

We rely on our channel partners to establish certain of our relationships with energy consumers. Our ability to maintain our relationships with our channel partners will impact our operations and revenue. We depend on the financial viability of our channel partners and their success in procuring energy consumers on our behalf. One of our channel partners was involved with identifying and qualifying energy consumers which entered into contracts that accounted for approximately 38% and 63% of our revenue for the years ended December 31, 2007 and December 31, 2006, respectively. Channel partners may be involved in various aspects of a deal including but not limited to lead identification, the selling process, project management, data gathering, contract negotiation, deal closing and post-auction account management. To the extent that a channel partner ceases to do business with us, or goes bankrupt, dissolves, or otherwise ceases to carry on business, we may lose access to that channel partner’s existing client base, in which case the volume of energy traded through the World Energy Exchange will be adversely affected and our revenue will decline.

If we are unable to rapidly implement some or all of our major strategic initiatives,our ability to improve our competitive position may be negatively impacted.

Our strategy is to improve our competitive position by implementing certain key strategic initiatives in advance of competitors, including the following:

•	continue to develop channel partner relationships;

•	strengthen and expand long-term relationships with government agencies;

•	target other energy-related markets;

•	target utilities in order to broker energy-related products for them;

•	further develop a green credits auction platform

•	make strategic acquisitions; and

•	grow our direct sales force.

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

We currently derive substantially all of our revenue from the brokerage ofelectricity, and as a result our business is highly susceptible to factors affectingthe electricity market over which we have no control.

We derived approximately 75% of revenue during 2007 and 93% of revenue during 2006 from the brokerage of electricity. Although we expect that our reliance on the brokerage of electricity will diminish as we implement our strategy to expand brokerage into other markets, we believe that our revenue will continue to be highly dependent on the level of activity in the electricity market for the near future. Transaction volume in the electricity market is subject to a number of variables, such as consumption levels, pricing trends, availability of supply and other variables. We have no control over these variables, which are affected by geopolitical events such as war, threat of war, terrorism, civil unrest, political instability, environmental or climatic factors and general economic conditions. We are particularly vulnerable during periods when energy consumers perceive that electricity prices are at elevated levels since transaction volume is typically lower when prices are high relative to regulated utility prices. Accordingly, if electricity transaction volume declines sharply, our results will suffer.

Our success depends on the widespread adoption of purchasing electricity fromcompetitive sources.

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

Even if our auction brokerage model achieves widespread acceptance as the preferredmeans to transact electricity and other energy-related products, we may beunsuccessful in competing against current and future competitors.

We expect that competition for online brokerage of electricity and other energy-related products will intensify in the near future in response to expanding restructured energy markets that permit consumer choice of energy sources and as technological advances create incentives to develop more efficient and less costly energy procurement in regional and global markets. The barriers to entry into the online brokerage marketplace are relatively low, and we expect to face increased competition from traditional off-line energy brokers, other established participants in the energy industry, online services companies that can launch online auction services that are similar to ours and demand response providers.

Many of our competitors and potential competitors have longer operating histories, better brand recognition and significantly greater financial resources than we do. The management of some of these competitors may have more experience in implementing their business plan and strategy and they may have pre-existing commercial or other relationships with large energy consumers and/or suppliers which would give them a competitive advantage. We expect that as competition in the online marketplace increases, brokerage commissions for the energy industry will decline, which could have a negative impact on the level of brokerage fees we can charge per transaction and may reduce the relative attractiveness of our exchange services. We expect that our costs relating to marketing and human resources may increase as our competitors undertake marketing campaigns to enhance their brand names and to increase the volume of business conducted through their exchanges. We also expect many of our competitors to expend financial and other resources to improve their network and system infrastructure to compete more aggressively. Our inability to adequately address these and other competitive pressures would have a material adverse effect on our business, prospects, financial condition and results of operations.

We depend on the services of our senior executives and other key personnel, the lossof whom could negatively affect our business.

Our future performance will depend substantially on the continued services of our senior management and other key personnel, including our senior vice president of sales and marketing, vice presidents of business development, chief information officer, senior vice presidents of operations and our market directors. If any one or more of such persons leave their positions and we are unable to find suitable replacement personnel in a timely and cost efficient manner, our business may be disrupted and we may not be able to achieve our business objectives, including our ability to manage our growth and successfully implement our strategic initiatives. We do not have long-term employment agreements with any of our senior management or other key personnel and we do not have a non-competition agreement with our current chief executive officer.

We must also continue to seek ways to retain and motivate all of our employees through various means, including through enhanced compensation packages. In addition, we will need to hire more employees as we continue to implement our key strategy of building on our market position and expanding our business. Competition for qualified personnel in the areas in which we compete remains intense and the pool of qualified candidates is limited. Our failure to attract, hire and retain qualified staff on a cost efficient basis would have a material adverse effect on our business, prospects, financial condition, results of operations and ability to successfully implement our growth strategies.

We depend on third-party service and technology providers and any loss or break-downin those relationships could damage our operations significantly if we are unable tofind alternative providers.

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

Our business depends heavily on information technology systems the interruption orunavailability of which could materially damage our operations.

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

Any substantial increase in service activities or transaction volume on the World Energy Exchange and the World Green Exchange may require us to expand and upgrade our technology, transaction processing systems and network infrastructure. There can be no assurance that we will be able to successfully do so, and any failure could have a material adverse effect on our business, results of operations and financial condition.

Breaches of online security could damage or disrupt our reputation and our ability todo business.

To succeed, online communications must provide a secure transmission of confidential information over public networks. Security measures that are implemented may not always prevent security breaches that could harm our business. Although to our knowledge we have never experienced a breach of online security, compromise of our security could harm our reputation, cause users to lose confidence in our security systems and to not source their energy using our auction platform and also subject us to lawsuits, sanctions, fines and other penalties. In addition, a party who is able to circumvent our security measures could misappropriate proprietary information, cause interruptions in our operations, damage our computers or those of our users, or otherwise damage our reputation and business. Our insurance policies may not be adequate to reimburse us for losses caused by security breaches.

We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. These issues are likely to become more difficult and costly as our business expands.

To the extent that we expand our operations into foreign markets, additional costsand risks associated with doing business internationally will apply.

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

The application of taxes including sales taxes and other taxes could negativelyaffect our business.

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

Several proposals have been made at the United States state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could diminish our opportunity to derive financial benefit from our activities. The United States federal government’s moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet, which was scheduled to expire on November 1, 2007, has been extended by seven years. This moratorium, however, does not prohibit federal, state, or local authorities from collecting taxes on our income or generally from collecting taxes that are due under existing tax rules.

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

U.S. federal or state legislative or regulatory reform of the current systemsgoverning commodities or energy may affect our ability to conduct our businessprofitably.

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

Risks Relating to Intellectual Property

We may be unable to adequately protect our intellectual property, which could harm usand affect our ability to compete effectively.

We have developed proprietary software, logos, brands, service names and web sites, including our proprietary auction platform. Although we have taken certain limited steps to protect our proprietary intellectual property (including consulting with outside patent and trademark counsel regarding protection of our intellectual property and implementing a program to protect our trade secrets), we have not applied for any patents with respect to our auction platform, and although we have filed applications for certain trademarks, we have not registered any trademarks. The steps we have taken to protect our intellectual property may be inadequate to deter misappropriation of our proprietary information or deter independent development of similar technologies by others. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, vendors, former employees and current employees, despite the existence of confidentiality agreements and other contractual restrictions. If our intellectual property rights are not adequately protected, we may not be able to continue to commercialize our services. We may be unable to detect the unauthorized use of, or take adequate steps to enforce, our intellectual property rights. In addition, certain of our trade names may not be eligible for protection if, for example, they are generic or in use by another party. Accordingly, we may be unable to prevent competitors from using trade names that are confusingly similar or identical to ours.

Our auction platform, services, technologies or usage of trade names could infringethe intellectual property rights of others, which may lead to litigation that coulditself be costly, could result in the payment of substantial damages or royalties,and/or prevent us from using technology that is essential to our business.

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

We use intellectual property licensed from third parties in our operations. There is a risk that such licenses may be terminated, which could significantly disrupt our business. In such an event, we may be required to spend significant time and money to develop a non-infringing system or process or license intellectual property that does not infringe upon the rights of that other party or to obtain a license for the intellectual property from the owner. We may not be successful in that development or any such license may not be available on commercially acceptable terms, if at all. In addition, any litigation could be lengthy and costly and could adversely affect us even if we are successful in such litigation.

Our corporate name and certain of our trade names may not be eligible for protection if, for example, they are generic or in use by another party. We may be unable to prevent competitors from using trade names or corporate names that are confusingly similar or identical to ours. A company organized under the laws of the State of Florida and whose shares are publicly traded under the symbol “WEGY” also operates under the name “World Energy Solutions, Inc.” According to its filings with the Securities and Exchange Commission, this other company changed its name to “World Energy Solutions” in November 2005, and is in the business of energy conservation technologies and environmental sustainability. This appears to be a different business than ours. We cannot assure you that this other company will not seek to challenge our right to the use of our name, in which case we could be drawn into litigation and, if unsuccessful could be required, or could decide, to cease using the name World Energy Solutions, Inc., in which case we would not realize any value we had built in our name. Additionally, our reputation could be damaged if the other company continues its use of the name World Energy Solutions, Inc. and such other company develops a negative reputation.

Risks Relating to Ownership of Our Common Stock

Because there is a limited trading history for our common stock and our stock pricemay be volatile, you may not be able to resell your shares at or above your purchase price.

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

Future sales of our common stock by persons who were stockholders prior to our initial public offering or who required restricted securities that became available for public resale could cause our stock priceto decline.

If persons who were stockholders prior to our initial public offering sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of common stock could also depress the market price of our common stock. A substantial portion of our stockholders prior to our initial public offering were subject to lock-up agreements with the underwriters that restricted their ability to transfer their stock for at least 365 days after the date of the offering. On November 30, 2007, these lock-up provisions expired and an additional 43,368,733 shares of our common stock became eligible for sale in the public market. In addition, in January 2007 we filed a registration statement with the SEC covering all of the shares subject to options outstanding, but not exercised, and all of the shares available for future issuance under our stock incentive plans. In November 2007, we filed a registration statement with the SEC covering all of the shares issued to the former owner of the EnergyGateway shares.  A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause you to lose part or all of your investment in our shares of common stock.

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

Our directors and executive officers have substantial control overus and could limit your ability to influence the outcome of keytransactions, including changes of control.

As of February 29, 2008, our executive officers and directors and entities affiliated with them, beneficially own, in the aggregate, approximately 29% of our outstanding common stock. In particular, Richard Domaleski, our chief executive officer, beneficially owns approximately 23% of our outstanding common stock. Our executive officers, directors and affiliated entities, if acting together, would be able to control or influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock.

Our corporate documents and Delaware law make a takeover of our company moredifficult, we have a classified board of directors and certain provisions of ourcertificate of incorporation and by-laws require a super-majority vote to amend, allof which may prevent certain changes in control and limit the market price of ourcommon stock.

Our charter and by-laws contain provisions that might enable our management to resist a takeover of our company. Our certificate of incorporation and by-laws establish a classified board of directors such that our directors serve staggered three-year terms and do not all stand for re-election every year. In addition, any action required or permitted to be taken by our stockholders at an annual meeting or special meeting of stockholders may only be taken if it is properly brought before the meeting and may not be taken by written action in lieu of a meeting, and special meetings of the stockholders may only be called by the chairman of the Board, the Chief Executive Officer or our Board. Further, our certificate of incorporation provides that directors may be removed only for cause by the affirmative vote of the holders of 75% of our shares of capital stock entitled to vote, and any vacancy on our Board, including a vacancy resulting from an enlargement of our Board, may only be filled by vote of a majority of our directors then in office. In addition, our by-laws establish an advance notice procedure for stockholder proposals to be brought before an annual meeting of stockholders, including proposed nominations of persons for election to the Board. These provisions of our certificate of incorporation and by-laws, including those setting forth the classified board, require a super-majority vote of stockholders to amend. These provisions might discourage, delay or prevent a change in the control of our company or a change in our management. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

We may choose not to continue to file periodic reports with the SEC  if we are not required to do so, which would limit the information availableabout us in the United States, and because we are not listing on a United Statesexchange, we do not have the same disclosure and corporate governance obligations asa company that is so listed.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We do not own any real property. We lease the business premises in the following locations for the stated principal uses:

Location	Approximate Floor Space (Square Feet)	Principal Use
446 Main Street, Worcester, Massachusetts (1)	7,458	Executive office and general administration
1215 19th Street NW, Washington, District of Columbia (2)	400	Branch office
1035 Pearl Street, Boulder, CO (3)	322	Branch office
10001 Woodloch Forest Drive, The Woodlands, TX (4)	2,027	Branch office
208 West 10th Street, Georgetown, TX (5)	400	Branch office
770 East Market Street, West Chester, PA (6)	575	Branch office
4495 Bradenton Avenue, Dublin OH (7)	4,500	Branch office

Note:

(1)	Pursuant to two lease agreements with Sovereign Bank expiring December 31, 2009, at a monthly rate escalating to $11,931 in 2009, plus operating expenses and taxes.

(2)	Pursuant to a five-year lease agreement with Roosevelt Land, LP expiring July 16, 2011, at a monthly rate of $5,000, plus operating expenses and taxes.

(3)	Pursuant to a one-year lease agreement with Kabili, LLC expiring March 31, 2008, at a monthly rate of $1,950, plus certain operating expenses.

(4)	Pursuant to a five-year lease agreement with NNN Waterway Plaza, expiring March 31, 2012, at a monthly rate escalating to $5,574, plus operating expenses and taxes.

(5)	Pursuant to a one-year lease agreement with Kevin Stotz, expiring May 31, 2008, at a monthly rate of $400, plus certain operating expenses.

(6)	Pursuant to a two year lease agreement with High Associates LTD expiring December 31, 2009, at a monthly rate escalating to $970, plus certain operating expenses.

(7)	Pursuant to a sixty two-month lease agreement with Rickert Property Management, expiring July 31, 2012, a monthly rate escalating to $3,750, plus operating expenses and taxes.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock (Symbol “XWE”) began trading on the Toronto Stock Exchange (“TSX”) on November 16, 2006.  Prior to this date, there was no established public trading market for our common stock.  Our common stock does not currently trade on a U.S. national market.

The following table sets forth the high and low closing prices per share reported on TSX for the periods shown, commencing with the quarter of our initial public offering on November 16, 2006 (in US $’s):

	High	Low
2007:
First quarter	$1.00	$0.82
Second quarter	$1.53	$0.82
Third quarter	$1.77	$1.08
Fourth quarter	$1.31	$0.55
2006:
Fourth quarter	$1.25	$0.91

On February 29, 2008, the last reported sale price of our common stock on TSX was CAD$0.75 per share and there were 141 holders of record of our common stock.

We have never declared or paid any cash dividends on our common stock.  We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any dividends in the foreseeable future.

Information regarding our equity compensation plans required by this item is incorporated by reference to the information appearing under the caption “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

Use of Proceeds from Registered Securities

We registered shares of our common stock in connection with our initial public offering concurrently in Canada under the terms of a Supplemented Prep Prospectus dated November 9, 2006 and in the United States under the Securities Act. Our Registration Statement on Form S-1 (No. 333-136528) in connection with our initial public offering was declared effective by the SEC on November 9, 2006. As of December 31, 2007, we have used approximately $10 million of the net proceeds of the initial public offering to redeem our long-term debt, to acquire the assets of Energy Gateway, for working capital and to fund operations.  The remaining net proceeds of the initial public offering are invested in short-term, highly liquid money market accounts with an original maturity of 90 days or less.  There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities
None.

Item 6. Selected Consolidated Financial Data

The following table summarizes our consolidated financial data for the periods presented. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those consolidated financial statements appearing elsewhere in this annual report. The selected consolidated statements of operations data for the fiscal years ended December 31, 2007, 2006 and 2005, and the selected consolidated balance sheet data as of December 31, 2007 and 2006 are derived from the audited consolidated financial statements, which are included elsewhere in this document. The selected consolidated statements of operations data for the years ended December 31, 2004 and 2003, and the consolidated balance sheet data at December 31, 2005 and 2004 are derived from our audited consolidated financial statements not included in this document. The consolidated balance sheet data as of December 31, 2003 is derived from our unaudited consolidated financial statements not included in this document. Historical results are not necessarily indicative of the results to be expected in future periods.

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
Consolidated Statement of Operations Data:
Revenue	$9,188,265	$5,763,098	$4,673,987	$3,191,660	$2,474,699
Cost of revenue	2,874,678	1,166,426	648,410	563,972	872,647
Gross profit	6,313,587	4,596,672	4,025,577	2,627,688	1,602,052
Operating expenses:
Sales and marketing	8,598,256	3,227,263	2,649,786	1,814,799	1,781,173
General and administrative	5,858,810	1,862,450	995,703	710,462	557,910
Total operating expenses	14,457,066	5,089,713	3,645,489	2,525,261	2,339,083
Operating income (loss)	(8,143,479)	(493,041)	380,088	102,427	(737,031)
Other income (expense), net(1)	563,294	(312,280)	(86,838)	960,524	(180,738)
Income (loss) before income taxes	(7,580,185)	(805,321)	293,250	1,062,951	(917,769)
Income tax (expense) benefit	(1,061,720)	304,228	754,000	—	—
Net income (loss)	(8,641,905)	(501,093)	1,047,250	1,062,951	(917,769)
Accretion of preferred stock issuance costs	—	(6,299)	(7,199)	(7,199)	(7,199)
Net income (loss) available to common stockholders	$(8,641,905)	$(507,392)	$1,040,051	$1,055,752	$(924,968)
Net income (loss) available to common stockholders per share:
Basic Voting	$(0.11)	$(0.01)	$0.02	$0.02	$(0.03)
Basic Non-Voting	$—	$—	$0.02	$0.02	$(0.03)
Diluted Voting and Non-Voting	$(0.11)	$(0.01)	$0.02	$0.02	$(0.03)
Weighted average shares outstanding — Basic:
Voting Common Stock	79,793,590	45,576,477	33,049,472	32,058,759	30,105,188
Non-Voting Common Stock	—	—	6,778,327	2,880,592	339,726
Total Common Stock-Basic	79,793,590	45,576,477	39,827,799	34,939,351	30,444,914
Weighted Average Shares Outstanding — Diluted:	79,793,590	45,576,477	54,506,566	52,096,206	30,444,914

____________
(1)	Other income (expense) for the year ended December 31, 2004 includes a gain of $1,062,775 from extinguishment of debt.

	As of December 31,
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data:
Cash and cash equivalents	$7,001,884	$17,483,886	$1,584,066	$49,389	$220,796
Working capital	5,323,622	16,639,898	1,372,542	(882,162)	(2,051,277)
Total assets	20,800,565	20,791,381	3,787,842	941,688	934,635
Long-term liabilities	46,222	87,844	1,879,745	150,368	25,565
Series A redeemable convertible preferred stock	—	—	1,501,698	1,494,499	1,487,300
Accumulated deficit	(12,853,272)	(4,211,367)	(3,710,274)	(4,747,524)	(5,820,475)
Total stockholders’ equity (deficit)	$16,859,799	$17,945,002	$(938,883)	$(2,241,134)	$(3,485,026)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition andresults of operations together with our consolidated financial statements and relatednotes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained inthis discussion and analysis includes forward-looking statements that involve risks and uncertainties.You should review the “Risk Factors” section of this Annual Report for a discussion ofimportant factors that could cause actual results to differ materially from theresults described in or implied by the forward-looking statements contained in thefollowing discussion and analysis.

Overview

World Energy is an energy and environmental commodities brokerage company that has developed online auction platforms, the World Energy Exchange and the World Green Exchange. On the World Energy Exchange, retail energy consumers (commercial, industrial and government, or CIG) and wholesale energy participants (utilities and retail suppliers) in the United States are able to negotiate for the purchase or sale of electricity and other energy resources from competing energy suppliers which have agreed to participate on our auction platform in a given auction. The World Energy Exchange is supplemented with information about market rules, pricing trends, energy consumer usage and load profiles. Our procurement staff uses this auction platform to conduct auctions, analyze results, guide energy consumers through contracting, and track their contracts, sites, accounts and usage history. Although our primary source of revenue is from brokering electricity and natural gas, we adapted our World Energy Exchange auction platform to accommodate the brokering of green power in 2003 (i.e., electricity generated by renewable resources), wholesale electricity in 2004, certain other energy-related products in 2005.  In 2007, we created the World Green Exchange based on the World Energy Exchange technology and business process.  On the World Green Exchange, buyers and sellers negotiate for the purchase or sale of environmental commodities such as Renewable Energy Certificates, Verified Emissions Reductions and Certified Emissions Reductions.

During 2007, we continued to increase our cost structure to support our growth plans. As of December 31, 2007, we employed 63 full time employees versus 20 as of December 31, 2006.  The staffing increases in 2007 were primarily related to the acquisition of substantially all of the assets of EnergyGateway LLC (“EnergyGateway”), which employed eighteen individuals, and the hiring of eleven sales and marketing professionals, eight individuals specifically focused on the green markets and six individuals within our operations and administrative groups.  Four of the eleven sales and marketing professionals hired in 2007 are specifically assigned to the wholesale market.  These increased employee and related costs were the major factors contributing to our increased cost structure in all functional areas during 2007 as compared to 2006. We expect our operating expenses to rise slightly as we expand our brokerage capabilities in our retail, wholesale and green product lines, including increased sales and marketing efforts and continued expansion of our back office operation.  We also expect there to be continued significant compliance costs associated with being a public company reporting in both the United States and Canada.

On June 1, 2007, we acquired substantially all of the assets of EnergyGateway for $4,951,758 in cash and 5,375,000 of our common shares plus the assumption of certain liabilities.  The EnergyGateway operations are included in our financial statements from June 1, 2007. EnergyGateway provided energy procurement and value-added energy services to customers in many major industries in the U.S. and Canada, from large multi-site Fortune 500 industrials to middle-market manufacturing and small commercial operations.

Operations

Revenue

Retail Electricity Transactions

We receive a monthly commission on energy sales contracted through our online auction platform from each energy supplier based on the energy usage generated and transacted between the energy supplier and energy consumer. Our commissions are not based on the retail price for electricity; rather, commissions are based on the energy usage generated and transacted between the energy supplier and energy consumer multiplied by our contractual commission rate. Our contractual commission rate is negotiated with the energy consumer on a procurement-by-procurement basis based on energy consumer specific circumstances, including size of auction, internal effort required to organize and run the respective auction and competitive factors, among others. Once the contractual commission is agreed to with the energy consumer, all energy suppliers participating in the auction agree to that rate. That commission rate remains fixed for the duration of the contractual term regardless of energy usage. Energy consumers provide us with a letter of authority to request their usage history from the local utility. We then use this data to compile a usage profile for that energy consumer that will become the basis for the auction. This data may also be used to estimate revenue on a going forward basis, as noted below.

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

Retail Natural Gas Transactions

There are two primary fee components to our retail natural gas services - transaction fees and management fees.  Transaction fees are billed to and paid by the energy supplier awarded business on the platform.  Transaction fees for natural gas and electricity awards are established prior to award and are the same for each supplier.  For the majority of our natural gas transactions, we bill the supplier upon the conclusion of the transaction based on the estimated energy volume transacted for the entire award term multiplied by the transaction fee.  Management fees are paid by our energy consumers and are generally billed on a monthly basis for services rendered based on terms and conditions included in contractual arrangements. While substantially all of our retail natural gas transactions are accounted in accordance with this policy, a certain percentage is accounted for as the natural gas is consumed by the customer and recognized as revenue in accordance with the retail electricity transaction revenue recognition methodology described above.

Wholesale and Green Transactions

For wholesale energy and environmental commodity transactions, substantially all transaction fees are invoiced upon the conclusion of the auction based on a fixed fee.  These revenues are not tied to future energy usage and are recognized upon the completion of the online auction.  For reverse auctions where our customers bid for a consumer’s business, the fees are paid by the bidder. For forward auctions where a lister is selling energy or credits, the fees are typically paid by the lister. In addition, revenue may not be recognized on certain green transactions until the credits being auctioned have been verified. While substantially all wholesale and green transactions are accounted for in this fashion, a small percentage is accounted for as the wholesale electricity or gas is delivered similar to the retail electricity transaction methodology described above.

Cost of revenue

Cost of revenue consists primarily of:

•
salaries, employee benefits and stock-based compensation associated with our auction management services, which are directly related to the development and production of the online auction and maintenance of market-related data on our auction platform and monthly management fees (our supply desk function);

•	amortization of capitalized costs associated with our auction platform and acquired developed technology; and

•	rent, depreciation and other related overhead and facility-related costs.

Sales and marketing

Sales and marketing expenses consist primarily of:

•	salaries, employee benefits and stock-based compensation related to sales and marketing personnel;

•	third party commission expenses to our channel partners;

•	travel and related expenses;

•	amortization related to customer relationships and contracts;

•	rent, depreciation and other related overhead and facility-related costs; and

•	general marketing costs such as trade shows marketing materials and outsourced services;

General and administrative

General and administrative expenses consist primarily of:

•	salaries, employee benefits and stock-based compensation related to general and administrative personnel;

•	accounting, legal, recruiting and other professional fees; and

•	rent, depreciation and other related overhead and facility-related costs.

Interest income (expense), net

Interest income (expense), net consists primarily of:

•	interest income in 2007 related to the invested portion of the proceeds from our initial public offering;

•	interest expense in 2007 and 2006 related to capital leases; and

•	interest expense in 2006 on our $2.0 million subordinated note payable to Massachusetts Capital Resource Company, or MCRC, including the accretion of warrants, that was redeemed on December 4, 2006.

Income tax expense

Income tax expense of approximately $1.1 million for the year ended December 31, 2007 resulted from the application of a full valuation allowance provided against deferred tax assets generated in prior years due to uncertainty regarding the realization of those deferred tax assets, primarily net operating loss carryforwards, in the future.

Results of Operations

The following table sets forth certain items as a percent of revenue for the periods presented:

	For the Years Ended December 31,
	2007	2006	2005

Revenue	100%	100%	100%
Cost of revenue	31	20	14
Gross profit	69	80	86
Operating expenses:
Sales and marketing	94	56	57
General and administrative	64	33	21
Operating income (loss)	(89)	(9)	8
Interest income (expense)	7	(5)	(2)
Income tax benefit (expense)	(12)	5	16
Net income (loss)	(94)%	(9)%	22%

Comparison of the Years Ended December 31, 2007 and 2006

Revenue

	For the Years Ended
	December 31,
	2007	2006	Increase
Revenue	$9,188,265	$5,763,098	$3,425,167	59%

Revenue increased 59% primarily due to increased auction activity in multiple product lines, new customer wins and the acquisition of the assets of EnergyGateway during the year ended December 31, 2007 as compared to the same period in 2006.  The revenue increase reflects the growth of our wholesale customer base to 12 in 2007 from 2 in 2006 as well as an increase to 42 channel partners as of December 31, 2007 from 29 as of December 31, 2006. Of those channel partners, 25 had contributed to our revenue by brokering transactions over the exchange during 2007 as compared to 18 during 2006.

Cost of revenue

	For the Years Ended December 31,
	2007		2006
	$	% of Revenue	$	% of Revenue	Increase
Cost of revenue	$2,874,678	31%	$1,166,426	20%	$1,708,252	146%

The 146% increase in cost of revenue related to the year ended December 31, 2007 as compared to the same period in 2006 was substantially due to the addition of ten former EnergyGateway employees, an increase in salary and benefit costs associated with nine new supply desk employees and, to a lesser extent, amortization related to developed technology acquired. Cost of revenue as a percent of revenue increased 11% due to the cost increases noted above partially offset by the 59% increase in revenue.

Operating expenses

	For the Years Ended December 31,
	2007		2006
	$	% of Revenue	$	% of Revenue	Increase
Sales and marketing	$8,598,256	94%	$3,227,263	56%	$5,370,993	166%
General and administrative	5,858,810	64	1,862,450	33	3,996,360	215
Total operating expenses	$14,457,066	158%	$5,089,713	89%	$9,367,353	184%

The 166% increase in sales and marketing expense for the year ended December 31, 2007 as compared to the same period in 2006 primarily reflects the addition of eleven new sales and marketing employees, general salary increases and the addition of the former EnergyGateway employees.  In addition, the increased costs include amortization related to customer relationships and contracts as well as increases in travel, consulting and marketing expenses. Sales and marketing expense as a percentage of revenue increased 38% due to increased costs discussed above partially offset by the 59% increase in revenue.

The 215% increase in general and administrative expenses related to the year ended December 31, 2007 as compared to the same period in 2006 was primarily due to an increase in legal, audit and other compliance costs, the addition of four corporate employees, the addition of the former EnergyGateway employees and assets and increases in benefits, recruiting, and occupancy related costs. The increase in legal and audit costs were primarily related to increased compliance and infrastructure activities in support of our growth initiatives, including compliance with the Sarbanes-Oxley Act and ongoing public company costs and the acquisition of the assets of EnergyGateway. General and administrative expenses as a percent of revenue increased 31% substantially due to the cost increases noted above, partially offset by the 59% increase in revenue.

Interest income (expense), net

Interest income, net was approximately $563,000 for the year ended December 31, 2007.  Interest expense, net was approximately $312,000 for the year ended December 31, 2006.  Interest income in 2007 was primarily due to interest earned on the invested portion of the proceeds from our initial public offering.  Interest expense in 2006 was primarily due to interest paid on our $2.0 million subordinated note with the MCRC.  This note was retired in December 2006.

Income tax provision

We recorded an income tax provision of approximately $1.1 million for the year ended December 31, 2007, reflecting the application of a full valuation allowance provided against deferred tax assets generated in prior years due to uncertainty regarding the realization of those deferred tax assets, primarily net operating loss carryforwards, in the future. We recorded an income tax benefit of approximately $304,000 for the year ended December 31, 2006, reflecting an effective federal and state tax rate of 38% as we determined that it was more likely than not that a portion of our deferred tax assets would be benefited against expected future income.

Net loss

We reported a net loss for the year ended December 31, 2007 of approximately $8.6 million as compared to a net loss of approximately $501,000 for the year ended December 31, 2006. The increase in net loss is primarily due to the higher operating expenses discussed above and, to a lesser extent, the income tax provision partially offset by increases in revenue and interest income.

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

Liquidity and Capital Resources

In November 2005, we received $2.0 million in exchange for a subordinated note with the MCRC, which bore interest at the rate of 10% per annum, and required quarterly interest payments beginning on December 31, 2005. On December 4, 2006, we exercised our option to redeem the MCRC note without premium as a result of the completion of our initial public offering. In connection with the MCRC note redemption, MCRC exercised warrants to purchase 600,000 shares of our common stock.  The remaining warrants to purchase 2,400,000 shares of common stock did not vest and subsequently expired due to the successful completion of our initial public offering on November 16, 2006.  The net redemption amount was $1,795,000, including interest earned through the date of redemption.  For the years ended December 31, 2006 and 2005, interest expense related to the subordinated debt was $437,000 and $29,444, respectively.

On November 16, 2006, we completed our initial public offering of 27,441,064 shares of common stock at a price of CDN$1.05 (approximately US$0.93) per share.  The offering was comprised of 20,000,000 shares sold by us for gross proceeds to us of CDN$21,000,000 and 7,441,064 shares sold by certain selling stockholders for gross proceeds to such stockholders of approximately CDN$7,800,000.

On December 5, 2006, we issued an additional 3,000,000 shares of common stock in accordance with an over-allotment option granted to the underwriters of the initial public offering at a price of CDN$1.05 (approximately US$0.92) per share for gross proceeds to the Company of CDN$3,150,000.  Net proceeds to us from the initial public offering and over-allotment option were approximately $17.5 million, net of offering costs of approximately $3.6 million.  In addition, we granted the underwriters of the initial public offering, warrants to purchase up to 1,150,000 shares of common stock at the public offering price. The warrants are exercisable from the 1-year anniversary of the warrant issuance (November 16th and December 5th for the over allotment) and expire 18 months from that date (May 15, 2009 and June 4, 2009 for the over allotment).  The warrants allow for net share settlement and certain of the holders of these warrants have piggy-back registration rights.   We valued the warrants at $274,129 and recorded it as a component of additional paid-in capital.

At December 31, 2007, we had no commitments for material capital expenditures. We have identified and executed against a number of strategic initiatives that we believe are key components of our future growth, including: expanding our community of channel partners, energy consumers and energy suppliers on the exchange; strengthening and extending our long-term relationships with government agencies; entry into other energy-related markets; wholesale transactions with utilities and emerging green credits market; making strategic acquisitions and growing our sales force. We believe that our current management and financial resources are adequate to pursue these initiatives and to maintain our competitive position in both the short and long term.  During 2007 we increased our workforce to 63 from 20 at December 31, 2006.  At December 31, 2007, we had 29 professionals in our sales and marketing and account management groups, 22 in our supply desk group and 12 in our general and administrative group.  While we expect to hire additional professionals as the need and/or opportunities arise, we do not expect to continue our expansion of the workforce at the same rate as 2007.

Comparison of December 31, 2007 to December 31, 2006

	December 31, 2007	December 31, 2006	Increase/(Decrease)
Cash and cash equivalents	$7,001,884	$17,483,886	$(10,482,002)	(60)%
Trade accounts receivable	1,878,233	1,702,798	175,435	10
Days sales outstanding	56	95	(39)	(41)
Working capital	5,323,622	16,639,898	(11,316,276)	(68)
Stockholders’ equity	16,859,799	17,945,002	(1,085,203)	(6)

Cash and cash equivalents decreased 60%, primarily due to the acquisition of the EnergyGateway assets and the pre-tax loss for the year. Trade accounts receivable increased 10% due to the acquisition of the EnergyGateway assets and the 59% increase in revenue, both offset by an improvement in days sales outstanding.  Days sales outstanding decreased by 39 days primarily due to the addition of EnergyGateway receivables, which are due net 15, the increase in wholesale transactions, which are typically due net 30, and improved collection rates. Revenue from our energy suppliers representing greater than 10% of our revenue decreased from 51% from four energy suppliers to 32% from two energy suppliers for the year ended December 31, 2007 and 2006, respectively. This decrease was directly related to the addition of the EnergyGateway customers.

Working capital (consisting of current assets less current liabilities) decreased approximately 68%, primarily due to the decrease in cash and cash equivalents resulting from the acquisition of the EnergyGateway assets and funding of the pre-tax loss for the year.  Stockholders’ equity decreased 6% due to the net loss for the period substantially offset by the fair value of the stock issued as part of the acquisition of EnergyGateway assets.

Cash used in operating activities for the year ended December 31, 2007 was approximately $4.6 million due primarily to the pre-tax loss for the period. Cash used in investing and financing activities for the year ended December 31, 2007 was approximately $5.8 million, primarily due to the purchase of the EnergyGateway assets and, to a lesser extent, costs incurred in software development and purchases of property and equipment.

Cash provided by operating activities for the year ended December 31, 2006 was approximately $259,000, due primarily to increases in accounts payable and accrued expenses substantially offset by an increase in accounts receivable, the net loss for the year and deferred taxes for the period. Cash used in investing activities for the year ended December 31, 2006 was approximately $138,000, primarily due to the purchases of property and equipment and costs incurred in software development. Cash provided by financing activities for year ended December 31, 2006 was approximately $15.8 million, primarily due to the net proceeds from our initial public offering and the issuance of warrants partially offset by the retirement of long-term debt.

We have historically funded our operations with cash flow from operations and, when required, the issuance of various debt and equity instruments. We have approximately $7.0 million of cash and cash equivalents and no long term bank debt as of December 31, 2007.  We expect to continue to fund our operations from existing cash resources, operating cash flow and, when required, the issuance of various debt and equity instruments. That notwithstanding, we expect that our cash and cash equivalents on hand at December 31, 2007 will meet our working capital requirements at least to December 31, 2008.

Comparison of December 31, 2006 to December 31, 2005

	December 31, 2006	December 31, 2005	Increase/(Decrease)
Cash and cash equivalents	$17,483,886	$1,584,066	$15,899,820	1,004%
Trade accounts receivable	1,702,798	1,028,807	673,991	66
Days sales outstanding	95	75	20	27
Working capital	16,639,898	1,372,542	15,267,356	1,112
Stockholders’ equity (deficit)	17,945,002	(938,883)	18,883,885	N/A

Cash and cash equivalents increased approximately $15.9 million, or 1,004%, due primarily to net proceeds of $17.5 million from our initial public offering in late 2006.  This increase was partially offset by the redemption of the $2.0 million MCRC note in December 2006 and the net loss for the year ended December 31, 2006.  Trade accounts receivable increased 66%, due to the increase in large government procurements. These procurements tend to have longer payment cycles due to:

•	added complexity and volume;

•	the inclusion of various federal, state and local agencies that may be covered by the procurement (e.g. housing and prison authorities);

•	varied and extensive internal approval processes; and

•	an additional party (e.g., the local utility) involved in the payment cycle.

To the extent we are awarded any large government procurements in the future, we expect to experience short term increases in our trade accounts receivable. We believe that we have adequate working capital to account for these short term fluctuations and that these accounts will not have a significant short-term impact on our future liquidity. We believe these receivables are collectible and the energy consumers and energy suppliers who are parties to these contracts are all large, credit worthy entities.

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

Contractual Obligations and Other Commercial Commitments

The table below summarizes our gross contractual obligations and other commercial commitments as of December 31, 2007. As of December 31, 2007, we did not have any purchase obligations other than our capital and operating leases.

	Payments Due by Period
Contractual Obligations	2008		2009 and 2010	2011 and 2012	2013 and Thereafter	Total
Capital leases		$47,223	$47,937	$798	$—	$95,958
Operating leases		304,537	447,656	178,603	—	930,796
Total contractual obligations	$	$ 351,760	$495,593	$179,401	$—	$1,026,754

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

The most judgmental estimates affecting our consolidated financial statements are those relating to revenue recognition and the estimate of actual energy purchased from the energy supplier and end user, or energy consumer, of such energy; software development costs; the fair value of our equity securities prior to our initial public offering when there was no ready market for the purchase and sale of these shares; the valuation of intangible assets and goodwill; impairment of long-lived assets; and estimates of future taxable income as it relates to the realization of our net deferred tax assets. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Refer to Note 2 of our consolidated financial statements filed herewith for a description of our accounting policies.

Revenue Recognition

Retail Electricity Transactions

We receive a monthly commission on energy sales contracted through our online auction platform from each energy supplier based on the energy usage generated and transacted between the energy supplier and energy consumer. Our commissions are not based on the retail price for electricity; rather, commissions are based on the energy usage generated and transacted between the energy supplier and energy consumer multiplied by our contractual commission rate. Revenue from commissions is recognized as earned on a monthly basis over the life of each contract as energy is consumed, provided there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, has been successfully demonstrated.

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

In addition, we perform sensitivity analyses on this estimated data based on overall industry trends including prevailing weather and usage data. Once the actual data is received, we adjust the estimated accounts receivable and revenue to the actual total amount in the period during which the payment is received. Based on management’s current capacity to obtain actual energy usage, we currently estimate 4 to 6 weeks of revenue at the end of our accounting period. Differences between estimated and actual revenue have been within management’s expectations and have not been material to date.

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

Retail Natural Gas Transactions

There are two primary fee components to our retail natural gas services - transaction fees and management fees.  Transaction fees are billed to and paid by the energy supplier awarded business on the platform.  Transaction fees for natural gas awards are established prior to award and are the same for each supplier. For the majority of our natural gas transactions, we bill the supplier upon the conclusion of the transaction based on the estimated energy volume transacted for the entire award term multiplied by the transaction fee.  Management fees are paid by our energy consumers and are generally billed on a monthly basis for services rendered based on terms and conditions included in contractual arrangements. While substantially all of our retail natural gas transactions are accounted in accordance with this policy, a certain percentage is accounted for as the natural gas is consumed by the customer and recognized as revenue in accordance with the retail electricity transaction revenue recognition methodology described above.

Wholesale and Green Transactions

Substantially all transaction fees are invoiced upon the conclusion of the auction based on a fixed fee.  These revenues are not tied to future energy usage and are recognized upon the completion of the online auction.  For reverse auctions where our customers bid for a consumer’s business, the fees are paid by the bidder. For forward auctions where a lister is selling energy or credits, the fees are typically paid by the lister. In addition, revenue may not be recognized on certain green transactions until the credits being auctioned have been verified. While substantially all wholesale and green transactions are accounted for in this fashion, a small percentage is accounted for as the wholesale electricity or gas is delivered similar to the retail electricity transaction revenue recognition methodology described above.

Channel Partner Commissions

We pay commissions to our channel partners at contractual rates based on monthly energy transactions between energy suppliers and energy consumers. The commission is accrued monthly and charged to sales and marketing expense as revenue is recognized. We pay commissions to our salespeople at contractual commission rates based upon cash collections from our customers.

Revenue Estimation

Our estimates in relation to revenue recognition affect revenue and sales and marketing expense as reflected on our statements of operations, and trade accounts receivable and accrued commissions accounts as reflected on our balance sheets. For any quarterly reporting period, we may not have actual usage data for certain energy suppliers and will need to estimate revenue. We record revenue based on the energy consumers’ historical usage profile. At the end of each reporting period, we adjust historical revenue to reflect actual usage for the period. For the year ended December 31, 2007, we estimated usage for approximately 10% of our revenue resulting in an approximate 0.4%, or $35,179, adjustment. This increase in revenue, which is based on adjusted year to date revenue for the quarter, resulted in an approximate 0.1% reduction in sales and marketing expense related to third party commission expense associated with those revenues. Corresponding adjustments were made to unbilled accounts receivable and accrued commissions, respectively. A 1% difference between this estimate and actual usage would have an approximate $9,000 effect on our revenue for the year ended December 31, 2007.

Software Development

Certain acquired software and significant enhancements to our software are recorded in accordance with Statement of Position (“SOP”) 98-1, “Accounting for Costsof Computer Software Developed or Obtained for Internal Use”. Accordingly, internally developed software costs of approximately $469,000, $66,000, and $54,000 related to implementation, coding and configuration have been capitalized in 2007, 2006, and 2005, respectively. We amortize internally developed and purchased software over the estimated useful life of the software (generally three years). Accordingly, during 2007, 2006, and 2005, approximately $111,000, $73,000, and $55,000, respectively, were amortized to cost of revenues resulting in accumulated amortization of approximately $273,000, $162,000, and $89,000 at December 31, 2007, 2006, and 2005, respectively.

Our estimates for capitalization of software development costs affect cost of revenue and capitalized software as reflected on our consolidated statements of operations and on our consolidated balance sheets. During the year ended December 31, 2007, we capitalized approximately $469,000, or 2.3% of our total assets.  Amortization expense related to capitalized software for the year ended December 31, 2007 was approximately 3.8% of cost of revenue. To the extent the carrying amount of the capitalized software costs may not be fully recoverable or that the useful lives of those assets are no longer appropriate, we may need to record an impairment (non-cash) charge and write-off a portion or all of the capitalized software balance on the balance sheet.

Goodwill

We use assumptions in establishing the carrying value and fair value of our goodwill.  Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired businesses.  We account for goodwill that results from acquired businesses in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  Under SFAS No. 142, goodwill and intangible assets having indefinite lives are not amortized but instead are assigned to reporting units and tested for impairment annually or more frequently if changes in circumstances or the occurrence of events indicate possible impairment.

Pursuant to SFAS No. 142, we perform an annual impairment test for goodwill.  The impairment test for goodwill is a two-step process.  Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit.  If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit whereby the carrying amount of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill will be recorded as an impairment loss. There was no impairment of goodwill in the year ended December 31, 2007.  Future events could cause management to conclude that impairment indicators exist and that goodwill of previously acquired businesses is impaired.  Any related impairment loss could have a material impact on our financial condition and results of operations.

Intangible Assets

We use assumptions in establishing the carrying value, fair value and estimated lives of our intangible assets.  The criteria used for these assumptions include management’s estimate of the assets continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, as well as the strategic significance of any identifiable intangible asset in our business objectives.  If assets are considered impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.  Useful lives and related amortization expense are based on our estimate of the period that the assets will generate revenues or otherwise be used by us.  Factors that would influence the likelihood of a material change in our reported results include significant changes in the asset’s ability to generate positive cash flow, a significant decline in the economic and competitive environment on which the asset depends and significant changes in our strategic business objectives.

Intangible assets consist of customer relationships and contracts, purchased technology and other intangibles, and are stated at cost less accumulated amortization. Intangible assets with a definite life are amortized using the straight-line method over their estimated useful lives, which range from one to ten years.

Impairment of Long-Lived and Intangible Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we periodically review long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable or that the useful lives of those assets are no longer appropriate. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount.  There was no impairment of intangible assets in the year ended December 31, 2007.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for IncomeTaxes”(“SFAS No. 109”). Deferred tax assets and liabilities are determined at the end of each period based on the future tax consequences that can be attributed to net operating loss carryforwards, as well as differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax basis. Deferred income tax expense or credits are based on changes in the asset or liability from period to period. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income. In determining the valuation allowance, we consider past performance, expected future taxable income, and qualitative factors which we consider to be appropriate in estimating future taxable income.  Our forecast of expected future taxable income is for future periods that can be reasonably estimated.  We have historically utilized a three year forecasting window to determine our expected future taxable income. As of December 31, 2006, we had cumulative net income for the three years then ended and the expected future taxable income anticipated from 2007 through 2009 was deemed adequate on a present value basis to benefit the majority of our deferred tax assets (primarily net operating loss carryforwards).  During 2007, we accelerated our growth in excess of our initial expectations to address the strategic initiatives outlined at the time of our initial public offering.  We grew from 20 employees as of December 31, 2006 to 63 as of December 31, 2007, acquired one of our main competitors in the retail energy market, and developed our wholesale and environmental commodity product lines. These initiatives increased our loss for 2007 resulting in a three-year cumulative loss as of December 31, 2007 and increased our near term operating expenses. A three-year cumulative loss is significant negative evidence in considering whether the deferred tax assets are realizable and generally precludes relying on projections of future taxable income to support the recovery of deferred tax assets. While we expect our future income will be adequate on a present value basis to benefit substantially all of our current deferred tax assets, the recent three-year cumulative loss is given more weight than projected future income when determining the need for a valuation.  Therefore, during the fourth quarter of 2007, we recorded a full valuation allowance against its deferred tax assets of approximately $4.1 million, and maintain a cumulative valuation allowance of approximately $4.7 million at December 31, 2007.

Our estimates in relation to income taxes affect income tax benefit and deferred tax assets as reflected on our statements of operations and balance sheets, respectively. The deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized in the near term.  As of December 31, 2007, we had deferred tax assets of approximately $4.7 million against which a full valuation allowance has been established. To the extent we determine that it is more likely than not that we will recover all of our deferred tax assets, it could result in an approximate $4.7 million non-cash tax benefit.

We adopted Financial Accounting Standards (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a two-step process to determine the amount of tax benefit to recognize.  First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by a tax authority.  If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements.  The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement.  If the tax position does not meet the “more-likely-than-not” threshold, then it is not recognized in the financial statements.  As of our adoption date of January 1, 2007, and also at December 31, 2007, FIN 48 did not have a material impact on our financial position or results of operations.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by the taxing authorities in accordance with the recognition and measurement standards of FIN 48.  At December 31, 2007, there is no expected material, aggregate tax effect as a result of differences between tax return positions and the benefits recognized in our financial statements.

Share-Based Compensation

In accordance with SFAS No. 123(R), we recognize the compensation cost of share-based awards on a straight-line basis over the requisite service period of the award.  In 2007, share-based awards consisted of grants of stock options and restricted stock. The restrictions on the restricted stock lapse over the vesting period.  The vesting period of restricted stock is determined by the Board of Directors, and is generally four years for employees.

The per-share weighted-average fair value of stock options granted during the year ended December 31, 2007 and 2006 was $0.58 and $0.36, respectively, on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions and estimated forfeiture rates of 13% in 2007 and 2006, respectively:

Year ended December 31,	Expected Dividend Yield	Risk Interest Rate	Expected Option Life	Expected Volatility
2007	—	4.66%	4.61 years	54%
2006	—	4.66%	4.75 years	48%

Prior to January 1, 2006, we accounted for our stock-based awards to employees using the intrinsic value method prescribed in APB 25 and related interpretations. Under the intrinsic value method, compensation expense is measured on the date of grant as the difference between the deemed fair value of the company’s common stock and the option exercise price multiplied by the number of options granted. We provided the disclosures as required by SFAS No. 148, “Accountingfor Stock-Based Compensation and Disclosure, an Amendment of FASB StatementNo. 123”.

A summary of options outstanding and options exercisable as of December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
Range of		Remaining	Aggregate	Number	Remaining	Aggregate
Exercise		Contractual	Intrinsic	Of Shares	Contractual	Intrinsic
Prices	Options	Life	Value	Exercisable	Life	Value
$0.02 - $0.23	2,651,029	2.82 Years	$2,081,058	2,646,029	2.82 Years	$2,077,133
$0.24 - $1.12	1,612,000	4.78 Years	391,300	670,625	4.87 Years	229,263
$1.13 - $1.34	2,440,000	6.36 Years	—	30,000	5.96 Years	—
	6,703,029	4.58 Years	$2,472,358	3,346,654	3.26 Years	$2,306,396

The aggregate intrinsic value in the table above represents the total intrinsic value of our outstanding options and exercisable options as of December 31, 2007. The aggregate intrinsic value of options exercised during the year ended December 31, 2007 was approximately $126,000.

A summary of restricted stock activity for the year ended December 31, 2007 is as follows:

	Shares	Weighted Average Grant Price
Outstanding at December 31, 2006	—	$ —
Granted	1,928,500	$ 1.13
Cancelled	(80,000)	$ 1.21
Vested	(400,000)	$ 1.21
Unvested at December 31, 2007	1,448,500	$ 1.10

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) requires an acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.  We expect to adopt SFAS No. 141(R) on January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”).  SFAS No. 160 clarifies that a noncontrolling or minority interest in a subsidiary is considered an ownership interest and, accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  We expect to adopt SFAS No. 160 on January 1, 2009.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In December of 2007, the FASB agreed to a one year deferral of SFAS No. 157’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. Management is currently evaluating the requirements of SFAS No. 157, but does not expect it to have a material impact on our 2008 consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We adopted SFAS No. 159 on January 1, 2008, but have not yet elected the fair value option for any items permitted under SFAS No. 159.

Seasonality

Our revenue is subject to seasonality and fluctuations during the year primarily as a result of weather conditions and its impact on the demand for energy. Our revenue is generated from the commissions we receive under any given energy contract, which is tied to the energy consumer’s consumption of energy. Therefore, revenue from natural gas consumption tends to be strongest during the winter months due to the increase in heating usage, and revenue from electricity consumption tends to be strongest during the summer months due to the increase in air conditioning usage. Our revenue is also subject to fluctuations within any given season, depending on the severity of weather conditions — during a particularly cold winter or an unseasonably warm summer, energy consumption will rise.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency rates, interest rates, and other relevant market rates or price changes.  In the ordinary course of business, we are exposed to market risk resulting from changes in foreign currency exchange rates, and we regularly evaluate our exposure to such changes.  Our overall risk management strategy seeks to balance the magnitude of the exposure and the costs and availability of appropriate financial instruments.

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

Item 8.   Financial Statements and Supplementary Data

The consolidated financial statements listed in Item 15(a) are incorporated herein by reference and are filed as a part of this report and follow the signature pages to this Annual Report on Form 10-K on page 42.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007.  In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of December 31, 2007,  the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control Over Financial Reporting

a)           Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Exchange Act.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Management has excluded the assets and business lines of EnergyGateway from its assessment of internal control over financial reporting as of December 31, 2007 because the assets of this entity were acquired by the Company in 2007.  The EnergyGateway assets represent 5% of our consolidated total assets and 20% of consolidated revenue as of and for the year ended December 31, 2007.

Based on this assessment, our management believes that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an audit report on our management’s assessment of our internal control over financial reporting. This report appears below.

b)	Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
World Energy Solutions, Inc.
Worcester, Massachusetts

We have audited World Energy Solutions, Inc.‘s (“the Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Part II, Item 9A of this Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, World Energy Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of World Energy Solutions, Inc. as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended, and our report dated March 12, 2008, expressed an unqualified opinion on those consolidated financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded Energy Gateway LLC from its assessment of internal control over financial reporting as of December 31, 2007, which is included in the 2007 consolidated financial statements of World Energy Solutions, Inc. and constituted 5% of the consolidated assets and 20% of the consolidated revenue as of and for the year ended December 31, 2007. Our audit of internal control over financial reporting of World Energy Solutions, Inc. also did not include an evaluation of the internal control over financial reporting of Energy Gateway LLC.

/S/    UHY LLP

Boston, Massachusetts
March 12, 2008

c)	Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

Not applicable.

PART III

Item  10.   Directors, Executive Officers and Corporate Governance

The information required to be disclosed by this item 10 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed by the Company within 120 days of the close of its fiscal year.

We have adopted a code of business conduct and ethics applicable to all of our directors and employees.  The code of  business conduct and ethics is available on the corporate governance section of “Investor Relations” of our website www.worldenergy.com.

Any waiver of the code of business conduct and ethics for directors or executive officers, or any amendment to the code that applies to directors or executive officers, may only be made by the board of directors.  We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.  To date, no such waivers have been requested or granted.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

   (a)(1) Financial Statements

   For a list of the financial information included herein, see “Index to Consolidated Financial Statements” on page 41 of this Annual Report on Form 10-K.

   (a)(2) Financial Statements Schedules

   All schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

   (a)(3) Exhibits

   The list of exhibits filed as a part of this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding the exhibits hereto and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD ENERGY SOLUTIONS, INC.

By:	/s/ Richard Domaleski	March 13, 2008
Richard Domaleski
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Domaleski Richard Domaleski	Chief Executive Officer and Director	March 13, 2008

/s/ James Parslow James Parslow	Chief Financial Officer	March 13, 2008

/s/ Edward Libbey Edward Libbey	Chairman of the Board and Director	March 13, 2008

/s/ Patrick Bischoff Patrick Bischoff	Director	March 13, 2008

/s/ John Wellard John Wellard	Director	March 13, 2008

/s/ Thad Wolfe Thad Wolfe	Director	March 13, 2008

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

WORLD ENERGY SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
World Energy Solutions, Inc.
Worcester, Massachusetts

We have audited the accompanying consolidated balance sheets of World Energy Solutions, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of World Energy Solutions, Inc. as of December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123(R), Share-Based Payment

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of World Energy Solutions, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/    UHY LLP

Boston, Massachusetts
March 12, 2008

WORLD ENERGY SOLUTIONS, INC.

Consolidated Balance Sheets

	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$7,001,884	$17,483,886
Trade accounts receivable, net	1,878,233	1,702,798
Prepaid expenses and other current assets	338,049	211,749
Total current assets	9,218,166	19,398,433
Property and equipment, net	595,950	225,932
Capitalized software, net	463,888	105,296
Intangibles, net	7,316,916	—
Goodwill	3,178,701	—
Deferred taxes and other assets	26,944	1,061,720
Total assets	$20,800,565	$20,791,381
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$980,488	$848,518
Accrued commissions	712,919	1,021,433
Accrued compensation	1,516,418	304,330
Accrued expenses	279,162	232,587
Deferred revenue and customer advances	363,933	295,408
Capital lease obligations	41,624	56,259
Total current liabilities	3,894,544	2,758,535

Capital lease obligations, net of current portion	46,222	87,844
Total liabilities	3,940,766	2,846,379

Commitments (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized; 82,399,241 and 76,511,741 shares issued and outstanding at December 31, 2007 and 2006, respectively	8,240	7,651
Additional paid-in capital	29,704,831	22,148,718
Accumulated deficit	(12,853,272)	(4,211,367)
Total stockholders’ equity	16,859,799	17,945,002
Total liabilities and stockholders’ equity	$20,800,565	$20,791,381

The accompanying notes are an integral part of these consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2007	2006	2005

Revenue:
Brokerage commissions and transaction fees	$8,401,791	$5,762,098	$4,673,987
Management fees	786,474	1,000	—
Total revenue	9,188,265	5,763,098	4,673,987
Cost of revenue	2,874,678	1,166,426	648,410
Gross profit	6,313,587	4,596,672	4,025,577
Operating expenses:
Sales and marketing	8,598,256	3,227,263	2,649,786
General and administrative	5,858,810	1,862,450	995,703
Total costs and expenses	14,457,066	5,089,713	3,645,489
Operating income (loss)	(8,143,479)	(493,041)	380,088
Interest income (expense):
Interest income	573,395	139,617	8,004
Interest expense	(10,101)	(451,897)	(94,842)
Total interest income (expense), net	563,294	(312,280)	(86,838)
Income (loss) before income taxes	(7,580,185)	(805,321)	293,250
Income tax (expense) benefit	(1,061,720)	304,228	754,000
Net income (loss)	(8,641,905)	(501,093)	1,047,250
Accretion of preferred stock issuance costs	—	(6,299)	(7,199)
Net income (loss) available to common stockholders	$(8,641,905)	$(507,392)	$1,040,051

Earnings (loss) per share:
Net income (loss) per voting common share — basic	$(0.11)	$(0.01)	$0.02
Net income (loss) per non-voting common share — basic	$—	$—	$0.02
Net income (loss) available to common stockholders — diluted	$(0.11)	$(0.01)	$0.02

Weighted average shares outstanding — basic:
Voting common stock	79,793,590	45,576,477	33,049,472
Non-voting common stock	—	—	6,778,327
	79,793,590	45,576,477	39,827,799
Weighted average shares outstanding — diluted	79,793,590	45,576,477	54,506,566

The accompanying notes are an integral part of these consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)
Years Ended December 31, 2007, 2006, and 2005

	Non-Voting		Voting
	Common Stock		Common Stock		Treasury Stock		Additional		Total
	Number of	$0.0001	Number of	$0.0001	Number of	Stated at	Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Cost	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2004	6,552,135	655	33,724,819	3,372	675,346	(151,953)	2,664,316	(4,757,524)	(2,241,134)
Exercise of stock options	240,000	24	—	—	—	—	5,976	—	6,000
Accretion of stock issuance costs	—	—	—	—	—	—	(7,199)	—	(7,199)
Issuance of warrants in connection with long-term debt	—	—	—	—	—	—	256,200	—	256,200
Net income	—	—	—	—	—	—	—	1,047,250	1,047,250
Balance, December 31, 2005	6,792,135	679	33,724,819	3,372	675,346	(151,953)	2,919,293	(3,710,274)	(938,883)
Exercise of stock options	2,190,671	219	—	—	—	—	56,698	—	56,917
Common stock warrants exercised	—	—	1,070,958	107	—	—	253,098	—	253,205
Issuance of common stock in connection with initial public offering, net of $3.6 million of offering costs	—	—	23,000,000	2,300	—	—	17,264,968	—	17,267,268
Issuance of warrants in connection with initial public offering	—	—	—	—	—	—	274,129	—	274,129
Conversion of Non-Voting Common Stock to Voting Common Stock in connection with initial public offering	(8,982,806)	(898)	8,982,806	898	—	—	—	—	—
Conversion of Series A Redeemable Convertible Preferred Stock in connection with initial public offering	—	—	10,433,504	1,044	—	—	1,506,953	—	1,507,997
Accretion of stock issuance costs	—	—	—	—	—	—	(6,299)	—	(6,299)
Share-based compensation	—	—	—	—	—	—	44,261	—	44,261
Purchase of treasury stock	—	—	—	—	25,000	(12,500)	—	—	(12,500)
Retirement of treasury stock	—	—	(700,346)	(70)	(700,346)	164,453	(164,383)	—	—
Net loss	—	—	—	—	—	—	—	(501,093)	(501,093)
Balance, December 31, 2006	—	—	76,511,741	7,651	—	—	22,148,718	(4,211,367)	17,945,002
Share-based compensation	—	—	—	—	—	—	982,190	—	982,190
Issuance of common stock in connection with acquisition of EnergyGateway	—	—	5,375,000	538	—	—	6,522,694	—	6,523,232
Issuance of common stock in connection with restricted stock grant	—	—	400,000	40	—	—	(40)	—	—
Reversal of issuance costs related to initial public offering of common stock	—	—	—	—	—	—	48,468	—	48,468
Exercise of stock options	—	—	112,500	11	—	—	2,801	—	2,812
Net loss	—	—	—	—	—	—	—	(8,641,905)	(8,641,905)
Balance, December 31, 2007	—	$—	82,399,241	$8,240	—	$—	$29,704,831	$(12,853,272)	$16,859,799

The accompanying notes are an integral part of these consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net income (loss)	$(8,641,905)	$(501,093)	$1,047,250
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,028,497	135,446	105,831
Deferred taxes	1,061,720	(307,720)	(754,000)
Share-based compensation	982,190	44,261	—
Accretion of warrants	—	252,000	4,200
Changes in operating assets and liabilities , net of the effects of acquisition:
Trade accounts receivable	17,590	(673,991)	(479,903)
Prepaid expenses and other assets	(133,377)	(106,798)	(47,451)
Accounts payable	80,491	690,908	(42,041)
Accrued commissions	(308,514)	156,540	496,035
Accrued compensation	1,212,088	193,330	68,507
Accrued expenses	33,762	210,578	38,009
Deferred revenue and customer advances	68,525	165,668	(265,216)
Net cash provided by (used in) operating activities	(4,598,933)	259,129	171,221
Cash flows from investing activities:
Costs incurred in software development	(469,171)	(65,652)	(54,375)
Net cash paid in acquisition of EnergyGateway, net of cash acquired	(4,904,358)	—	—
Purchases of property and equipment	(456,095)	(72,061)	(25,374)
Net cash used in investing activities	(5,829,624)	(137,713)	(79,749)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,812	56,917	6,000
Proceeds from exercise of stock warrants	—	253,205	—
Proceeds from initial public offering of common stock, net of offering costs of $3.6 million	—	17,541,397	—
Retirement of long-term debt	—	(2,000,000)	—
Principal payments on line of credit	—	—	(500,000)
Proceeds from the issuance of long-term debt	—	—	2,000,000
Principal payments on capital lease obligations	(56,257)	(50,092)	(48,733)
Principal payments on guaranteed return	—	(10,523)	(14,062)
Purchase of treasury stock	—	(12,500)	—
Net cash provided by (used in) financing activities	(53,445)	15,778,404	1,443,205
Net (decrease) increase in cash and cash equivalents	(10,482,002)	15,899,820	1,534,677
Cash and cash equivalents, beginning of year	17,483,886	1,584,066	49,389
Cash and cash equivalents, end of year	$7,001,884	$17,483,886	$1,584,066

Supplemental Disclosure of Cash Flow Information:
Net cash received (paid) for interest	$612,303	$(129,401)	$(94,842)
Non-cash investing and financing activities: Property and equipment acquired through capital lease obligations	$—	$12,943	$56,205
Non-cash investing and financing activities:
Fair value of common stock issued in acquisition of EnergyGateway	$6,536,000	$—	$—
Reversal of accrued expenses related to initial public offering of common stock	$48,468	$—	$—
Conversion of series A preferred stock to common stock	$—	$1,507,997	$—
Conversion of non-voting common stock to common stock	$—	$898	$—
Issuance of warrants in connection with initial public offering of common stock	$—	$274,129	$—
Issuance of warrants in connection with debt offering	$—	$—	$256,200

The accompanying notes are an integral part of these consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

Notes to Consolidated Financial Statements

NOTE 1 — NATURE OF BUSINESS AND BASIS OF PRESENTATION

World Energy Solutions, Inc. (“World Energy” or the “Company”) was incorporated in 1999 as a Delaware corporation and is focused in one operating segment – brokering energy and environmental commodities utilizing online auction platforms. The Company commenced operations through an entity named Oceanside Energy, Inc. (“Oceanside”), which was incorporated under the laws of the State of Delaware on September 3, 1996.  We incorporated World Energy Solutions, Inc. under the laws of the State of Delaware under the name “World Energy Exchange, Inc.” on June 22, 1999 and on October 31, 1999, Oceanside became a wholly-owned subsidiary of World Energy Solutions, Inc.. Oceanside was subsequently dissolved on May 18, 2006.  On December 15, 2006 the Company established World Energy Securities Corp., a Massachusetts Securities Corporation, as a wholly-owned subsidiary.

World Energy is an energy and environmental commodities brokerage company that has developed online auction platforms, the World Energy Exchange and the World Green Exchange. On the World Energy Exchange, retail energy consumers (commercial, industrial and government) and wholesale energy participants (utilities and retail suppliers) in the United States are able to negotiate for the purchase or sale of electricity and other energy resources from competing energy suppliers which have agreed to participate on our auction platform in a given auction. Although the Company’s primary source of revenue is from brokering electricity and natural gas, the Company adapted its World Energy Exchange auction platform to accommodate the brokering of green power in 2003 (i.e., electricity generated by renewable resources), wholesale electricity in 2004 and certain other energy-related products in 2005.  In 2007, the Company created the World Green Exchange based on the World Energy Exchange technology and business process. On the World Green Exchange, buyers and sellers negotiate for the purchase or sale of environmental commodities such as Renewable Energy Certificates, Verified Emissions Reductions and Certified Emissions Reductions.

On November 16, 2006, the Company completed its initial public offering of common stock, including the exercise by the underwriters of an over-allotment option on December 5, 2006, for the sale of 23,000,000 shares of common stock resulting in net proceeds to the Company of approximately $17.5 million (net of offering costs of approximately $3.6 million).

On June 1, 2007, the Company acquired substantially all of the assets of EG Partners, LLC, formerly known as  EnergyGateway LLC (“EnergyGateway”), for $4,951,758 in cash and 5,375,000 common shares of World Energy plus the assumption of certain liabilities.  The EnergyGateway operations are included in these financial statements from June 1, 2007.  See Note 10 for further discussion of this acquisition.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s consolidated financial statements include its wholly-owned subsidiary World Energy Securities Corp.  All intercompany accounts and transactions have been eliminated in consolidation.

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

The Company’s most judgmental estimates affecting the consolidated financial statements are those relating to revenue recognition and the estimate of actual energy purchased from the energy supplier and end user, or energy consumer, of such energy; software development costs; the fair value of equity securities prior to the Company’s initial public offering when there was no ready market for the purchase and sale of these shares; the valuation of intangible assets and goodwill; impairment of long-lived assets; and estimates of future taxable income as it relates to the realization of net deferred tax assets.  The Company regularly evaluates its estimates and assumptions based upon historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, future results of operations may be affected. The Company believes the following critical accounting policies affect  its more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

The Company participates in four primary markets: retail electricity, retail natural gas, wholesale energy and environmental commodities.  Prior to the June 1, 2007 acquisition of substantially all of the assets of EnergyGateway, the Company primarily received revenue from the brokering of electricity on the World Energy Exchange, utilizing reverse auction technology (“retail electricity transactions”). While EnergyGateway also utilized an online auction format, its primary focus was on the brokering of natural gas and its “post and bid” methodology (“retail natural gas transactions”). In addition, the Company adapted the World Energy Exchange to conduct reverse and forward online auctions for the wholesale electricity and natural gas markets and recently conducted several green credit auctions (“wholesale and green transactions”). The revenue recognition policy and related third party commissions for each of these products is more fully described below.

Retail Electricity Transactions

The Company receives a monthly commission on energy sales contracted through its online auction platform from each energy supplier based on the energy usage generated and transacted between the energy supplier and energy consumer. The Company’s commissions are not based on the retail price for electricity; rather, commissions are based on the energy usage generated and transacted between the energy supplier and energy consumer multiplied by the contractual commission rate. Revenue from commissions is recognized as earned on a monthly basis over the life of each contract as energy is consumed, provided there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, has been successfully demonstrated.

The Company records brokerage commissions based on actual usage data obtained from the energy supplier for that accounting period, or to the extent actual usage data is not available, based on the estimated amount of electricity delivered to the energy consumers for that accounting period.  The Company’s estimates are developed on a quarterly basis based on the following criteria:

•	Payments received prior to the issuance of the financial statements;
•	Usage updates from energy suppliers;
•	Usage data from utilities;
•	Comparable historical usage data; and
•	Historical variances to previous estimates.

To the extent usage data cannot be obtained, revenue is estimated as follows:

•	Historical usage data obtained from the energy consumer in conjunction with the execution of the auction;
•	Geographic/utility usage patterns based on actual data received;
•	Analysis of prior year usage patterns; and
•	Specific review of individual energy supplier/location accounts.

In addition, the Company performs sensitivity analyses on this estimated data based on overall industry trends including prevailing weather and usage data. Once the actual data is received, estimated accounts receivable and revenue is adjusted to the actual total amount in the period during which the payment is received. Based on management’s current capacity to obtain actual energy usage, the Company currently estimates 4 to 6 weeks of revenue at the end of its accounting period. Differences between estimated and actual revenue have been within management’s expectations and have not been material to date.

The Company generally does not directly invoice its electricity energy suppliers and, therefore, reports a substantial portion of its receivables as “unbilled.” Unbilled accounts receivable represents management’s best estimate of energy provided by the energy suppliers to the energy consumers for a specific completed time period at contracted commission rates and is made up of two components. The first component represents energy usage for which actual data has been received from the supplier and/or the utility but for which payment has not been received at the balance sheet date. The majority of the Company’s contractual relationships with energy suppliers require that the suppliers provide the Company with actual usage data on a monthly basis and remit payment based on that usage. The second component represents energy usage for which the Company has not received actual data, but for which it has estimated usage.  Commissions paid in advance by certain energy suppliers are recorded as deferred revenue and amortized to commission revenue on a monthly basis on the energy exchanged that month.

Retail Natural Gas Transactions

There are two primary components related to retail natural gas services - transaction fees and management fees.  Transaction fees are billed to and paid by the energy supplier awarded business on the platform.  Transaction fees for natural gas awards are established prior to award and are the same for each supplier. For the majority of natural gas transactions, the Company bills the supplier upon the conclusion of the transaction based on the estimated energy volume transacted for the entire award term multiplied by the transaction fee.  Management fees are paid by the energy consumers and are generally billed on a monthly basis for services rendered based on terms and conditions included in contractual arrangements. While substantially all retail natural gas transactions are accounted for in accordance with this policy, a certain percentage is accounted for as the natural gas is consumed by the customer and recognized as revenue in accordance with the retail electricity transaction revenue recognition methodology described above.

Wholesale and Green Transactions

Substantially all transaction fees are invoiced upon the conclusion of the auction based on a fixed fee.  These revenues are not tied to future energy usage and are recognized upon the completion of the online auction.  For reverse auctions where customers bid for a consumer’s business, the fees are paid by the bidder. For forward auctions where a lister is selling energy or credits, the fees are typically paid by the lister. In addition, revenue may not be recognized on certain green transactions until the credits being auctioned have been verified. While substantially all wholesale and green transactions are accounted for in this fashion, a small percentage is accounted for as the wholesale electricity or gas is delivered similar to the retail electricity transaction methodology described above.

Third Party Channel Commissions

Commissions are paid to channel partners at contractual rates based on monthly energy transactions between energy suppliers and energy consumers. The commission is accrued monthly and charged to sales and marketing expense as revenue is recognized.  Commissions are paid to salespeople at contractual commission rates based upon cash collections from customers.

Revenue Estimation

The Company’s estimates in relation to revenue recognition affect revenue and sales and marketing expense as reflected on its statements of operations, and trade accounts receivable and accrued commissions accounts as reflected on its balance sheets. For any quarterly reporting period, the Company may not have actual usage data for certain energy suppliers and will need to estimate revenue.  Revenue is recorded based on the energy consumers’ historical usage profile. At the end of each reporting period, the Company adjusts historical revenue to reflect actual usage for the period. For the year ended December 31, 2007, usage was estimated for approximately 10% of the Company’s revenue resulting in a $35,179, or 0.4%, adjustment. This increase in revenue resulted in an approximate 0.1% reduction in sales and marketing expense related to third party commissions associated with those revenues. Corresponding adjustments were made to unbilled accounts receivable and accrued commissions, respectively. A 1% difference between this estimate and actual usage would have an approximate $9,000 effect on the Company’s revenue for the year ended December 31, 2007.

Software Development

Certain acquired software and significant enhancements to the Company’s software are recorded in accordance with Statement of Position (“SOP”) 98-1, “Accounting for Costsof Computer Software Developed or Obtained for Internal Use”. Accordingly, internally developed software costs of approximately $469,000, $66,000, and $54,000 related to implementation, coding and configuration have been capitalized in 2007, 2006, and 2005, respectively. The Company amortizes internally developed and purchased software over the estimated useful life of the software (generally three years). Accordingly, during 2007, 2006, and 2005, approximately $111,000, $73,000, and $55,000, respectively, were amortized to cost of revenues resulting in accumulated amortization of approximately $273,000, $162,000, and $89,000 at December 31, 2007, 2006, and 2005, respectively. At December 31, 2007, future amortization expense for capitalized internally developed software is as follows:

2008	$188,000
2009	167,000
2010 and thereafter	109,000
$464,000

Pre- and post- software implementation and configuration costs have historically been immaterial and charged to cost of revenue as incurred.

Goodwill

The Company uses assumptions in establishing the carrying value and fair value of its goodwill.  Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired businesses.  The Company accounts for goodwill that results from acquired businesses in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  Under SFAS No. 142, goodwill and intangible assets having indefinite lives are not amortized but instead are assigned to reporting units and tested for impairment annually or more frequently if changes in circumstances or the occurrence of events indicate possible impairment.

Pursuant to SFAS No. 142, the Company performs an annual impairment test for goodwill.  The impairment test for goodwill is a two-step process.  Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit.  If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit whereby the carrying amount of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill will be recorded as an impairment loss.  There was no impairment of goodwill in the year ended December 31, 2007.  Future events could cause management to conclude that impairment indicators exist and that goodwill of previously acquired businesses is impaired.  Any related impairment loss could have a material impact on the Company’s financial condition and results of operations.

Intangible Assets

The Company uses assumptions in establishing the carrying value, fair value and estimated lives of its intangible assets.  The criteria used for these assumptions include management’s estimate of the assets continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, as well as the strategic significance of any identifiable intangible asset in our business objectives.  If assets are considered impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.  Useful lives and related amortization expense are based on an estimate of the period that the assets will generate revenues or otherwise be used by the Company.  Factors that would influence the likelihood of a material change in the Company’s reported results include significant changes in the asset’s ability to generate positive cash flow, a significant decline in the economic and competitive environment on which the asset depends and significant changes in the Company’s strategic business objectives.

Intangible assets consist of customer relationships and contracts, purchased technology and other intangibles, and are stated at cost less accumulated amortization. Intangible assets with a definite life are amortized using the straight-line method over their estimated useful lives, which range from one to ten years.  Accumulated amortization of intangible assets amounted to approximately $813,000 at December 31, 2007.

Impairment of Long-Lived and Intangible Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable or that the useful lives of those assets are no longer appropriate. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount.  There was no impairment of intangible assets in the year ended December 31, 2007.

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for IncomeTaxes”(“SFAS No. 109”). Deferred tax assets and liabilities are determined at the end of each period based on the future tax consequences that can be attributed to net operating loss carryforwards, as well as differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax basis. Deferred income tax expense or credits are based on changes in the asset or liability from period to period. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income. In determining the valuation allowance, the Company considers past performance, expected future taxable income, and qualitative factors which are considered to be appropriate in estimating future taxable income. The Company’s forecast of expected future taxable income is for future periods that can be reasonably estimated.  The Company has historically utilized a three year forecasting window to determine its expected future taxable income. As of December 31, 2006, the Company had cumulative net income for the three years then ended and the expected future taxable income anticipated from 2007 through 2009 was deemed adequate on a present value basis to benefit the majority of our deferred tax assets (primarily net operating loss carryforwards).  During 2007, the Company accelerated its growth in excess of  its initial expectations to address the strategic initiatives outlined at the time of our initial public offering.  The Company grew from 20 employees as of December 31, 2006 to 63 as of December 31, 2007, acquired one of its main competitors in the retail energy market, and developed its wholesale and environmental commodity product lines. These initiatives increased the Company’s loss for 2007 resulting in a three-year cumulative loss as of December 31, 2007 and increased its near term operating expenses. A three-year cumulative loss is significant negative evidence in considering whether the deferred tax assets are realizable and generally precludes relying on projections of future taxable income to support the recovery of deferred tax assets. While the Company expects  its future income will be adequate on a present value basis to benefit substantially all of  its current deferred tax assets, the recent three-year cumulative loss is given more weight than projected future income when determining the need for a valuation.  Therefore, during the fourth quarter of 2007, the Company recorded a full valuation allowance against its deferred tax assets of approximately $4.1 million, and maintains a cumulative valuation allowance of approximately $4.7 million at December 31, 2007.

The Company’s estimates in relation to income taxes affect income tax expense and deferred tax assets as reflected on its statements of operations and balance sheets, respectively. The deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized in the near term.  As of December 31, 2007, the Company had deferred tax assets of approximately $4.7 million against which a full valuation allowance has been established. To the extent the Company determines that it is more likely than not that it will recover all of its deferred tax assets, it could result in an approximate $4.7 million non-cash tax benefit.

The Company adopted Financial Accounting Standards (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a two-step process to determine the amount of tax benefit to recognize.  First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by a tax authority.  If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements.  The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement.  If the tax position does not meet the “more-likely-than-not” threshold, then it is not recognized in the financial statements.  As of  its adoption date of January 1, 2007, and also at December 31, 2007, FIN 48 did not have a material impact on our financial position or results of operations.

The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by the taxing authority in accordance with the recognition and measurement standards of FIN 48.  At December 31, 2007, there are no expected material, aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements.

 Advertising Expense

Advertising expense primarily includes promotional expenditures and is expensed as incurred, as such efforts have not met the direct-response criteria required for capitalization. Amounts incurred for advertising expense were not material for the years ended December 31, 2007, 2006, and 2005.

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

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS 107 as financial instruments.  Financial instruments are generally defined as cash, evidence of ownership interest in an entity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 2007, management believes that the carrying value of cash and cash equivalents, receivables and payables approximated fair value because of the short maturity of these financial instruments.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and RelatedInformation”, established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief decision maker is the chief executive officer. The Company’s chief decision maker reviews the results of operations based on one industry segment: the brokering of energy and environmental commodities utilizing online auction platforms.

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

The Company receives commission payments from energy suppliers based on the energy usage transacted between energy consumers and energy suppliers.  The Company provides credit in the form of invoiced and unbilled accounts receivable to energy suppliers and energy consumers in the normal course of business.  Collateral is not required for trade accounts receivable, but ongoing credit evaluations of energy suppliers and energy consumers are performed.  Management provides for an allowance for doubtful accounts on a specifically identified basis, as well as through historical experience applied to an aging of accounts, if necessary.  Trade accounts receivable are written off when deemed uncollectible.  To date write-offs have not been material.

The following represents revenue and trade accounts receivable from energy suppliers exceeding 10% of the total in each category:

	Revenue for the year ended December 31,			Trade accounts receivable as of December 31,
Energy supplier	2007	2006	2005	2007	2006
A	11%	18%	18%	10%	21%
B	5%	13%	10%	7%	12%
C	6%	10%	18%	12%	4%
D	7%	10%	—	10%	4%
E	6%	6%	11%	2%	1%
F	21%	9%	—	22%	4%

During 2006, supplier A was acquired by another supplier who is not reflected above as its revenues represented less than 10% of total revenue. If these suppliers were combined as of January 1, 2006, revenue attributable to these customers would have been 27% for the year ended December 31, 2006 and unbilled accounts receivable would have represented 46% of total unbilled accounts receivable as of December 31, 2006.

In addition to its direct relationship with energy suppliers, the Company also has direct contractual relationships with energy consumers for the online procurement of certain of their energy needs.  These energy consumers are primarily large businesses and government organizations.  For the years ended December 31, 2007, 2006 and 2005, two, four and three of these energy consumers accounted for transactions resulting in over 10% individually, respectively, and approximately 30%, 63% and 51% in the aggregate of our revenue, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current presentation.

Earnings (Loss) Per Share

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-6, “Participating Securities and the Two — Class Methodunder FAS 128” (“EITF Issue No. 03-6”). EITF Issue No. 03-6 provides guidance in determining when the two-class method, as defined in SFAS No. 128, “Earnings Per Share”, must be utilized in calculating earnings per share.  For the year ended December 31, 2005, the Company had determined that its non-voting common stock and Series A redeemable convertible preferred stock (the “Series A Preferred”) represented participating securities. The non-voting common had the same privileges and rights of the voting common stock, except for the right to vote. The Series A Preferred participated in dividends, if any, paid by the Company on a proportional basis with the voting common stock. The Series A Preferred and non-voting common automatically converted into voting common stock on a one-for-one basis upon the closing of the Company’s initial public offering. EITF Issue No. 03-6 requires the income per share for each class of common stock to be calculated assuming 100% of the Company’s earnings are distributed as dividends to each class of common stock based upon their respective dividend rights, even though the Company does not anticipate distributing 100% of its earnings as dividends.

Basic earnings per share for the Company’s voting common and non-voting common stock is calculated by dividing net income (loss) allocated to voting common and non-voting common stock by the weighted average number of shares of voting common and non-voting common stock outstanding, respectively. Diluted earnings per share for the Company’s voting common stock assumes the conversion of all the Company’s non-voting common stock and Series A Preferred therefore no allocation of earnings to non-voting common stock or the Series A Preferred is required.

For the basic earnings per share calculation in 2005, net income was allocated to Series A Preferred shareholders based on dividend rights and then among the Company’s two classes of common stock; voting common stock and non-voting common stock based on ownership interests. The allocation among each class of stock was based upon the two-class method. The following table reflects the allocation of net income using this method:

For the Year Ended
December 31, 2005

Net income available to common shareholders	$1,040,051
Allocation of net income for basic:
Voting common stock	$684,354
Non-voting common stock	140,407
Series A Preferred stock	215,290
$1,040,051

On November 16, 2006, the Company completed an initial public offering of its common stock.  As a result, all issued and outstanding shares of Series A Preferred Stock and non-voting common stock were automatically converted into voting common stock.  As of December 31, 2007 and 2006, the Company only had one issued and outstanding class of stock – common stock.  As a result, the basic loss per share for the years ended December 31, 2007 and 2006 is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period.  The computed loss per share does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on loss per share. The following table reflects the weighted average shares used to calculate basic and diluted earnings per share:

	For the Years Ended December 31,
	2007	2006	2005

Weighed average number of voting common shares — basic	79,793,590	45,576,477	33,049,472
Weighed average number of non-voting common shares — basic	—	—	6,778,327
Weighted average number of common and common equivalent shares outstanding — basic	79,793,590	45,576,477	39,827,799
Dilutive Shares: Weighted average number of Series A Preferred shares	—	—	10,433,504
Incremental shares under the treasury stock method for outstanding warrants	—	—	1,191,808
Incremental shares under the treasury stock method for outstanding options	—	—	3,053,455
Weighted average number of common and common equivalent shares outstanding — diluted	79,793,590	45,576,477	54,506,566

For the year ended December 31, 2007, 1,048,575, 1,826,375 and 493,718 weighted average shares issuable relative to common stock warrants, common stock options and restricted stock, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive due to the Company’s net loss position.  For the year ended December 31, 2006, 9,147,182, 2,251,072 and 2,230,232 weighted average shares issuable relative to preferred stock, common stock warrants and stock options, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive due to the Company’s net loss position.  For the year ended December 31, 2007, 2,320,000 shares issuable relative to common stock options had exercise prices that exceeded the average market price of the Company’s common stock and were excluded from the calculation of diluted shares since the inclusion of such shares would be anti-dilutive.

The Company did not declare or pay any dividends in 2007, 2006 and 2005.

Share-Based Compensation

At December 31, 2007, the Company had two share-based employee compensation plans, which are more fully described in Note 6. Effective January 1, 2006, the Company accounted for stock-based compensation in accordance with SFAS No. 123(R), “Stock-Based Compensation” (“SFAS No. 123(R)”) which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”).  SFAS No. 123(R) superseded Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”.  SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.

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

The per-share weighted-average fair value of stock options granted during the year ended December 31, 2007 and 2006 was $0.58 and $0.36, respectively, on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions and estimated forfeiture rates of 13% in 2007 and 2006, respectively:

Year ended December 31,	Expected Dividend Yield	Risk Interest Rate	Expected Option Life	Expected Volatility
2007	—	4.66%	4.61 years	54%
2006	—	4.66%	4.75 years	48%

Effective with the adoption of SFAS No. 123(R), the Company elected to use the Black-Scholes option pricing model to determine the weighted average fair value of options granted. As the Company’s stock has a limited trading history as of December 31, 2007, the Company determined the volatility for stock options granted in 2007 based on a weighted combination of per share closing prices reported on the Toronto Stock Exchange, and historical and reported data for a peer group of companies that issued options with substantially similar terms.  The expected life of options has been determined utilizing the “simplified” method as prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, “Share-Based Payment”. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS No. 123.  As a result, the Company applied estimated forfeiture rates of between 11% and 13%, and 12% and 13% during the years ended December 31, 2007 and 2006, respectively, in determining the expense recorded in the accompanying consolidated statements of operations.  The effect on compensation expense for the year ended December 31, 2007 from changes in the forfeiture rate in 2007 of previous years’ stock option grants, resulted in an increase in compensation expense of less than $1,000.

For the year ended December 31, 2007, the Company recorded stock-based compensation expense of approximately $982,000 in connection with share-based payment awards as follows: approximately $753,000 in sales and marketing, approximately $103,000 in cost of revenue and approximately $126,000 in general and administrative expenses.  For the year ended December 31, 2006, the Company recorded stock-based compensation expense of approximately $44,000 in connection with share-based payment awards as follows: approximately $20,000 in sales and marketing, approximately $2,000 in cost of revenue and approximately $22,000 in general and administrative expenses. As of December 31, 2007, there was approximately $3,024,000 of unrecognized compensation expense related share-based awards, including approximately $1,513,000 related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 3.18 years, and approximately $1,511,000 related to non-vested restricted stock awards. See Note 6 for a summary of the share-based activity under the Company’s stock-based employee compensation plans for the years ended December 31, 2007, 2006 and 2005.

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

Prior to November 16, 2006, there had been no public market for the Company’s common stock and the fair value for the Company’s common stock was estimated by the Board, with input from management as well as from independent appraisals. The Board exercised judgment in determining the estimated fair value of the Company’s common stock on the date of grant based on several factors, including the liquidation preferences, dividend rights, and voting control attributable to the Company’s then-outstanding convertible preferred stock and, primarily, the likelihood of achieving a liquidity event such as an initial public offering or sale of the Company. In the absence of a public trading market for the Company’s common stock, the Board considered objective and subjective factors in determining the fair value of the Company’s common stock. The Company believes this to have been a reasonable methodology based upon the Company’s internal peer company analyses and based on arms-length transactions, when applicable, involving the Company’s common stock supportive of the results produced by this valuation methodology.

For the years ended December 31, 2007 and 2006, options to purchase 3,020,000 and 1,262,000 shares of common stock were granted, respectively, at weighted exercise prices of $1.24 and $0.79, respectively.  The weighted average fair value of the Company’s common stock at option grant date for the years ended December 31, 2007 and 2006 was $1.17 and $0.78, respectively.  Additionally, 1,928,500 shares of restricted stock were granted for the twelve months ended December 31, 2007.

In preparing for the initial public offering of the Company’s common stock, the Company reassessed the valuations of its common stock during 2006, in accordance with the American Institute of Certified Public Accountants (“AICPA’s”) Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the “Practice Aid”). In May 2006, the company engaged an unrelated third-party valuation specialist to assist management in providing a retrospective valuation report of option grants during the first quarter of 2006 and a prospective valuation of the July 31, 2006 option grants. The third-party valuation specialist valued the Company’s common stock (both voting and non-voting common stock) at approximately $0.30, $0.39 and $0.95 as of January 16, 2006, February 10, 2006 and July 31, 2006, respectively, representing the dates when certain stock options were granted.

The Company believes that the valuation methodologies that were used were consistent with the Practice Aid. With the exception of one option to purchase 60,000 shares on March 30, 2006, the Company has concluded that for all options granted to employees during the two years ended December 31, 2005 and the period from January 1, 2006 to November 16, 2006, the fair value of its common stock, for financial reporting purposes, did not exceed the exercise price for those options at the time of grant. The Company granted stock options to purchase 60,000 shares of non-voting common stock, on March 30, 2006, to an employee with an exercise price of $0.38 per share, which was $0.12 per share below fair value as subsequently determined by the Board of Directors. Compensation expense related to this grant was deemed to be immaterial. On July 19, 2006 the Company and the option holder agreed to terminate the option grant. On July 31, 2006, the Company granted this employee an option to purchase 72,000 shares of common stock at an exercise price of $0.95, which the Board determined to be the fair value at that date. No stock-based compensation expense was recorded for the year ended December 31, 2005 as the exercise price of the Company’s stock options was equal to the estimated fair value of the Company’s common stock on the date of grant.

The Company accounts for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS No. 123(R) and EITF 96-18, “Accounting for Equity Instruments That Are Issuedto Other Than Employees for Acquiring, or in Conjunction With Selling, Goods orServices”. The Company granted 455,000 shares of restricted common stock during 2007 to non-employees in consideration for services performed. At the time of the grants, these shares of restricted stock had a fair value of approximately $523,000, based on the fair value of the Company’s common stock at the grant date.  The Company recognized a charge of approximately $488,000 to sales and marketing expense in the statements of operations for the year ended December 31, 2007 related to these grants.

The Company provides the disclosures as required by SFAS No. 148, “Accountingfor Stock-Based Compensation and Disclosure, an Amendment of FASB Statement No.123”.

The following table illustrates the assumptions used and the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. For purposes of this pro forma disclosure, the Company estimated the fair value of stock options issued to employees using the minimum value option-pricing model. The Company’s use of the minimum value model was primarily due to the determination as to its appropriateness, as well as its general acceptance as an option valuation technique for private companies.

The weighted-average assumptions used to calculate the SFAS No. 123 pro forma expense for stock options granted to employees and directors for the year ended December 31, 2005:

Dividend yield	0%
Risk-free interest rate	3.63% to 4.22%
Expected life	5 years
Volatility	0%

Had compensation cost for these awards been determined consistent with SFAS No. 123, the Company’s net income would have been as follows:

2005

Net income available to common shareholders, as reported	$1,040,051
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,499)
Net income available to common shareholders, pro forma	$1,032,552
As Reported Per Share Amounts:
Basic net income per weighted average voting common share	$0.02
Basic net income per weighted average non-voting common share	$0.02
Diluted net income per weighted average common share	$0.02
Pro-forma Per Share Amounts:
Pro-forma basic net income per weighted average voting common share	$0.02
Pro-forma basic net income per weighted average non-voting common share	$0.02
Pro-forma diluted net income per weighted average common share	$0.02

As stock options vest over several years and additional stock option grants are expected to be made each year, the above pro forma disclosures are not necessarily representative of pro forma effects on results of operations for future periods.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) requires an acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.  The Company expects to adopt SFAS No. 141(R) on January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”).  SFAS No. 160 clarifies that a noncontrolling or minority interest in a subsidiary is considered an ownership interest and, accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  The Company expects to adopt SFAS No. 160 on January 1, 2009.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In December of 2007, the FASB agreed to a one year deferral of SFAS No. 157’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis.  The Company’s management is currently evaluating the requirements of SFAS No. 157, but does not expect it to have a material impact on the Company’s 2008 consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008, but has not yet elected the fair value option for any items permitted under SFAS No. 159.

NOTE 3 — TRADE ACCOUNTS RECEIVABLE, NET

The Company generally does not directly invoice energy suppliers and, therefore, reports a significant portion of its receivables as “unbilled.” Unbilled accounts receivable represents management’s best estimate of energy provided by the energy suppliers to the energy consumers for a specific completed time period at contracted commission rates.

Trade accounts receivable, net consists of the following:
	December 31,
	2007	2006

Unbilled accounts receivable	$1,619,440	$1,698,665
Billed accounts receivable	263,793	4,133
	1,883,233	1,702,798
Allowance for doubtful accounts	(5,000)	—
Trade accounts receivable, net	$1,878,233	$1,702,798

NOTE 4 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:
	December 31,
	2007	2006

Leasehold improvements	$65,451	$16,751
Equipment	426,781	225,051
Furniture and fixtures	418,974	194,552
	911,206	436,354
Less accumulated depreciation	(315,256)	(210,422)
Property and equipment, net	$595,950	$225,932

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $104,834, $62,156 and $51,084, respectively. Property and equipment purchased under capital lease obligations at December 31, 2007 and 2006 was $271,104 for both years, respectively. Accumulated depreciation for property and equipment purchased under capital lease was $182,872 and $137,758 at December 31, 2007 and 2006, respectively.

NOTE 5 — SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

On November 16, 2006, in connection with its initial public offering, the Company amended its Certificate of Incorporation to eliminate all references to the Series A Preferred Stock and authorize 5,000,000 shares of $0.0001 par value undesignated preferred stock.  No shares have been issued as of December 31, 2007 and 2006.

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

The Company had classified the Series A Preferred outside of permanent equity due to its redemption feature being outside the control of the Company. The activity within the Series A Preferred shares and redemption value for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Number of Shares	Redemption Value
Balance, December 31, 2004	10,433,504	1,494,499
Accretion of stock issuance costs	—	7,199
Balance, December 31, 2005	10,433,504	1,501,698
Accretion of stock issuance costs	—	6,299
Conversion of Series A Preferred into common stock	(10,433,504)	(1,507,997)
Balance, December 31, 2006 and 2007	—	$—

NOTE 6 — COMMON STOCK

On March 31, 2003, the Board increased the number of shares of $0.0001 par value common stock from 50,000,000 to 90,000,000, of which 75,000,000 were designated voting common stock (“Voting Common Stock”) and 15,000,000 were designated as non-voting common stock (“Non-Voting Common Stock”).

On October 16, 2006, the Company amended its Certificate of Incorporation to increase the authorized shares of voting common stock from 75,000,000 to 100,000,000 shares.  The total number of shares of all classes of stock which the Company had the authority to issue after this amendment was 130,000,000, consisting of 15,000,000 shares of Non-Voting Common Stock, 100,000,000 shares of Voting Common Stock and 15,000,000 shares of Series A Preferred.

On November 16, 2006, the Company completed its initial public offering of 27,441,064 shares of common stock at a price of CDN$1.05 (approximately US$0.93) per share. The offering was comprised of 20,000,000 shares sold by the Company for gross proceeds to the Company of CDN$21,000,000 and 7,441,064 shares sold by certain selling stockholders for gross proceeds to such stockholders of approximately CDN$7,800,000. In connection with this offering, the Company amended its Certificate of Incorporation to increase the authorized shares of common stock from 100,000,000 to 150,000,000 shares.  The total number of shares of all classes of stock which the Company has the authority to issue after this amendment is 155,000,000, consisting of 150,000,000 shares of common stock and 5,000,000 shares of undesignated preferred stock.

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

As of December 31, 2007, 2006 and 2005, 82,399,241, 76,511,741 and 33,049,473 shares of Voting Common Stock were issued and outstanding, respectively, while 6,792,135 shares of Non-Voting Common Stock were issued and outstanding as of December 31, 2005.  The holders of the Non-Voting Common Stock had the same privileges and rights of the holders of the Voting Common Stock, except for the right to vote. The 8,982,806 shares of Non-Voting Common Stock automatically converted to Voting Common Stock at the closing of the initial public offering of the Company’s common stock.

On June 1, 2007, the Company issued 5,375,000 common shares of World Energy in connection with the acquisition of substantially all of the assets of EnergyGateway. The shares were valued at approximately $6,536,000 based on the average closing price on the Toronto Stock Exchange for the two days before and after the announcement date of $1.22 per share. Approximately 2.175 million of the shares that the Company delivered to EnergyGateway in connection with this transaction (or the proceeds upon any sale thereof) are being held in escrow for 18 months following the closing of the sale to secure various indemnification obligations of EnergyGateway and its members.

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

During each of the two years in the period ended December 31, 2006, the Company and the Board had determined the fair value of the Series A Preferred, the Voting and Non-Voting Common Stock at each issuance of such equity awards. Prior to the consummation of the Company’s initial public offering the fair value of the Voting and Non-Voting Common Stock had been determined by the Board at the measurement date of each of the aforementioned equity awards, based on a variety of different factors including, but not limited to the Company’s financial position and historical financial performance, the status of technological developments within the Company, the composition and ability of the current engineering, operations, and management team, an evaluation and benchmark of the Company’s competition, the current climate in the marketplace, the illiquid nature of the common stock, arms-length sales and anticipated sales of the Company’s capital stock (including preferred stock), the effect of the rights and preferences of preferred shareholders, independent third party appraisals, and the prospects of a liquidity event, among others.

Treasury Stock

On March 14, 2006, the Company purchased 25,000 of its Voting Common Stock from certain shareholders at $2.00 per share. The excess of the purchase price and the then deemed fair value on the date of the purchase of $0.50 per share, or $37,500, has been charged to general and administrative expense. On June 19, 2006, the Board voted to retire all its treasury stock (700,346 shares) which had a cost of $164,453.

Common Stock Warrants

At December 31, 2007, the Company had outstanding warrants to purchase 2,000,814 shares of common stock at a weighted average exercise price of $0.54. During 2005, the Company issued warrants to purchase 3,000,000 shares of Voting Common Stock in connection with the subordinated note issued to Massachusetts Capital Resource Company, or MCRC. Of the warrants that were issued in connection with this note, 600,000 were vested upon issuance and the remaining 2,400,000 did not vest and subsequently expired due to the successful consummation of the Company’s initial underwritten public offering of its common stock on November 16, 2006. On December 4, 2006, MCRC exercised its warrant to purchase 600,000 shares of the Company’s common stock at $0.40 in connection with the redemption of the subordinated note by the Company.

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

	Shares	Weighted Average Exercise Price
Warrants outstanding, December 31, 2004	1,321,772	$0.03
Granted	3,000,000	$0.40
Exercised	—	$—
Canceled/expired	—	$—
Warrants outstanding, December 31, 2005	4,321,772	$0.29
Granted	1,150,000	$0.92
Exercised	(1,070,958)	$0.24
Canceled/expired	(2,400,000)	$0.40
Warrants outstanding, December 31, 2006 and 2007	2,000,814	$0.54

The weighed average remaining contractual life of warrants outstanding is 1.3 years and 2.3 years as of December 31, 2007 and 2006, respectively.

Stock Options

On May 9, 2003, the Company formally approved the adoption of the 2003 Stock Incentive Plan (the “2003 Plan”) and authorized 15,000,000 shares for the grant of options to purchase shares of Voting Common Stock.  As of December 31, 2007, 4,163,029 shares of common stock were reserved under the 2003 Plan.  No further grants are allowed under the 2003 Plan.  On November 16, 2006, the Company adopted the 2006 Stock Incentive Plan (the “2006 Plan”) and authorized 4,738,161 shares of common stock for grant thereunder.  A summary of option activity under the Plans is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004	6,664,200	$0.03
Granted	440,000	$0.24
Canceled	(1,392,500)	$0.03
Exercised	(240,000)	$0.03
Outstanding at December 31, 2005	5,471,700	$0.04
Granted	1,262,000	$0.79
Canceled	(60,000)	$0.38
Exercised	(2,190,671)	$0.03
Outstanding at December 31, 2006	4,483,029	$0.26
Granted	3,020,000	$1.24
Canceled	(687,500)	$0.82
Exercised	(112,500)	$0.03
Outstanding at December 31, 2007	6,703,029	$0.65

A summary of options outstanding and options exercisable as of December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
Range of		Remaining	Aggregate	Number	Remaining	Aggregate
Exercise		Contractual	Intrinsic	Of Shares	Contractual	Intrinsic
Prices	Options	Life	Value	Exercisable	Life	Value
$0.02 - $0.23	2,651,029	2.82 Years	$2,081,058	2,646,029	2.82 Years	$2,077,133
$0.24 - $1.12	1,612,000	4.78 Years	391,300	670,625	4.87 Years	229,263
$1.13 - $1.34	2,440,000	6.36 Years	—	30,000	5.96 Years	—
	6,703,029	4.58 Years	$2,472,358	3,346,654	3.26 Years	$2,306,396

The aggregate intrinsic value in the table above represents the total intrinsic value of our outstanding options and exercisable options as of December 31, 2007. The aggregate intrinsic value of options exercised during the year ended December 31, 2007 was approximately $126,000.  At December 31, 2007, the weighted average exercise price of options outstanding and exercisable was $0.64 and $0.13, respectively.  The weighted average fair value of option grants for the years ended December 31, 2007 and 2006 was $0.58 and $0.36, respectively.

Restricted Stock

A summary of restricted stock activity under the 2006 Plan for the year ended December 31, 2007 is as follows:

	Shares	Weighted Average Grant Price
Outstanding at December 31, 2006	—	$—
Granted	1,928,500	$1.13
Cancelled	(80,000)	$1.21
Vested	(400,000)	$1.21
Unvested at December 31, 2007	1,448,500	$1.10

There were 8,151,529 shares reserved for issuance under these plans, and 349,661 shares available for grant under the 2006 Plan at December 31, 2007.

NOTE 7 — RELATED PARTIES

In 2006, the Company entered into a consulting agreement with a member of the Board to assist the Company with strategic planning. Costs incurred during the year ended December 31, 2007 were approximately $209,000 and were charged to general and administrative expense.  Amounts owed by the Company at December 31, 2007 on behalf of the agreement were $9,700.

NOTE 8 — INCOME TAXES

The components of the net deferred tax asset are as follows:

	December 31,
	2007	2006
Depreciation and amortization	$166,694	$22,242
Commission income	(462,079)	(266,310)
Accruals and reserves	753,407	155,263
Prepaids	(13,428)	20,099
Net operating loss carryforwards	4,254,013	1,769,489
	4,698,607	1,700,783
Valuation allowance	(4,698,607)	(639,063)
	$—	$1,061,720

The provision for income taxes is comprised of the following:

	Years Ended December 31,
	2007	2006	2005
Current income tax expense:
Federal	$—	$—	$—
State	—	—	—
	—	—	—
Deferred income tax expense (benefit):
Federal	823,703	(232,091)	(588,120)
State	238,017	(72,137)	(165,880)
	1,061,720	(304,228)	(754,000)
Total income tax expense (benefit)	$1,061,720	$(304,228)	$(754,000)

A reconciliation of the Company’s federal statutory tax rate to its effective rate is as follows:

	Years Ended December 31,
	2007	2006	2005
Income tax at federal statutory rate	(34.0)%	(34.0)%	34.0%
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	(6.3)%	(6.3)%	6.3%
Permanent differences	0.7%	2.1%	2.3%
Change in valuation allowance	53.6%	0.0%	(270.0)%
	14.0%	(38.1)%	(227.4)%

As of December 31, 2007, the Company has federal net operating loss carryforwards of approximately $10,800,000 which begin to expire in 2022, and state net operating loss carryforwards of approximately $10,300,000, which begin to expire in 2008.  A valuation allowance is established, if it is more likely than not, that all or a portion of the deferred tax asset will not be realized.

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for IncomeTaxes”(“SFAS No. 109”). Deferred tax assets and liabilities are determined at the end of each period based on the future tax consequences that can be attributed to net operating loss carryforwards, as well as differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax basis. Deferred income tax expense or credits are based on changes in the asset or liability from period to period. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income. In determining the valuation allowance, the Company considers past performance, expected future taxable income, and qualitative factors which are considered to be appropriate in estimating future taxable income. The Company’s forecast of expected future taxable income is for future periods that can be reasonably estimated.  The Company has historically utilized a three year forecasting window to determine its expected future taxable income. As of December 31, 2006, the Company had cumulative net income for the three years then ended and the expected future taxable income anticipated from 2007 through 2009 was deemed adequate on a present value basis to benefit the majority of our deferred tax assets (primarily net operating loss carryforwards).  During 2007, the Company accelerated its growth in excess of its initial expectations to address the strategic initiatives outlined at the time of our initial public offering.  The Company grew from 20 employees as of December 31, 2006 to 63 as of December 31, 2007, acquired one of its main competitors in the retail energy market, and developed its wholesale and environmental commodity product lines. These initiatives increased the Company’s loss for 2007 resulting in a three-year cumulative loss as of December 31, 2007 and increased its operating expenses. A three-year cumulative loss is significant negative evidence in considering whether the deferred tax assets are realizable and generally precludes relying on projections of future taxable income to support the recovery of deferred tax assets. While the Company expects its near term future income will be adequate on a present value basis to benefit substantially all of its current deferred tax assets, the recent three-year cumulative loss is given more weight than projected future income when determining the need for a valuation.  Therefore, during the fourth quarter of 2007, the Company recorded a full valuation allowance against its deferred tax assets of approximately $4.1 million, and maintains a cumulative valuation allowance of approximately $4.7 million at December 31, 2007.

The amount of the net deferred tax asset considered realizable at December 31,2007 could be reduced or increased in the near term if estimates of future taxable income during the carryforward period change.

The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by the taxing authorities in accordance with the recognition and measurement standards of FIN 48.  At December 31, 2007, there are no expected material, aggregate tax effect of differences between tax return positions and the benefits recognized in the financial statements.

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

NOTE 9 — COMMITMENTS

Leases

The Company leases certain equipment under capital leases that expire through May 2011 and are collateralized by the related equipment. The Company has accounted for these leases using an incremental borrowing rate of 8%. The Company maintains operating leases for office space in seven locations in the United States, paid in installments due the beginning of each month and that expire through July 2012. Future aggregate minimum payments under capital and operating leases as of December 31, 2007 were as follows:

	Capital Leases	Operating Leases
2008	$47,223	$304,537
2009	44,745	295,381
2010	3,192	152,275
2011	798	135,630
2012	—	42,973
Total future minimum lease payments	95,958	$930,796
Less: amounts representing interest	(8,112)
Present value of future minimum lease payments	87,846
Less: current portion	41,624
Capital lease obligation, net of current portion	$46,222

The accompanying statement of operations for the years ended December 31, 2007, 2006, and 2005 includes $242,813, $118,902 and $78,800 of rent expense, respectively.

Service Agreement

In 2007, the Company entered into a service agreement with an unrelated party for a hosting environment and dedicated server for the Company’s online energy procurement software. The terms of the agreement requires quarterly and monthly payments amounting to approximately $8,400 per quarter. The agreement expires in May 2008.

NOTE 10 — ACQUISITION

On June 1, 2007, the Company acquired substantially all of the assets of EnergyGateway for $4,951,758 in cash and 5,375,000 common shares of World Energy plus the assumption of certain liabilities. The shares were valued at approximately $6,536,000 based on the average closing price on the Toronto Stock Exchange for the two days before and after the announcement date of $1.22 per share. Approximately 2.175 million of the shares that the Company delivered to EnergyGateway in connection with this transaction (or the proceeds upon any sale thereof) are being held in escrow for 18 months following the closing of the sale to secure various indemnification obligations of EnergyGateway and its members. EnergyGateway, located near Columbus, Ohio, was an online broker of natural gas and electricity for commercial and industrial consumers in the United States. It provided its customers with professional energy purchasing services, including access to its proprietary ‘post and bid’ online procurement system called EGate.

The total purchase price was $11,440,358, net of cash acquired, and includes related acquisition costs of $229,500, plus the assumption of certain liabilities of $138,128. The EnergyGateway operations have been included within our consolidated results from June 1, 2007.  The cost of the acquisition was allocated to the assets and liabilities assumed based on estimates of their respective fair values at the date of acquisition resulting in net assets of $8,261,657. The excess purchase price of $3,178,701 has been recorded as goodwill which is fully deductible for tax purposes. Management is responsible for the valuation of net assets acquired and considered a number of factors, including valuations and appraisals, when estimating the fair values and estimated useful lives of acquired assets and liabilities. During the third quarter of 2007, the Company refined estimates recorded in the second quarter of 2007 and finalized the valuation of intangible assets through a reduction of $660,000 in customer relationships resulting in a corresponding increase to goodwill.

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

The following unaudited pro forma information assumes that the acquisition of EnergyGateway assets had been completed as of January 1, 2006:

	Years Ended December 31,
	2007	2006
Revenues	$10,461,780	$8,617,678
Net loss available to common stockholders	$(9,448,352)	$(1,719,847)
Loss per share: Net loss available to common stockholders per share – basic	$(0.12)	$(0.03)
Net loss available to common stockholders per share – diluted	$(0.12)	$(0.03)

Weighted average number of common and common equivalent shares outstanding – basic	82,017,220	50,951,477
Weighted average number of common and common equivalent shares outstanding – diluted	82,017,220	50,951,477

The pro forma financial information is not necessarily indicative of the results to be expected in the future as a result of the acquisition of EnergyGateway.

NOTE 11 — 401(k) PLAN

During the fourth quarter of 2006, the Company established the World Energy Solutions, Inc. 401(k) Plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code covering all eligible employees.  Employees of the Company may participate in the 401(k) Plan after reaching the age of 21.  The Company may make discretionary matching contributions as determined from time to time. Employee contributions vest immediately, while Company matching contributions begin to vest after one year service and continue to vest at 20% per year over the next five years.  To date, the Company has not made any discretionary contributions to the 401(k) Plan.

EXHIBIT INDEX

Exhibit		Description

2.1
Asset Purchase Agreement by and among World Energy Solutions, Inc., EnergyGateway, LLC and the Members of EnergyGateway,   LLC dated May 23, 2007 (incorporated by reference to Exhibit 99.1 to our report on Form 8-K filed May 24, 2007 (File No. 333-136528)).

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