Form 10-Q
period 2008-03-31
World Energy Solutions, Inc.
filed 2008-05-08
CIK 1371781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008; or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________ to ______________

Commission file number:  333-136528

World Energy Solutions, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3474959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

446 Main Street
Worcester, Massachusetts 01608
(Address of principal executive offices)

508-459-8100
(Registrant's telephone number)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Non-Accelerated Filer ☐
(Do not check if a smaller reporting company)

Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 1, 2008, the registrant had 84,748,734 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$4,063,152	$7,001,884
Trade accounts receivable, net	2,097,731	1,878,233
Prepaid expenses and other current assets	386,768	338,049
Total current assets	6,547,651	9,218,166
Property and equipment, net	598,209	595,950
Capitalized software, net	510,868	463,888
Intangibles, net	6,970,749	7,316,916
Goodwill	3,178,701	3,178,701
Other assets	26,944	26,944
Total assets	$17,833,122	$20,800,565

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$589,969	$980,488
Accrued commissions	646,969	712,919
Accrued compensation	853,130	1,516,418
Accrued expenses	373,611	279,162
Deferred revenue and customer advances	347,979	363,933
Capital lease obligations	39,980	41,624
Total current liabilities	2,851,638	3,894,544
Capital lease obligations, net of current portion	35,921	46,222
Total liabilities	2,887,559	3,940,766
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized; 82,695,234 and 82,399,241 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	8,270	8,240
Additional paid-in capital	29,950,507	29,704,831
Accumulated deficit	(15,013,214)	(12,853,272)
Total stockholders’ equity	14,945,563	16,859,799
Total liabilities and stockholders’ equity	$17,833,122	$20,800,565

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue:
Brokerage commissions and transaction fees	$2,774,055	$1,501,137
Management fees	340,462	—
Total revenue	3,114,517	1,501,137
Cost of revenue	1,236,053	396,361
Gross profit	1,878,464	1,104,776
Operating expenses:
Sales and marketing	2,643,736	1,102,035
General and administrative	1,420,983	912,993
Total costs and expenses	4,064,719	2,015,028
Operating loss	(2,186,255)	(910,252)
Interest income, net	26,313	204,024
Loss before income taxes	(2,159,942)	(706,228)
Income tax benefit	—	266,792
Net loss	(2,159,942)	(439,436)
Loss per share:
Net loss per common share – basic	$(0.03)	$(0.01)
Net loss per common share – diluted	$(0.03)	$(0.01)
Weighted average shares outstanding – basic and diluted	82,519,476	76,511,741

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,159,942)	$(439,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	434,675	33,911
Deferred taxes	—	(276,748)
Share-based compensation	235,812	38,127
Changes in assets and liabilities, net of the effects of acquisition:
Trade accounts receivable	(219,498)	70,453
Prepaid expenses and other assets	(48,719)	(30,019)
Accounts payable	(390,519)	(460,294)
Accrued commissions	(65,950)	(217,768)
Accrued compensation	(663,288)	8,887
Accrued expenses	94,449	59,045
Deferred revenue and customer advances	(15,954)	(63,544)
Net cash used in operating activities	(2,798,934)	(1,277,386)
Cash flows from investing activities:
Cost incurred in software development	(97,043)	(44,903)
Purchases of property and equipment	(40,704)	(48,202)
Net cash used in investing activities	(137,747)	(93,105)
Cash flows from financing activities:
Proceeds from exercise of stock options	7,839	—
Proceeds from exercise of stock warrants	2,055	—
Principal payments on capital lease obligations	(11,945)	(13,599)
Net cash used in financing activities	(2,051)	(13,599)
Net decrease in cash and cash equivalents	(2,938,732)	(1,384,090)
Cash and cash equivalents, beginning of period	7,001,884	17,483,886
Cash and cash equivalents, end of period	$4,063,152	$16,099,796
Supplemental disclosure of cash flow information:
Net cash received for interest	$27,215	$207,703
Non-cash investing and financing activities:
Reversal of accrued expenses related to initial public offering of common Stock	$—	$38,467

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2008

1.        Nature of Business and Basis of Presentation

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

2.        Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments consisting of normal recurring adjustments and accruals necessary for the fair presentation of the Company’s financial position as of March 31, 2008 and the results of its operations and cash flows for the three months ended March 31, 2008 and 2007, respectively. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2008.

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

The Company’s most judgmental estimates relate to revenue recognition and the estimate of actual energy purchased from the energy supplier by the end user of such energy; the fair value of the Company’s equity securities where there was no ready market for the purchase and sale of those shares prior to our November 16, 2006 initial public offering of common stock; the valuation of intangible assets and goodwill; and estimates of future taxable income as it relates to the realization of the Company’s net deferred tax assets. The effect of those estimates could have a material impact on the Company’s estimation of commission revenue, accounts receivable, intangible assets, accrued commission expense, income taxes, share-based compensation and earnings per share.

On January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“FAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), that deferred the effective date of FAS 157 for one year for nonfinancial assets and liabilities recorded at fair value on a non-recurring basis. The effect of adoption of FAS 157 for financial assets and liabilities recognized at fair value on a recurring basis did not have a material impact on the Company’s financial position and results of operations. The Company is assessing the impact of FAS 157 for nonfinancial assets and liabilities.

3.        Earnings (Loss) Per Share

As of March 31, 2008 and 2007, the Company only had one issued and outstanding class of stock – common stock.  As a result, the basic loss per share for the three months ended March 31, 2008 and 2007, respectively, is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period.

The computed loss per share does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on loss per share.  As the Company was in a net loss position for both periods, all common stock equivalents were anti-dilutive.  Therefore, the weighted average number of basic and diluted voting common shares outstanding at March 31, 2008 and 2007 were 82,519,476 shares and 76,511,741 shares, respectively.

For the three months ended March 31, 2008, 758,805, 2,822,096 and 1,616,852 weighted average shares issuable relative to common stock warrants, common stock options and restricted stock, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive due to the Company’s net loss position.

For the three months ended March 31, 2007, 822,889 and 1,858,137 weighted average shares issuable relative to common stock warrants and stock options, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive due to the Company’ net loss position.

At March 31, 2008, 1,600,000 and 1,150,000 shares issuable relative to common stock options and common stock warrants, respectively, had exercise prices that exceeded the average market price of the Company’s common stock and were excluded from the calculation of diluted shares since the inclusion of such shares would be anti-dilutive.

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

The following represents revenue and trade accounts receivable from energy suppliers exceeding 10% of the total in each category:

	Revenue for the three months ended March 31,		Trade Accounts Receivable as of
Energy Supplier	2008	2007	March 31, 2008

A	20%	20%	22%
B	7%	16%	8%
C	2%	12%	9%
D	8%	12%	12%

In addition to its direct relationship with energy suppliers, the Company also has direct contractual relationships with energy consumers for the online procurement of certain of their energy needs.  These energy consumers are primarily large businesses and government organizations.  For the three months ended March 31, 2008, two of these energy consumers accounted for transactions resulting in over 10% individually, and approximately 24% in the aggregate of our revenue.  For the three months ended March 31, 2007, three of these energy consumers accounted for transactions resulting in over 10%, individually, and approximately 58% in the aggregate, of our revenue.

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and displaying comprehensive income (loss) and its components in financial statements.

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

Trade accounts receivable, net consists of the following:

	March 31, 2008	December 31, 2007
Unbilled accounts receivable	$1,707,967	$1,619,440
Billed accounts receivable	394,764	263,793
	2,102,731	1,883,233
Allowance for doubtful accounts	(5,000)	(5,000)
Trade accounts receivable, net	$2,097,731	$1,878,233

6.        Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31, 2008	December 31, 2007
Leasehold improvements	$65,451	$65,451
Equipment	452,312	426,781
Furniture and fixtures	434,147	418,974
	951,910	911,206
Less accumulated depreciation:	(353,701)	(315,256)
Property and equipment, net	$598,209	$595,950

Depreciation expense for the three months ended March 31, 2008 and 2007 was $38,445 and $16,772, respectively. Property and equipment purchased under capital lease obligations for the three months ended March 31, 2008 and for the year ended December 31, 2007 was $271,104 for both periods, respectively. Accumulated depreciation for property and equipment purchased under capital lease was $192,483 and $182,872 at March 31, 2008 and December 31, 2007, respectively.

7.        Share-Based Compensation

In accordance with SFAS No. 123(R) “Stock-Based Compensation”, the Company recognizes the compensation cost of share-based awards on a straight-line basis over the requisite service period of the award.  For the three months ended March 31, 2008, share-based awards consisted of grants of restricted stock, and for the three months ended March 31, 2007, share-based awards consisted of grants of stock options.  The restrictions on the restricted stock lapse over the vesting period.  The vesting period of restricted stock is determined by the Board of Directors, and is generally four years for employees.  The per-share weighted-average fair value of stock options granted during the three months ended March 31, 2007 was $0.44 on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Three-months ended March 31,	Expected Dividend Yield	Risk Interest Rate	Expected Option Life	Expected Volatility
2007	—	4.55%	4.75 years	48%

For the three months ended March 31, 2008 and 2007, the Company recorded share-based compensation expense of approximately $236,000 and $38,000 in connection with share-based payment awards, respectively.  The share-based compensation expense for the three months ended March 31, 2008 and 2007 included approximately $130,000 and $8,000 in sales and marketing, approximately $54,000 and $15,000 in cost of revenue and approximately $52,000 and $15,000 in general and administrative expenses, respectively.  As of March 31, 2008, there was approximately $1,394,000 of unrecognized gross compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.91 years.  As of March 31, 2008, there was approximately $1,779,000 of unrecognized gross compensation expense related to non-vested restricted stock awards.

The Company has two stock incentive plans: the 2003 Stock Incentive Plan, or the 2003 Plan, and the 2006 Stock Incentive Plan, or the 2006 Plan.  As of March 31, 2008, 3,935,529 shares of common stock were reserved under the 2003 Plan.  No further grants are allowed under the 2003 Plan.  As of March 31, 2008, 4,738,161 shares of common stock were reserved under the 2006 Plan representing 1,720,000 outstanding stock options, 2,353,500 shares of restricted stock granted and 664,661 shares available for grant.  A summary of stock option activity under both plans for the three months ended March 31, 2008 is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2007	6,703,029	$0.65
Granted	—	$—
Cancelled	(820,000)	$1.29
Exercised	(227,500)	$0.03
Outstanding at March 31, 2008	5,655,529	$0.55

A summary of restricted stock activity under the 2006 Plan for the three months ended March 31, 2008 is as follows:

	Shares	Weighted Average Grant Price
Outstanding at December 31, 2007	1,448,500	$1.10
Granted	565,000	$0.76
Cancelled	(60,000)	$0.69
Unvested at March 31, 2008	1,953,500	$1.01

A summary of common stock options outstanding and common stock options exercisable as of March 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
Range of		Remaining	Aggregate	Number	Remaining	Aggregate
Exercise		Contractual	Intrinsic	Of Shares	Contractual	Intrinsic
Prices	Options	Life	Value	Exercisable	Life	Value
$0.02 - $0.23	2,433,529	2.60 Years	$2,069,891	2,431,029	2.60 Years	$2,067,765
$0.24 - $1.12	1,502,000	4.70 Years	435,434	755,750	4.65 Years	279,685
$1.13 - $1.34	1,720,000	6.35 Years	—	37,500	5.71 Years	—
	5,655,529	4.30 Years	$2,505,325	3,224,279	3.11 Years	$2,347,450

The aggregate intrinsic value of options exercised during the three months ended March 31, 2008 was approximately $190,000.  At March 31, 2008, the weighted average exercise price of common stock options outstanding and exercisable was $0.58 and $0.16, respectively.

8.         Acquisition

On June 1, 2007, the Company acquired substantially all of the assets of EnergyGateway for $4,951,758 in cash and 5,375,000 common shares of World Energy plus the assumption of certain liabilities. The shares were valued at approximately $6,536,000 based on the average closing price on the Toronto Stock Exchange for the two days before and after the announcement date of $1.22 per share. Approximately 2.175 million of the shares that the Company delivered to EnergyGateway in connection with this transaction are, or their cash value, if liquidated is, being held in escrow for 18 months following the closing of the sale to secure various indemnification obligations of EnergyGateway and its members. EnergyGateway, located near Columbus, Ohio, was an online broker of natural gas and electricity for commercial and industrial consumers in the United States. It provided its customers with professional energy purchasing services, including access to its proprietary ‘post and bid’ online procurement system called EGate.

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

The following unaudited pro forma information assumes that the acquisition of EnergyGateway assets had been completed as of the beginning of 2007:

Three Months Ended March 31,
2007
Revenues	$2,324,579
Net loss available to common stockholders	$(654,606)
Loss per share: Net loss available to common stockholders per share – basic	$(0.01)
Net loss available to common stockholders per share – diluted	$(0.01)

Weighted average number of common and common equivalent shares outstanding – basic	81,886,741
Weighted average number of common and common equivalent shares outstanding – diluted	81,886,741

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

For the first three months of 2008 our increased cost structure reflects the execution of our growth plans when compared with the first three months of 2007.  As of March 31, 2008, we employed 62 full time employees versus 24 as of March 31, 2007.  The staffing increases were primarily related to the acquisition of substantially all of the assets of EnergyGateway LLC, or EnergyGateway, which employed 18 individuals, and the hiring of five additional sales and marketing professionals, eight individuals specifically focused on the green markets and seven individuals within our operations and administrative groups. These increased employee and related costs were the major factors contributing to our increased cost structure during the first three months of 2008 as compared to the same period in 2007. We expect our operating expenses to rise slightly as we expand our brokerage capabilities in our retail, wholesale and green product lines, including increased sales and marketing efforts and continued expansion of our back office operation.

During the latter half of the first quarter and continuing into the second quarter, there has been a sharp rise in commodity prices.  We believe that this increase has caused some of our customers in our wholesale and retail product lines to delay their energy purchasing decisions.  We have seen these rapid increases before and, based on our prior experience, we believe that customers who are now on the sidelines will come back to transact on our platform either when they have to renew their contract because they are close to their expiration date, prices come down to a level at which they are comfortable, or if they believe that the then-present environment represents a new market level.

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

Retail Natural Gas Transactions

There are two primary fee components to our retail natural gas services - transaction fees and management fees.  Transaction fees are billed to and paid by the energy supplier awarded business on the platform.  Transaction fees for natural gas and electricity awards are established prior to award and are the same for each supplier.  For the majority of our natural gas transactions, we bill the supplier upon the conclusion of the transaction based on the estimated energy volume transacted for the entire award term multiplied by the transaction fee.  Management fees are paid by our energy consumers and are generally billed on a monthly basis for services rendered based on terms and conditions included in contractual arrangements. While substantially all of our retail natural gas transactions are accounted for in accordance with this policy, a certain percentage is accounted for as the natural gas is consumed by the customer and recognized as revenue in accordance with the retail electricity transaction revenue recognition methodology described above.

Wholesale and Environmental Commodity Transactions

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

•	amortization of capitalized costs associated with our auction platform and acquired developed technology; and

•	rent, depreciation and other related overhead and facility-related costs.

Sales and marketing

Sales and marketing expenses consist primarily of:

•	salaries, employee benefits and stock-based compensation related to sales and marketing personnel;

•	third party commission expenses to our channel partners;

•	travel and related expenses;

•	amortization related to customer relationships and contracts;

•	rent, depreciation and other related overhead and facility-related costs; and

•	general marketing costs such as trade shows marketing materials and outsourced services;

General and administrative

General and administrative expenses consist primarily of:

•	salaries, employee benefits and stock-based compensation related to general and administrative personnel;

•	accounting, legal, recruiting and other professional fees; and

•	rent, depreciation and other related overhead and facility-related costs.

Interest income (expense), net

Interest income (expense), net consists primarily of:

•	interest income related to the invested portion of the proceeds from our initial public offering; and

•	interest expense related to capital leases

Results of Operations

The following table sets forth certain items as a percent of revenue for the periods presented:
	For the Three Months Ended March 31,
	2008	2007
Revenue	100%	100%
Cost of revenue	40	26
Gross profit	60	74
Operating expenses:
Sales and marketing	85	74
General and administrative	45	61
Operating loss	(70)	(61)
Interest income, net	1	14
Income tax benefit	—	18
Net loss	(69)%	(29)%

Comparison of the Three Months Ended March 31, 2008 and 2007

Revenue

	For the Three Months Ended March 31,
	2008	2007	Increase/(Decrease)
Revenue	$3,114,517	$1,501,137	$1,613,380	107%

Revenue increased 107%, primarily due to increased auction activity in multiple products lines, new customer wins and the acquisition of the assets of EnergyGateway during the three months ended March 31, 2008 as compared to the same period in the prior year. The revenue increase reflects the growth of our wholesale customer base to 20 in 2008 from 2 in 2007. In addition, the first quarter of 2008 benefited from increased activity in our retail business including the large state government procurements run during calender 2007 and an increase to 46 channel partners as of March 31, 2008 from 32 as of March 31, 2007. Of those channel partners, 26 had contributed to our revenue by brokering transactions over the exchange in 2008 as compared to 15 during 2007.

Cost of revenue

	For the Three Months March 31,
	2008		2007
	$	% of Revenue	$	% of Revenue	Increase/(Decrease)
Cost of revenue	$1,236,053	40%	$396,361	26%	$839,692	212%

The 212% increase in cost of revenue related to the three month period ended March 31, 2008 as compared to the same period in 2007 was substantially due to the addition of ten former EnergyGateway employees, an increase in salary and benefit costs associated with seven new supply desk employees and, to a lesser extent, amortization related to developed technology acquired. Cost of revenue as a percent of revenue increased 13% due to the cost increases noted above partially offset by the 107% increase in revenue.

Operating expenses

	For the Three Months Ended March 31,
	2008		2007
	$	% of Revenue	$	% of Revenue	Increase/(Decrease)
Sales and marketing	$2,643,736	85%	$1,102,035	74%	$1,541,701	140%
General and administrative	1,420,983	45	912,993	61	507,990	56
Total operating expenses	$4,064,719	130%	$2,015,028	135%	$2,049,691	102%

The 140% increase in sales and marketing expense for the three month period ended March 31, 2008 as compared to the same period in 2007 primarily reflects the addition of nine sales and marketing employees, general salary increases and the addition of the former EnergyGateway employees, as well as amortization related to customer relationships and contracts. Sales and marketing expense as a percentage of revenue increased 11% due to increased costs discussed above substantially offset by the 107% increase in revenue.

The 56% increase in general and administrative expenses for the three month period ended March 31, 2008 as compared to the same period in 2007 was primarily due to the addition of four corporate employees, the addition of the former EnergyGateway employees and assets and an increase in consulting costs. General and administrative expenses as a percent of revenue decreased 16% substantially due to the 107% increase in revenue, partially offset by the cost increases noted above.

Interest income (expense), net

Interest income, net was approximately $26,000 and $204,000 for the three months ended March 31, 2008 and 2007.  The decrease in interest income was primarily due to a lower average cash balance during the first quarter of 2008 as compared to the same period last year as we utilized the proceeds from our initial public offering to pursue our strategic initiatives, including the acquisition of EnergyGateway in the second quarter of 2007.

Income tax benefit (provision)

We did not record an income tax benefit for the three months ended March 31, 2008 as we provided a full valuation allowance against our deferred tax assets due to uncertainty regarding the realization of those deferred tax assets, primarily net operating loss carryforwards, in the future.  We recorded an income tax benefit of approximately $267,000 for the three months ended March 31, 2007, reflecting an expected federal and state tax rate of 38%.

Net loss

We reported a net loss for the three months ended March 31, 2008 of approximately $2,160,000 compared to a net loss of approximately $439,000 for the three months ended March 31, 2007. The increase in net loss is primarily due to the higher operating expenses and decreases in interest income and income tax benefit discussed above, partially offset by the increase in revenue.

Liquidity and Capital Resources

At March 31, 2008, we had no commitments for material capital expenditures. We have identified and executed against a number of strategic initiatives that we believe are key components of our future growth, including: expanding our community of channel partners, energy consumers and energy suppliers on our exchanges; strengthening and extending our long-term relationships with government agencies; entering into other energy-related markets; wholesale transactions with utilities and emerging green credits market participants; making strategic acquisitions and growing our sales force. We believe that our current management and financial resources are adequate to pursue these initiatives and to maintain our competitive position in both the short and long term.  As of March 31, 2008, our workforce numbered 62 reflecting an increase of 38 from the 24 we employed at March 31, 2007.  At March 31, 2008, we had 27 professionals in our sales and marketing and account management groups, 23 in our supply desk group and 12 in our general and administrative group.  While we expect to hire additional professionals as the need and/or opportunities arise, we do not expect to continue our expansion of the workforce in 2008 at the same rate as 2007.

Comparison of March 31, 2008 to December 31, 2007

	March 31, 2008	December 31, 2007	Increase/(Decrease)
Cash and cash equivalents	$4,063,152	$7,001,884	$(2,938,732)	(42)%
Trade accounts receivable	2,097,731	1,878,233	219,498	12
Days sales outstanding	61	56	5	9
Working capital	3,696,013	5,323,622	(1,627,609)	(31)
Stockholders’ equity	14,945,563	16,859,799	(1,914,236)	(11)

Cash and cash equivalents decreased 42%, primarily due to the pre-tax loss for the year and an increase in working capital. Trade accounts receivable increased 12% primarily due to an increase in days sales outstanding within our accounts receivable balance. Days sales outstanding increased by 5 days due to the timing of collections and a higher concentration of retail energy sales as compared to wholesale transactions during the first quarter of 2008 as compared to the fourth quarter of 2007. Revenue from our energy suppliers representing greater than 10% of our revenue decreased to 20% from one energy supplier from 60% from four energy suppliers for the three months ended March 31, 2008 and 2007, respectively. This decrease was directly related to the addition of the EnergyGateway customers and increase in wholesale transactions.

Working capital (consisting of current assets less current liabilities) decreased 31%, primarily due to the decrease in cash and cash equivalents resulting from the funding of the pre-tax loss for the year partially offset by an approximate $1.0 million decrease in current liabilities and, to a lesser extent, the increase in accounts receivable discussed above. Current liabilities decreased primarily due to a $663,000 decrease in accrued compensation and a $391,000 decrease in accounts payable.  Stockholders’ equity decreased 11% due to the net loss for the period partially offset by the exercise of stock options and warrants.

Cash used in operating activities for the three months ended March 31, 2008 and 2007 was approximately $2.8 million and $1.3 million, respectively, due primarily to the pre-tax losses and decreases in current liabilities for each respective period. Cash used in investing and financing activities for the three months ended March 31, 2008 and 2007 was approximately $140,000 and 107,000, respectively, primarily due to costs incurred in software development and purchases of property and equipment.

We have historically funded our operations with cash flow from operations and, when required, the issuance of various debt and equity instruments. We have approximately $4.1 million of cash and cash equivalents and no long term bank debt as of March 31, 2008.  We expect to continue to fund our operations from existing cash resources, operating cash flow and, when required, the issuance of various debt and equity instruments. That notwithstanding, we expect that our cash and cash equivalents on hand at March 31, 2008 will meet our working capital requirements at least to March 31, 2009.

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

The most judgmental estimates affecting our consolidated financial statements are those relating to revenue recognition and the estimate of actual energy purchased from the energy supplier and end user, or energy consumer, of such energy; software development costs; the fair value of our equity securities prior to our initial public offering when there was no ready market for the purchase and sale of these shares; the valuation of intangible assets and goodwill; impairment of long-lived assets; and estimates of future taxable income as it relates to the realization of our net deferred tax assets. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Refer to Note 2 of our consolidated financial statements within our Annual Report on Form 10-K as filed on March 13, 2008 for a description of our accounting policies.

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

In addition, we perform sensitivity analyses on this estimated data based on overall industry trends including prevailing weather and usage data. Once the actual data is received, we adjust the estimated accounts receivable and revenue to the actual total amount in the period during which the payment is received. Based on management’s current capacity to obtain actual energy usage, we currently estimate four to six weeks of revenue at the end of our accounting period. Differences between estimated and actual revenue have been within management’s expectations and have not been material to date.

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

Revenue Estimation

Our estimates in relation to revenue recognition affect revenue and sales and marketing expense as reflected on our statements of operations, and trade accounts receivable and accrued commissions accounts as reflected on our balance sheets. For any quarterly reporting period, we may not have actual usage data for certain energy suppliers and will need to estimate revenue. We record revenue based on the energy consumers’ historical usage profile. At the end of each reporting period, we adjust historical revenue to reflect actual usage for the period. For the three months ended March 31, 2008, we estimated usage for approximately 28% of our revenue resulting in a 0.27%, or $8,507, adjustment. This increase in revenue, which is based on adjusted year to date revenue for the quarter, resulted in an approximate $2,500 increase in sales and marketing expense related to third party commission expense associated with those revenues. Corresponding adjustments were made to trade accounts receivable and accrued commissions, respectively. A 1% difference between this estimate and actual usage would have an approximate $6,000 effect on our revenue for the three months ended March 31, 2008.

Software Development

Certain acquired software and significant enhancements to our software are recorded in accordance with Statement of Position (“SOP”) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use”. Accordingly, internally developed software costs of approximately $97,000 and $45,000 related to implementation, coding and configuration have been capitalized during the three months ended March 31, 2008 and 2007, respectively. We amortize internally developed and purchased software over the estimated useful life of the software (generally three years). Accordingly, during the three months ended March 31, 2008 and 2007, approximately $50,000 and $17,000 were amortized to cost of revenues.  Accumulated amortization was approximately $323,000 and $273,000 at March 31, 2008 and December 31, 2007, respectively.

Our estimates for capitalization of software development costs affect cost of revenue and capitalized software as reflected on our consolidated statements of operations and on our consolidated balance sheets. During the three months ended March 31, 2008, we capitalized approximately $97,000, or 0.5% of our total assets.  Amortization expense related to capitalized software for the three months ended March 31, 2008 was approximately 4.1% of cost of revenue. To the extent the carrying amount of the capitalized software costs may not be fully recoverable or that the useful lives of those assets are no longer appropriate, we may need to record an impairment (non-cash) charge and write-off a portion or all of the capitalized software balance on the balance sheet.

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

Pursuant to SFAS No. 142, we perform an annual impairment test for goodwill.  The impairment test for goodwill is a two-step process.  Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit.  If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit with the carrying amount of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill will be recorded as an impairment loss. During the first three months of 2008, no impairment of our goodwill was recorded.

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

Impairment of Long-Lived and Intangible Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we periodically review long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable or that the useful lives of those assets are no longer appropriate. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. During the first quarter of 2008, no impairment of our long-lived assets was recorded as no change in circumstances indicated that the carrying value of the assets was not recoverable.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”(“SFAS No. 109”). Deferred tax assets and liabilities are determined at the end of each period based on the future tax consequences that can be attributed to net operating loss carryforwards, as well as differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax basis. Deferred income tax expense or credits are based on changes in the asset or liability from period to period. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income. In determining the valuation allowance, we consider past performance, expected future taxable income, and qualitative factors which we consider to be appropriate in estimating future taxable income.  Our forecast of expected future taxable income is for future periods that can be reasonably estimated. Results that differ materially from current expectations may cause management to change its judgment on future taxable income. These changes, if any, may require us to adjust our existing tax valuation allowance higher or lower than the amount recorded.

Our estimates in relation to income taxes affect income tax benefit and deferred tax assets as reflected on our statements of operations and balance sheets, respectively. The deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized in the near term.  As of March 31, 2008, we had deferred tax assets of approximately $5.6 million against which a full valuation allowance has been established. To the extent we determine that it is more likely than not that we will recover all of our deferred tax assets, it could result in an approximate $5.5 million non-cash tax benefit.

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

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by the taxing authorities in accordance with the recognition and measurement standards of FIN 48.  At March 31, 2008, there is no expected material, aggregate tax effect as a result of differences between tax return positions and the benefits recognized in our financial statements.

Share-Based Compensation

In accordance with SFAS No. 123(R) “Stock-Based Compensation”, the Company recognizes the compensation cost of share-based awards on a straight-line basis over the requisite service period of the award.  For the three months ended March 31, 2008, share-based awards consisted of grants of restricted stock, and for the three months ended March 31, 2007, share-based awards consisted of grants of stock options.  The restrictions on the restricted stock lapse over the vesting period.  The vesting period of restricted stock is determined by the Board of Directors, and is generally four years for employees.

The per-share weighted-average fair value of stock options granted during the three months ended March 31, 2007 was $0.44 on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Three-months ended March 31,	Expected Dividend Yield	Risk Interest Rate	Expected Option Life	Expected Volatility
2007	—	4.55%	4.75 years	48%

The Company has two stock incentive plans: the 2003 Stock Incentive Plan, or the 2003 Plan, and the 2006 Stock

Incentive Plan, or the 2006 Plan.  As of March 31, 2008, 3,935,529 shares of common stock were reserved under the 2003 Plan.  No further grants are allowed under the 2003 Plan.  As of March 31, 2008, 4,738,161 shares of common stock were reserved under the 2006 Plan representing 1,720,000 outstanding stock options, 2,353,500 shares of restricted stock granted and 664,661 shares available for grant.  A summary of stock option activity under both plans for the three months ended March 31, 2008 is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2007	6,703,029	$ 0.65
Granted	—	$ —
Cancelled	(820,000)	$ 1.29
Exercised	(227,500)	$ 0.03
Outstanding at March 31, 2008	5,655,529	$ 0.55

A summary of restricted stock activity under the 2006 Plan for the three months ended March 31, 2008 is as follows:

	Shares	Weighted Average Grant Price
Outstanding at December 31, 2007	1,448,500	$ 1.10
Granted	565,000	$ 0.76
Cancelled	(60,000)	$ 0.69
Unvested at March 31, 2008	1,953,500	$ 1.01

A summary of common stock options outstanding and common stock options exercisable as of March 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
Range of		Remaining	Aggregate	Number	Remaining	Aggregate
Exercise		Contractual	Intrinsic	Of Shares	Contractual	Intrinsic
Prices	Options	Life	Value	Exercisable	Life	Value
$0.02 - $0.23	2,433,529	2.60 Years	$2,069,891	2,431,029	2.60 Years	$2,067,765
$0.24 - $1.12	1,502,000	4.70 Years	435,434	755,750	4.65 Years	279,685
$1.13 - $1.34	1,720,000	6.35 Years	—	37,500	5.71 Years	—
	5,655,529	4.30 Years	$2,505,325	3,224,279	3.11 Years	$2,347,450

The aggregate intrinsic value of options exercised during the three months ended March 31, 2008 was approximately $190,000.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008.  In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2008, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the first fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

No material changes.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We registered shares of our common stock in connection with our initial public offering concurrently in Canada under the terms of a Supplemented Prep Prospectus dated November 9, 2006 and in the United States under the Securities Act of 1933, as amended. Our Registration Statement on Form S-1 (No. 333-136528) in connection with our initial public offering was declared effective by the SEC on November 9, 2006.

As of March 31, 2008, we have used approximately $13 million of the net proceeds of the initial public offering to redeem our long-term debt, to acquire the assets of Energy Gateway, for working capital and to fund operations.  The remaining net proceeds of the initial public offering are invested in short-term, highly liquid money market accounts with an original maturity of 90 days or less.  There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

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

World Energy Solutions, Inc.

Dated: May 8, 2008	By:	/s/ Richard Domaleski
Richard Domaleski
Chief Executive Officer

Dated: May 8, 2008	By:	/s/ James Parslow
James Parslow
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of the Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002