Form 10-Q
period 2008-06-30
World Energy Solutions, Inc.
filed 2008-08-07
CIK 1371781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008; or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________

Commission file number:  333-136528

World Energy Solutions, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3474959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

446 Main Street Worcester, Massachusetts	01608
(Address of principal executive offices)	(Zip Code)

508-459-8100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐       No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 1, 2008, the registrant had 84,829,386 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.      Financial Statements

WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$2,291,297	$7,001,884
Trade accounts receivable, net	2,274,106	1,878,233
Prepaid expenses and other current assets	378,612	338,049
Total current assets	4,944,015	9,218,166
Property and equipment, net	561,242	595,950
Capitalized software, net	564,198	463,888
Intangibles, net	6,626,666	7,316,916
Goodwill	3,178,701	3,178,701
Other assets	26,944	26,944

Total assets	$15,901,766	$20,800,565

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$593,547	$980,488
Accrued commissions	623,850	712,919
Accrued compensation	1,111,952	1,516,418
Accrued expenses	377,465	279,162
Deferred revenue and customer advances	355,728	363,933
Capital lease obligations	40,797	41,624
Total current liabilities	3,103,339	3,894,544
Capital lease obligations, net of current portion	25,411	46,222
Total liabilities	3,128,750	3,940,766
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized; 83,157,492shares issued and 83,108,532 shares outstanding at June 30, 2008, and 82,399,241 shares issued and outstanding at December 31, 2007	8,311	8,240
Additional paid-in capital	30,224,726	29,704,831
Accumulated deficit	(17,393,531)	(12,853,272)
Treasury stock, at cost; 48,960 shares at June 30, 2008 and no shares at December 31, 2007	(66,490)	—
Total stockholders’ equity	12,773,016	16,859,799

Total liabilities and stockholders’ equity	$15,901,766	$20,800,565

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Brokerage commissions and transaction fees	$2,426,085	$1,823,122	$5,200,140	$3,324,259
Management fees	334,610	104,070	675,072	104,070
Total revenue	2,760,695	1,927,192	5,875,212	3,428,329
Cost of revenue	1,276,859	669,782	2,512,912	1,066,143
Gross profit	1,483,836	1,257,410	3,362,300	2,362,186
Operating expenses:
Sales and marketing	2,770,924	1,834,314	5,414,660	2,936,349
General and administrative	1,100,642	1,484,804	2,521,625	2,397,797
Total costs and expenses	3,871,566	3,319,118	7,936,285	5,334,146
Operating loss	(2,387,730)	(2,061,708)	(4,573,985)	(2,971,960)
Interest income, net	7,413	170,219	33,726	374,243
Loss before income taxes	(2,380,317)	(1,891,489)	(4,540,259)	(2,597,717)
Income tax benefit	—	713,919	—	980,711
Net loss	$(2,380,317)	$(1,177,570)	$(4,540,259)	$(1,617,006)
Loss per share:
Net loss per common share – basic	$(0.03)	$(0.02)	$(0.05)	$(0.02)

Net loss per common share – diluted	$(0.03)	$(0.02)	$(0.05)	$(0.02)

Weighted average shares outstanding – basic and diluted	82,886,727	78,283,719	82,703,102	77,402,625

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(4,540,259)	$(1,617,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	870,409	201,780
Deferred taxes	—	(990,670)
Share-based compensation	502,641	123,330
Changes in assets and liabilities, net of the effects of acquisition:
Trade accounts receivable	(395,873)	(85,991)
Prepaid expenses and other assets	(40,563)	(100,765)
Accounts payable	(386,941)	147,556
Accrued commissions	(89,069)	(344,977)
Accrued compensation	(404,466)	205,381
Accrued expenses	98,303	413,618
Deferred revenue and customer advances	(8,205)	(56,485)
Net cash used in operating activities	(4,394,023)	(2,104,229)
Cash flows from investing activities:
Cost incurred in software development	(205,057)	(119,193)
Net cash paid in acquisition of Energy Gateway, net of cash acquired	—	(4,914,209)
Purchases of property and equipment	(40,704)	(195,773)
Net cash used in investing activities	(245,761)	(5,229,175)
Cash flows from financing activities:
Proceeds from exercise of stock options	10,339	—
Proceeds from exercise of stock warrants	6,986	—
Purchase of treasury stock	(66,490)	—
Principal payments on capital lease obligations	(21,638)	(27,505)
Net cash used in financing activities	(70,803)	(27,505)
Net decrease in cash and cash equivalents	(4,710,587)	(7,360,909)
Cash and cash equivalents, beginning of period	7,001,884	17,483,886

Cash and cash equivalents, end of period	$2,291,297	$10,122,977
Supplemental disclosure of cash flow information:
Net cash received for interest	$37,803	$410,339
Non-cash investing and financing activities:
Fair value of common stock issued in acquisition of Energy Gateway, net of issuance costs	$—	$6,523,232

Reversal of accrued expenses related to initial public offering of common stock	$—	$48,466

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

In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments consisting of normal recurring adjustments and accruals necessary for the fair presentation of the Company’s financial position as of June 30, 2008, the results of its operations for the three and six months ended June 30, 2008 and 2007 and its cash flows for the six months ended June 30, 2008 and 2007, respectively. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2008.

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

3.        Earnings (Loss) Per Share

As of June 30, 2008 and 2007, the Company only had one issued and outstanding class of stock – common stock.  As a result, the basic loss per share for the three and six months ended June 30, 2008 and 2007, respectively, is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period.

The computed loss per share does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on loss per share.  As the Company was in a net loss position for the reported periods, all common stock equivalents were anti-dilutive.  Therefore, the weighted average number of basic and diluted voting common shares outstanding for the three months ended June 30, 2008 and 2007 were 82,886,727 shares and 78,283,719 shares, respectively, and the weighted average number of basic and diluted voting common shares outstanding for the six months ended June 30, 2008 and 2007 were 82,703,102 shares and 77,402,625 shares, respectively.

For the three months ended June 30, 2008, 996,817, 2,968,136 and 1,351,387 weighted average shares issuable relative to common stock warrants, common stock options and restricted stock, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive due to the Company’s net loss position.  For the three months ended June 30, 2007, 689,659 and 1,750,393 and 188,407 weighted average shares issuable relative to common stock warrants, common stock options and restricted stock, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive due to the Company’s net loss position.

For the six months ended June 30, 2008, 858,921, 2,925,449 and 1,219,819 weighted average shares issuable relative to common stock warrants, common stock options and restricted stock, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive due to the Company’s net loss position.  For the six months ended June 30, 2007, 611,254 and 1,673,451 and 94,724 weighted average shares issuable relative to common stock warrants, common stock options and restricted stock, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive due to the Company’ net loss position.

At June 30, 2008, 1,410,000 shares issuable relative to common stock options had exercise prices that exceeded the average market price of the Company’s common stock during the three months ended June 30, 2008 and were excluded from the calculation of diluted shares since the inclusion of such shares would be anti-dilutive.  At June 30, 2007, 1,102,418 shares issuable relative to common stock options had exercise prices that exceeded the average market price of the Company’s common stock during the three months ended June 30, 2007 and were excluded from the calculation of diluted shares since the inclusion of such shares would be anti-dilutive.

At June 30, 2008, 1,530,000 shares issuable relative to common stock options had exercise prices that exceeded the average market price of the Company’s common stock during the six months ended June 30, 2008 and were excluded from the calculation of diluted shares since the inclusion of such shares would be anti-dilutive.  At June 30, 2007, 674,254 shares issuable relative to common stock options had exercise prices that exceeded the average market price of the Company’s common stock during the six months ended June 30, 2007 and were excluded from the calculation of diluted shares since the inclusion of such shares would be anti-dilutive.

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

The following represents revenue and trade accounts receivable from energy suppliers exceeding 10% of the total in each category:

	Revenue For the three months ended		Revenue For the six months ended		Trade Accounts Receivable
Energy Supplier	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	As of June 30, 2008	As of June 30, 2007

A	23%	19%	21%	19%	19%	13%
B	7%	6%	8%	8%	20%	4%
C	6%	12%	6%	14%	7%	12%
D	2%	11%	2%	11%	5%	12%

In addition to its direct relationship with energy suppliers, the Company also has direct contractual relationships with energy consumers for the online procurement of certain of their energy needs.  These energy consumers are primarily large businesses and government organizations.  For the three months ended June 30, 2008 and 2007, two of these energy consumers accounted for transactions resulting in over 10% individually and approximately 23% and 34% in the aggregate of our revenue, respectively.  For the six months ended June 30, 2008 and 2007, two of these energy consumers accounted for transactions resulting in over 10% individually and approximately 24% and 39% in the aggregate, respectively.

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

Trade accounts receivable, net consists of the following:

	June 30, 2008	December 31, 2007
Unbilled accounts receivable	$1,801,322	$1,619,440
Billed accounts receivable	477,784	263,793
	2,279,106	1,883,233
Allowance for doubtful accounts	(5,000)	(5,000)
Trade accounts receivable, net	$2,274,106	$1,878,233

6.        Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30, 2008	December 31, 2007
Leasehold improvements	$65,451	$65,451
Equipment	452,312	426,781
Furniture and fixtures	434,147	418,974
	951,910	911,206
Less accumulated depreciation	(390,668)	(315,256)
Property and equipment, net	$561,242	$595,950

Depreciation expense for the three months ended June 30, 2008 and 2007 was $36,967 and $23,884 respectively.  Depreciation expense for the six months ended June 30, 2008 and 2007 was $75,412 and $40,656, respectively.  Property and equipment purchased under capital lease obligations as of June 30, 2008 and December 31, 2007 was $189,524 and $271,104, respectively. Accumulated depreciation for property and equipment purchased under capital lease was $118,423 and $182,872 at June 30, 2008 and December 31, 2007, respectively.

7.        Share-Based Compensation

In accordance with SFAS No. 123(R) “Stock-Based Compensation”, the Company recognizes the compensation cost of share-based awards on a straight-line basis over the requisite service period of the award.  For the six months ended June 30, 2008, share-based awards consisted of grants of restricted stock, and for the six months ended June 30, 2007, share-based awards consisted of grants of restricted stock and stock options.  The restrictions on the restricted stock lapse over the vesting period.  The vesting period of restricted stock is determined by the Board of Directors, and is generally four years for employees.  The per-share weighted-average fair value of stock options granted during the six months ended June 30, 2007 was $0.58 on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Six-months ended June 30,	Expected Dividend Yield	Risk Interest Rate	Expected Option Life	Expected Volatility
2007	—	4.71%	4.75 years	52%

For the three and six months ended June 30, 2008, the Company recorded share-based compensation expense of approximately $267,000 and $503,000 in connection with share-based payment awards, respectively.  The share-based compensation expense for the three and six months ended June 30, 2008 included approximately $173,000 and $304,000 in sales and marketing, approximately $51,000 and $105,000 in cost of revenue and approximately $43,000 and $94,000 in general and administrative expenses, respectively.  For the three and six months ended June 30, 2007, the Company recorded share-based compensation expense of approximately $85,000 and $123,000 in connection with share-based payment awards, respectively.  The share-based compensation expense for the three and six months ended June 30, 2007 included approximately $47,000 and $56,000 in sales and marketing, approximately $17,000 and $31,000 in cost of revenue and approximately $21,000 and $36,000 in general and administrative expenses, respectively.  As of June 30, 2008 there was approximately $1,274,000 of unrecognized gross compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.73 years.  Also, as of June 30, 2008 there was approximately $1,814,000 of unrecognized gross compensation expense related to non-vested restricted stock awards.

The Company has two stock incentive plans: the 2003 Stock Incentive Plan, or the 2003 Plan, and the 2006 Stock Incentive Plan, or the 2006 Plan.  As of June 30, 2008, 3,835,529 shares of common stock were reserved under the 2003 Plan.  No further grants are allowed under the 2003 Plan.  During the three months ended June 30, 2008, stockholders amended the 2006 Plan to increase the number of shares of common stock covered by the plan by 4,000,000 shares. As of June 30, 2008, 8,140,286 shares of common stock were reserved under the 2006 Plan representing 1,530,000 outstanding stock options, 1,857,625 shares of restricted stock granted and 4,752,661 shares available for grant.  A summary of stock option activity under both plans for the six months ended June 30, 2008 is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2007	6,703,029	$0.65
Granted	—	$—
Cancelled	(1,010,000)	$1.30
Exercised	(327,500)	$0.03
Outstanding at June 30, 2008	5,365,529	$0.56

A summary of restricted stock activity under the 2006 Plan for the six months ended June 30, 2008 is as follows:

	Shares	Weighted Average Grant Price
Outstanding at December 31, 2007	1,448,500	$1.10
Granted	745,000	$0.90
Cancelled	(138,000)	$0.78
Vested	(197,875)	$1.15
Unvested at June 30, 2008	1,857,625	$1.04

For Company employees, vested restricted stock awards were net-share settled such that the Company withheld shares with value equivalent to employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities.  The total shares withheld of 48,960 for the six months ended June 30, 2008 was based on the value of the restricted stock on their vesting date as determined by the Company’s closing stock price.  Total payment for employees’ tax obligations was approximately $66,000.  These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

A summary of common stock options outstanding and common stock options exercisable as of June 30, 2008 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
Range of		Remaining	Aggregate	Number	Remaining	Aggregate
Exercise		Contractual	Intrinsic	Of Shares	Contractual	Intrinsic
Prices	Options	Life	Value	Exercisable	Life	Value
$0.02 - $0.23	2,333,529	2.34 Years	$2,919,855	2,333,529	2.34 Years	$2,919,856
$0.24 - $1.12	1,502,000	4.48 Years	982,045	850,875	4.42 Years	624,470
$1.13 - $1.34	1,530,000	5.85 Years	17,551	397,500	5.83 Years	6,582
	5,365,529	3.94 Years	$3,919,451	3,581,904	2.64 Years	$3,550,908

The aggregate intrinsic value of options exercised during the six months ended June 30, 2008 was $292,139.  At June 30, 2008, the weighted average exercise price of common stock options outstanding and exercisable was $0.56 and $0.29, respectively.

During the three months ended June 30, 2008, stockholders voted to authorize an amendment to the Company’s Certificate of Incorporation which would effect a reverse stock split of our common stock in any one of the following ratios: one-for-two, one-for-three, one-for-four, one-for-five, one-for-six, one-for-seven, one-for-eight, one-for-nine and one-for-ten at any time prior to May 21, 2009. The exact ratio and the discretion of whether or when to effect the reverse stock split is at the discretion of the Board of Directors. To date, the Board has not effected a reverse stock split.

8.        Acquisition

On June 1, 2007, the Company acquired substantially all of the assets of EnergyGateway LLC, or EnergyGateway, for $4,951,758 in cash and 5,375,000 common shares of World Energy plus the assumption of certain liabilities. The shares were valued at approximately $6,536,000 based on the average closing price on the Toronto Stock Exchange for the two days before and after the announcement date of $1.22 per share. Approximately 2.175 million of the shares that the Company delivered to EnergyGateway in connection with this transaction are, or their cash value, if liquidated is, being held in escrow for 18 months following the closing of the sale to secure various indemnification obligations of EnergyGateway and its members. EnergyGateway, located near Columbus, Ohio, was an online broker of natural gas and electricity for commercial and industrial consumers in the United States. It provided its customers with professional energy purchasing services, including access to its proprietary ‘post and bid’ online procurement system called EGate.

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

The following unaudited pro forma information assumes that the acquisition of EnergyGateway assets had been completed as of the beginning of 2007:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Revenues	$2,377,265	$4,701,844
Net loss available to common stockholders	$(1,469,578)	$(2,124,183)
Loss per share: Net loss available to common stockholders per share – basic	$(0.02)	$(0.03)
Net loss available to common stockholders per share – diluted	$(0.02)	$(0.03)

Weighted average number of common and common equivalent shares outstanding – basic	81,886,741	81,886,741
Weighted average number of common and common equivalent shares outstanding – diluted	81,886,741	81,886,741

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

On June 1, 2007, we acquired substantially all of the assets of EnergyGateway LLC, or EnergyGateway, for $4,951,758 in cash and 5,375,000 of our common shares plus the assumption of certain liabilities.  The EnergyGateway operations are included in our financial statements from June 1, 2007. EnergyGateway provided energy procurement and value-added energy services to customers in many major industries in the U.S. and Canada, from large multi-site Fortune 500 industrials to middle-market manufacturing and small commercial operations.

For the first six months of 2008 our increased cost structure reflects the execution of our growth plans when compared with the first six months of 2007.  As of June 30, 2008, we employed 62 full time employees versus 54 as of June 30, 2007.  The staffing increases were primarily related to the hiring of two additional sales and marketing professionals, three within our operations group and three within our administrative group. Of the eight incremental employees, three were in our green product line and one was in our wholesale product line. In addition, the first half of 2008 reflects a full six-months of EnergyGateway costs, including the eighteen full time employees acquired, versus only one month during the first half of 2007. These increased employee and related costs were the major factors contributing to our increased cost structure during the first six months of 2008 as compared to the same period in 2007. We believe that our operating cost structure will remain at current levels for the foreseeable future. The majority of our major infrastructure investment was complete by the end of 2007 and our operating cost structure has remained flat over the past three quarters. However, a portion of our operating costs, including channel partner and internal commission structures are variable in nature and will fluctuate with revenue levels. While we do expect there will be changes within our workforce in the future, we believe that we have the necessary resources to pursue our strategic initiatives.

During the latter half of the first quarter and continuing into the second and third quarters, there was a sharp rise in electricity and natural gas prices.  We believe that these increases caused some of our customers in our wholesale and retail product lines to delay their energy procurement decisions.  We have seen these rapid increases in commodity prices before and, based on our prior experience, we believe that customers who are now on the sidelines will come back to transact on our platform either when they have to renew their contract due to expiration, prices come down to a level at which they are comfortable, or if they believe that the then-present environment represents a new market level. During the latter half of July 2008 we began to observe a contraction in electricity and natural gas prices. As a result, we have experienced an increase in procurement activity, especially in the wholesale product line, as compared to levels in the second quarter. While it is difficult to predict what commodity prices may do in the future, we would expect to see this trend continue if electricity and natural gas prices remain at current levels.

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

•	amortization of capitalized costs associated with our auction platform and acquired developed technology; and

•	rent, depreciation and other related overhead and facility-related costs.

Sales and marketing

Sales and marketing expenses consist primarily of:

•	salaries, employee benefits and stock-based compensation related to sales and marketing personnel;

•	third party commission expenses to our channel partners;

•	travel and related expenses;

•	amortization related to customer relationships and contracts;

•	rent, depreciation and other related overhead and facility-related costs; and

•	general marketing costs such as trade shows, marketing materials and outsourced services.

General and administrative

General and administrative expenses consist primarily of:

•	salaries, employee benefits and stock-based compensation related to general and administrative personnel;

•	accounting, legal, recruiting and other professional fees; and

•	rent, depreciation and other related overhead and facility-related costs.

Interest income (expense), net

Interest income (expense), net consists primarily of:

•	interest income related to the invested portion of the proceeds from our initial public offering; and

•	interest expense related to capital leases.

Results of Operations

The following table sets forth certain items as a percent of revenue for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	100%	100%	100%	100%
Cost of revenue	46	35	43	31
Gross profit	54	65	57	69
Operating expenses:
Sales and marketing	100	95	92	86
General and administrative	40	77	43	70
Operating loss	(86)	(107)	(78)	(87)
Interest income (expense), net	—	9	1	11
Income tax benefit	—	37	—	29
Net loss	(86)%	(61)%	(77)%	(47)%

Comparison of the Three Months Ended June 30, 2008 and 2007

Revenue
	For the Three Months Ended June 30,
	2008	2007	Increase
Revenue	$2,760,695	$1,927,192	$833,503	43%

Revenue increased 43%, primarily due to increased auction activity in the retail product line, new customer wins and revenues from the acquisition of the assets of EnergyGateway. We recognized a full three months of EnergyGateway’s revenue during the second quarter of 2008 as compared to one month during the second quarter of 2007. In addition, the second quarter of 2008 benefited from large state government procurements run during calendar 2007 and an increase to 53 channel partners as of June 30, 2008 from 34 as of June 30, 2007. Of those channel partners, 26 had contributed to our revenue by brokering transactions over the exchange in 2008 as compared to 21 during 2007.

Cost of revenue

	For the Three Months June 30,
	2008		2007
	$	% of Revenue	$	% of Revenue	Increase
Cost of revenue	$1,276,859	46%	$669,782	35%	$607,077	91%

The 91% increase in cost of revenue related to the three month period ended June 30, 2008 as compared to the same period in 2007 was substantially due to the inclusion of ten former EnergyGateway employees for a full three months during the second quarter of 2008 versus one month during the second quarter of 2007, an increase in salary and benefit costs associated with three additional supply desk employees and, to a lesser extent, increased travel costs and amortization related to developed technology acquired. Cost of revenue as a percent of revenue increased 11% due to the cost increases noted above partially offset by the 43% increase in revenue.

Operating expenses

	For the Three Months Ended June 30,
	2008		2007
	$	% of Revenue	$	% of Revenue	Increase/(Decrease)
Sales and marketing	$2,770,924	100%	$1,834,314	95%	$936,610	51%
General and administrative	1,100,642	40	1,484,804	77	(384,162)	(26)
Total operating expenses	$3,871,566	140%	$3,319,118	172%	$552,448	17%

The 51% increase in sales and marketing expense for the three month period ended June 30, 2008 as compared to the same period in 2007 primarily reflects the addition of two sales and marketing employees, general salary increases and the inclusion of the former EnergyGateway employees for a full three months during the second quarter of 2008 versus one month during the second quarter of 2007, as well as amortization related to customer relationships and contracts. These increases were partially offset by a decrease in consulting services as we hired internal sales and marketing staff. Sales and marketing expense as a percentage of revenue increased 5% due to increased costs discussed above, substantially offset by the 43% increase in revenue.

The 26% decrease in general and administrative expenses for the three month period ended June 30, 2008 as compared to the same period in 2007 was primarily due to decreases in legal, recruiting and consulting fees, partially offset by the inclusion of three corporate employees and the addition of the former EnergyGateway employees and assets for a full three months in 2008 versus one month during the second quarter of 2007. General and administrative expenses as a percent of revenue decreased 37% substantially due to the 43% increase in revenue and the cost decreases noted above.

Interest income (expense), net

Interest income, net was approximately $7,000 and $170,000 for the three months ended June 30, 2008 and 2007, respectively.  The decrease in interest income was primarily due to a lower average cash balance during the second quarter of 2008 as compared to the same period last year as we utilized the proceeds from our initial public offering to pursue our strategic initiatives.

Income tax benefit (provision)

We did not record an income tax benefit for the three months ended June 30, 2008 as we provided a full valuation allowance against our deferred tax assets due to uncertainty regarding the realization of those deferred tax assets, primarily net operating loss carryforwards, in the future.  We recorded an income tax benefit of approximately $714,000 for the three months ended June 30, 2007, reflecting an expected federal and state tax rate of 38%.

Net loss

We reported a net loss for the three months ended June 30, 2008 of approximately $2,380,000 compared to a net loss of approximately $1,178,000 for the three months ended June 30, 2007. The increase in net loss is primarily due to the higher operating expenses and decreases in interest income and income tax benefit discussed above, partially offset by the increase in revenue.

Comparison of the Six Months Ended June 30, 2008 and 2007

Revenue
	For the Six Months Ended June 30,
	2008	2007	Increase
Revenue	$5,875,212	$3,428,329	$2,446,883	71%

Revenue increased 71%, primarily due to increased auction activity in multiple product lines, new customer wins and the inclusion of the EnergyGateway operation for a full six months during the first half of 2008 as compared to one month during the first six-months of 2007. The revenue increase reflects the growth of our wholesale customer base to 30 at June 30, 2008 from 5 at June 30, 2007. In addition, the second quarter of 2008 benefited from increased activity in our retail business including the large state government procurements run during calendar 2007 and an increase to 53 channel partners as of June 30, 2008 from 34 as of June 30, 2007. Of those channel partners, 26 had contributed to our revenue by brokering transactions over the exchange in 2008 as compared to 21 during 2007.

Cost of revenue

	For the Six Months June 30,
	2008		2007
	$	% of Revenue	$	% of Revenue	Increase
Cost of revenue	$2,512,912	43%	$1,066,143	31%	$1,446,769	136%

The 136% increase in cost of revenue related to the six month period ended June 30, 2008 as compared to the same period in 2007 was substantially due to the inclusion of ten former EnergyGateway employees for a full six months during the first half of 2008 versus one month during the first six months of 2007, an increase in salary and benefit costs associated with three additional supply desk employees and, to a lesser extent, amortization related to developed technology acquired. Cost of revenue as a percent of revenue increased 12% due to the cost increases noted above partially offset by the 71% increase in revenue.

Operating expenses

	For the Six Months Ended June 30,
	2008		2007
	$	% of Revenue	$	% of Revenue	Increase
Sales and marketing	$5,414,660	92%	$2,936,349	86%	$2,478,311	84%
General and administrative	2,521,625	43	2,397,797	70	123,828	5
Total operating expenses	$7,936,285	135%	$5,334,146	156%	$2,602,139	45%

The 84% increase in sales and marketing expense for the six month period ended June 30, 2008 as compared to the same period in 2007 primarily reflects the addition of two sales and marketing employees, general salary increases and the addition of the former EnergyGateway employees, as well as amortization related to customer relationships and contracts. Sales and marketing expense as a percentage of revenue increased 6% due to increased costs discussed above substantially offset by the 71% increase in revenue.

The 5% increase in general and administrative expenses for the six month period ended June 30, 2008 as compared to the same period in 2007 was primarily due to the addition of three corporate employees and the addition of the former EnergyGateway employees and assets. These increases were substantially offset by decreases in recruiting and legal costs. General and administrative expenses as a percent of revenue decreased 27% substantially due to the 71% increase in revenue, partially offset by the cost increases noted above.

Interest income (expense), net

Interest income, net was approximately $34,000 and $374,000 for the six months ended June 30, 2008 and 2007.  The decrease in interest income was primarily due to a lower average cash balance during the first six months of 2008 as compared to the same period last year as we utilized the proceeds from our initial public offering to pursue our strategic initiatives.

Income tax benefit (provision)

We did not record an income tax benefit for the six months ended June 30, 2008 as we provided a full valuation allowance against our deferred tax assets due to uncertainty regarding the realization of those deferred tax assets, primarily net operating loss carryforwards, in the future.  We recorded an income tax benefit of approximately $981,000 for the six months ended June 30, 2007, reflecting an expected federal and state tax rate of 38%.

Net loss

We reported a net loss for the six months ended June 30, 2008 of approximately $4.5 million compared to a net loss of approximately $1.6 million for the six months ended June 30, 2007. The increase in net loss is primarily due to the higher operating expenses and decreases in interest income and income tax benefit discussed above, partially offset by the increase in revenue.

Liquidity and Capital Resources

At June 30, 2008, we had no commitments for material capital expenditures. We have identified and executed against a number of strategic initiatives that we believe are key components of our future growth, including: expanding our community of channel partners, energy consumers and energy suppliers on our exchanges; strengthening and extending our long-term relationships with government agencies; entering into other energy-related markets; wholesale transactions with utilities and emerging green credits market participants; making strategic acquisitions and growing our sales force.  As of June 30, 2008, our workforce numbered 62 reflecting an increase of eight from the 54 we employed at June 30, 2007.  At June 30, 2008, we had 24 professionals in our sales and marketing and account management groups, 27 in our supply desk group and 11 in our general and administrative group.  While we expect to hire additional professionals as the need and/or opportunities arise, we do not expect to continue our expansion of the workforce in 2008 at the same rate as 2007.

Comparison of June 30, 2008 to December 31, 2007
	June 30, 2008	December 31, 2007	Increase/(Decrease)
Cash and cash equivalents	$2,291,297	$7,001,884	$(4,710,587)	(67)%
Trade accounts receivable	2,274,106	1,878,233	395,873	21
Days sales outstanding	75	56	19	34
Working capital	1,840,676	5,323,622	(3,482,946)	(65)
Stockholders’ equity	12,773,016	16,859,799	(4,086,783)	(24)

Cash and cash equivalents decreased 67%, primarily due to the pre-tax loss for the six months ended June 30, 2008, an increase in accounts receivable and decreases in accounts payable and accrued expenses. Trade accounts receivable increased 21% primarily due to an increase in days sales outstanding within our accounts receivable balance. Days sales outstanding increased by 19 days due to the timing of collections and a higher concentration of retail energy sales during the three months ended June 30, 2008 as compared to the fourth quarter of 2007. Revenue from our energy suppliers representing greater than 10% of our revenue decreased to 21% from one energy supplier during the six months ended June 30, 2008 from 44% from three energy suppliers for the six months ended June 30, 2007. This decrease was directly related to the addition of the EnergyGateway customers and increase in wholesale transactions.

Working capital (consisting of current assets less current liabilities) decreased 65%, primarily due to the decrease in cash and cash equivalents resulting from the funding of the pre-tax loss for the six months ended June 30, 2008, partially offset by an approximate $0.8 million decrease in current liabilities and, to a lesser extent, the increase in accounts receivable discussed above. Current liabilities decreased primarily due to a $404,000 decrease in accrued compensation and a $387,000 decrease in accounts payable.  Stockholders’ equity decreased 24% due to the net loss for the period partially offset by the exercise of stock options and warrants.

Cash used in operating activities for the six months ended June 30, 2008 and 2007 was approximately $4.4 million and $2.1 million, respectively, due primarily to the pre-tax losses in each respective period. Cash used in investing and financing activities for the six months ended June 30, 2008 was approximately $317,000 primarily due to costs incurred in software development and purchases of property and equipment. Cash used in operating activities for the six months ended June 30, 2007 was approximately $5.3 million primarily due to the acquisition of Energy Gateway in June 2007

We have historically funded our operations with cash flow from operations and the issuance of various debt and equity instruments. We have approximately $2.3 million of cash and cash equivalents and no long term bank debt as of June 30, 2008.  We expect to continue to fund our operations from existing cash resources, operating cash flow and, when required, the issuance of various debt and equity instruments. That notwithstanding, we believe that our current financial resources are adequate to fund our ongoing operations and pursue our strategic initiatives.

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

Revenue Estimation

Our estimates in relation to revenue recognition affect revenue and sales and marketing expense as reflected on our statements of operations, and trade accounts receivable and accrued commissions accounts as reflected on our balance sheets. For any quarterly reporting period, we may not have actual usage data for certain energy suppliers and will need to estimate revenue. We record revenue based on the energy consumers’ historical usage profile. At the end of each reporting period, we adjust historical revenue to reflect actual usage for the period. For the six months ended June 30, 2008, we estimated usage for approximately 17% of our revenue resulting in a 0.2%, or $5,148, adjustment. This increase in revenue, which is based on adjusted year to date revenue, resulted in an approximate $5,000 increase in sales and marketing expense related to third party commission expense associated with those revenues. Corresponding adjustments were made to trade accounts receivable and accrued commissions, respectively. A 1% difference between this estimate and actual usage would have an approximate $6,000 effect on our revenue for the three months ended June 30, 2008.

Software Development

Certain acquired software and significant enhancements to our software are recorded in accordance with Statement of Position (“SOP”) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use”. Accordingly, internally developed software costs of approximately $205,000 and $119,000 related to implementation, coding and configuration have been capitalized during the six months ended June 30, 2008 and 2007, respectively. We amortize internally developed and purchased software over the estimated useful life of the software (generally three years). Accordingly, during the six months ended June 30, 2008 and 2007, approximately $105,000 and $40,000 were amortized to cost of revenues.  Accumulated amortization was approximately $378,000 and $273,000 at June 30, 2008 and December 31, 2007, respectively.

Our estimates for capitalization of software development costs affect cost of revenue and capitalized software as reflected on our consolidated statements of operations and on our consolidated balance sheets. During the six months ended June 30, 2008, we capitalized approximately $205,000, or 1.3% of our total assets.  Amortization expense related to capitalized software for the six months ended June 30, 2008 was approximately 4.2% of cost of revenue. To the extent the carrying amount of the capitalized software costs may not be fully recoverable or that the useful lives of those assets are no longer appropriate, we may need to record an impairment (non-cash) charge and write-off a portion or all of the capitalized software balance on the balance sheet.

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

Pursuant to SFAS No. 142, we perform an annual impairment test for goodwill.  The impairment test for goodwill is a two-step process.  Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit.  If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit with the carrying amount of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill will be recorded as an impairment loss.  During the first six months of 2008, no impairment of our goodwill was recorded.

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

Impairment of Long-Lived and Intangible Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we periodically review long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable or that the useful lives of those assets are no longer appropriate. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount.  During the first six months of 2008, no impairment of our long-lived assets was recorded as no change in circumstances indicated that the carrying value of the assets was not recoverable.

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

Our estimates in relation to income taxes affect income tax benefit and deferred tax assets as reflected on our statements of operations and balance sheets, respectively. The deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized in the near term.  As of June 30, 2008, we had deferred tax assets of approximately $6.4 million against which a full valuation allowance has been established. To the extent we determine that it is more likely than not that we will recover all of our deferred tax assets, it could result in an approximate $6.4 million non-cash tax benefit.

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

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by the taxing authorities in accordance with the recognition and measurement standards of FIN 48.  At June 30, 2008, there is no expected material, aggregate tax effect as a result of differences between tax return positions and the benefits recognized in our financial statements.

Share-Based Compensation

In accordance with SFAS No. 123(R) “Stock-Based Compensation”, the Company recognizes the compensation cost of share-based awards on a straight-line basis over the requisite service period of the award.  For the six months ended June 30, 2008, share-based awards consisted of grants of restricted stock, and for the six months ended June 30, 2007, share-based awards consisted of grants of restricted stock and stock options.  The restrictions on the restricted stock lapse over the vesting period.  The vesting period of restricted stock is determined by the Board of Directors, and is generally four years for employees.  The per-share weighted-average fair value of stock options granted during the six months ended June 30, 2007 was $0.58 on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Six-months ended June 30,	Expected Dividend Yield	Risk Interest Rate	Expected Option Life	Expected Volatility
2007	—	4.71%	4.75 years	52%

The Company has two stock incentive plans: the 2003 Stock Incentive Plan, or the 2003 Plan, and the 2006 Stock Incentive Plan, or the 2006 Plan.  As of June 30, 2008, 3,835,529 shares of common stock were reserved under the 2003 Plan.  No further grants are allowed under the 2003 Plan.  As of June 30, 2008, 8,140,286 shares of common stock were reserved under the 2006 Plan representing 1,530,000 outstanding stock options, 1,857,625 shares of restricted stock granted and 4,752,661 shares available for grant.  A summary of stock option activity under both plans for the six months ended June 30, 2008 is as follows:
	Number of Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2007	6,703,029	$0.65
Granted	—	$—
Cancelled	(1,010,000)	$1.30
Exercised	(327,500)	$0.03
Outstanding at June 30, 2008	5,365,529	$0.56

A summary of restricted stock activity under the 2006 Plan for the six months ended June 30, 2008 is as follows:

	Shares	Weighted Average Grant Price
Outstanding at December 31, 2007	1,448,500	$1.10
Granted	745,000	$0.90
Cancelled	(138,000)	$0.78
Vested	(197,875)	$1.15
Unvested at June 30, 2008	1,857,625	$1.04

A summary of common stock options outstanding and common stock options exercisable as of June 30, 2008 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
Range of		Remaining	Aggregate	Number	Remaining	Aggregate
Exercise		Contractual	Intrinsic	Of Shares	Contractual	Intrinsic
Prices	Options	Life	Value	Exercisable	Life	Value
$0.02 - $0.23	2,333,529	2.34 Years	$2,919,855	2,333,529	2.34 Years	$2,919,856
$0.24 - $1.12	1,502,000	4.48 Years	982,045	850,875	4.42 Years	624,470
$1.13 - $1.34	1,530,000	5.85 Years	17,551	397,500	5.83 Years	6,582
	5,365,529	3.94 Years	$3,919,451	3,581,904	2.64 Years	$3,550,908

The aggregate intrinsic value of options exercised during the six months ended June 30, 2008 was $292,139.

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008.  In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2008, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

There have been  no material changes to the risk factors previously disclosed in our most recently filed annual report on Form 10-K.

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

As of June 30, 2008, we have used approximately $15 million of the net proceeds of the initial public offering to redeem our long-term debt, to acquire the assets of Energy Gateway, for working capital and to fund operations.  The remaining net proceeds of the initial public offering are invested in short-term, highly liquid money market accounts with an original maturity of 90 days or less.  There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company held May 22, 2008 was called to (a) elect two Class II directors to our Board of Directors to hold office until our 2011 Annual Meeting of Stockholders and until each such director’s successor is duly elected and qualified, (b) to amend our 2006 Stock Incentive Plan to increase the number of shares of common stock covered by the plan by 4,000,000 shares from 4,738,161 to 8,738,161, (c) to consider and approve an amendment to our Certificate of Incorporation which would effect a reverse stock split of our common stock in any one of the following ratios: one−for−two, one−for−three, one−for−four, one−for−five, one−for−six, one−for−seven, one−for−eight, one−for−nine, and one−for−ten, at any time prior to May 21, 2009, and a proportionate reduction in the number of shares of our common stock authorized for issuance under our Certificate of Incorporation, with the exact ratio and the decision of whether and when to effect the reverse stock split and the amendment to be at the discretion of the Board of Directors, and (d) to ratify the selection of UHY LLP as our independent registered public accounting firm for the 2008 fiscal year.

The following table lists the Class II directors elected at the annual meeting and, for each director elected, the number of votes cast for and the number of votes withheld.  No other persons were nominated and no other persons received any votes.

	Number of Votes
Directors Elected At Annual Meeting	For	Withheld

Dr. Edward Libbey	64,872,375	3,298,200
John Wellard	64,872,375	3,298,200

The term of office of each of the following directors continued through and after the meeting:  Richard Domaleski, Thad Wolfe and Patrick Bischoff.

The following table sets forth the number of votes cast for and against, and the number of abstentions, with respect to (i) the amendment of our 2006 Stock Incentive Plan described above, (ii) the conditional amendment to our Certificate of Incorporation described above, and (iii) the ratification of UHY LLP as the Company’s independent registered public accounting firm for the 2008 fiscal year.

	Number of Votes
	For	Against	Abstain	Non-Vote
Amendment to 2006 Stock Incentive Plan	39,581,898	23,616,009	416,340	4,556,328
Authorization of Discretional Charter Amendment	66,428,350	1,642,225	100,000	—
Ratification of Public Accounting Firm	66,535,593	2,000	1,632,982	—

Item 5.    Other Information

     None.

Item 6.    Exhibits

31.1	Certification of the Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Energy Solutions, Inc.

Dated: August 7, 2008	By:	/s/ Richard Domaleski
Richard Domaleski
Chief Executive Officer

Dated: August 7, 2008	By:	/s/ James Parslow
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