Form 10-Q
period 2008-09-30
World Energy Solutions, Inc.
filed 2008-11-06
CIK 1371781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008; or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 1, 2008, the registrant had 84,814,728 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$1,756,829	$7,001,884
Trade accounts receivable, net	2,962,684	1,878,233
Prepaid expenses and other current assets	403,961	338,049
Total current assets	5,123,474	9,218,166
Property and equipment, net	524,275	595,950
Capitalized software, net	587,183	463,888
Intangibles, net	6,285,637	7,316,916
Goodwill	3,178,701	3,178,701
Other assets	27,594	26,944
Total assets	$15,726,864	$20,800,565

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$545,986	$980,488
Accrued commissions	669,801	712,919
Accrued compensation	1,381,742	1,516,418
Accrued expenses	401,602	279,162
Deferred revenue and customer advances	851,237	363,933
Capital lease obligations	41,630	41,624
Total current liabilities	3,891,998	3,894,544
Capital lease obligations, net of current portion	14,686	46,222
Total liabilities	3,906,684	3,940,766
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized; 83,509,840 shares issued and 83,438,825 shares outstanding at September 30, 2008, and 82,399,241 shares issued and outstanding at December 31, 2007	8,351	8,240
Additional paid-in capital	30,499,580	29,704,831
Accumulated deficit	(18,609,351)	(12,853,272)
Treasury stock, at cost; 71,015 shares at September 30, 2008 and no shares at December 31, 2007	(78,400)	—
Total stockholders’ equity	11,820,180	16,859,799
Total liabilities and stockholders’ equity	$15,726,864	$20,800,565

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Brokerage commissions and transaction fees	$2,984,110	$2,350,516	$8,184,250	$5,674,775
Management fees	305,405	324,827	980,477	428,897
Total revenue	3,289,515	2,675,343	9,164,727	6,103,672
Cost of revenue	1,113,325	787,517	3,626,237	1,853,660
Gross profit	2,176,190	1,887,826	5,538,490	4,250,012
Operating expenses:
Sales and marketing	2,355,907	3,028,912	7,770,567	5,965,261
General and administrative	1,041,321	1,876,618	3,562,946	4,274,415
Total costs and expenses	3,397,228	4,905,530	11,333,513	10,239,676
Operating loss	(1,221,038)	(3,017,704)	(5,795,023)	(5,989,664)
Interest income, net	5,218	108,195	38,944	482,438
Loss before income taxes	(1,215,820)	(2,909,509)	(5,756,079)	(5,507,226)
Income tax benefit	—	1,099,125	—	2,079,836
Net loss	$(1,215,820)	$(1,810,384)	$(5,756,079)	$(3,427,390)
Loss per share:
Net loss per common share –basic	$(0.01)	$(0.02)	$(0.07)	$(0.04)
Net loss per common share –diluted	$(0.01)	$(0.02)	$(0.07)	$(0.04)

Weighted average shares outstanding –basic and diluted	83,215,951	81,943,263	82,875,299	78,932,803

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(5,756,079)	$(3,427,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,313,692	608,213
Deferred taxes	—	(2,079,836)
Share-based compensation	770,383	779,975
Changes in assets and liabilities, net of the effects of acquisition:
Trade accounts receivable	(1,084,451)	(389,411)
Prepaid expenses and other assets	(66,562)	(146,725)
Accounts payable	(434,502)	431,502
Accrued commissions	(43,118)	(386,089)
Accrued compensation	(134,676)	844,077
Accrued expenses	122,440	48,465
Deferred revenue and customer advances	487,304	54,398
Net cash used in operating activities	(4,825,569)	(3,662,821)
Cash flows from investing activities:
Cost incurred in software development	(293,329)	(329,995)
Net cash paid in acquisition of EnergyGateway, net of cash acquired	—	(4,904,358)
Purchases of property and equipment	(40,704)	(355,272)
Net cash used in investing activities	(334,033)	(5,589,625)
Cash flows from financing activities:
Proceeds from exercise of stock options	16,669	—
Proceeds from exercise of stock warrants	7,808	—
Purchase of treasury stock	(78,400)	—
Principal payments on capital lease obligations	(31,530)	(41,724)
Net cash used in financing activities	(85,453)	(41,724)
Net decrease in cash and cash equivalents	(5,245,055)	(9,294,170)
Cash and cash equivalents, beginning of period	7,001,884	17,483,886
Cash and cash equivalents, end of period	$1,756,829	$8,189,716
Supplemental disclosure of cash flow information:
Net cash received for interest	$43,823	$525,691
Non-cash investing and financing activities:
Fair value of common stock issued in acquisition of EnergyGateway, net of issuance costs	$—	$6,523,232
Reversal of accrued expenses related to initial public offering of common stock	$—	$48,466

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.        Nature of Business and Basis of Presentation

World Energy is an energy and environmental commodities brokerage company that has developed online auction platforms, the World Energy Exchange and the World Green Exchange. On the World Energy Exchange, retail energy consumers (commercial, industrial and government) and wholesale energy participants (utilities and retail suppliers) in the United States are able to negotiate for the purchase or sale of electricity and other energy resources from competing energy suppliers which have agreed to participate on our auction platform in a given auction. Although the Company’s primary source of revenue is from brokering electricity and natural gas, the Company adapted its World Energy Exchange auction platform to accommodate the brokering of green power in 2003 (i.e., electricity generated by renewable resources), wholesale electricity in 2004 and certain other energy-related products in 2005.  In 2007, the Company created the World Green Exchange based on the World Energy Exchange technology and business process. On the World Green Exchange, buyers and sellers negotiate for the purchase or sale of environmental commodities such as Renewable Energy Certificates, Verified Emissions Reductions, and Certified Emissions Reductions and Regional Greenhouse Gas Initiative allowances.

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

In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments consisting of normal recurring adjustments and accruals necessary for the fair presentation of the Company’s financial position as of September 30, 2008, the results of its operations for the three and nine months ended September 30, 2008 and 2007 and its cash flows for the nine months ended September 30, 2008 and 2007, respectively. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2008.

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

3.        Earnings (Loss) Per Share

As of September 30, 2008 and 2007, the Company only had one issued and outstanding class of stock – common stock.  As a result, the basic loss per share for the three and nine months ended September 30, 2008 and 2007, respectively, is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period.

The computed loss per share does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on loss per share.  As the Company was in a net loss position for the reported periods, all common stock equivalents were anti-dilutive.  Therefore, the weighted average number of basic and diluted voting common shares outstanding for the three months ended September 30, 2008 and 2007 were 83,215,951 shares and 81,943,263 shares, respectively, and the weighted average number of basic and diluted voting common shares outstanding for the nine months ended September 30, 2008 and 2007 were 82,875,299 shares and 78,932,803 shares, respectively.

For the three months ended September 30, 2008, 594,731, 2,621,743 and 175,319 weighted average shares issuable relative to common stock warrants, common stock options and restricted stock, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive due to the Company’s net loss position.  For the three months ended September 30, 2007, 754,870 and 1,078,834 and 622,370 weighted average shares issuable relative to common stock warrants, common stock options and restricted stock, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive due to the Company’s net loss position.

For the nine months ended September 30, 2008, 869,162, 2,638,738 and 404,911 weighted average shares issuable relative to common stock warrants, common stock options and restricted stock, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive due to the Company’s net loss position.  For the nine months ended September 30, 2007, 666,926, 1,887,340 and 272,538 weighted average shares issuable relative to common stock warrants, common stock options and restricted stock, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive due to the Company’s net loss position.

At September 30, 2008, 1,150,000 shares and 2,258,250 shares issuable relative to common stock warrants and common stock options, respectively, had exercise prices that exceeded the average market price of the Company’s common stock during the three months ended September 30, 2008 and were excluded from the calculation of diluted shares since the inclusion of such shares would be anti-dilutive.  At September 30, 2008, 598,903 shares of restricted stock were excluded from the calculation of diluted shares during the three months ended September 30, 2008, since the inclusion of such shares would be anti-dilutive.

At September 30, 2008, 1,516,250 shares issuable relative to common stock options had exercise prices that exceeded the average market price of the Company’s common stock during the nine months ended September 30, 2008 and were excluded from the calculation of diluted shares since the inclusion of such shares would be anti-dilutive.  At September 30, 2007, 2,320,000 shares issuable relative to common stock options had exercise prices that exceeded the average market price of the Company’s common stock during the nine months ended September 30, 2007 and were excluded from the calculation of diluted shares since the inclusion of such shares would be anti-dilutive.  At September 30, 2008, 428,903 shares of restricted stock were excluded from the calculation of diluted shares during the nine months ended September 30, 2008, since the inclusion of such shares would be anti-dilutive.

4.        Concentration of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and trade accounts receivable.  The Company had no significant off-balance sheet risk such as foreign exchange contracts, open contracts, or other foreign hedging arrangements.  The Company places its cash with primarily one institution, which management believes is of high credit quality. As of September 30, 2008, approximately $1.4 million of our cash and cash equivalents was invested in a highly liquid, U.S. Treasury money market fund.

The Company receives commission payments from energy suppliers based on the energy usage transacted between energy consumers and energy suppliers.  The Company provides credit in the form of invoiced and unbilled accounts receivable to energy suppliers in the normal course of business.  Collateral is not required for trade accounts receivable, but periodic credit evaluations of energy suppliers are performed.  Management provides for an allowance for doubtful accounts on a specifically identified basis, as well as through historical experience applied to an aging of accounts, if necessary.  Trade accounts receivable are written off when deemed uncollectible.  To date, write-offs have not been material.

The following represents revenue and trade accounts receivable from energy suppliers exceeding 10% of the total in each category:

	Revenue for the three months ended September 30,		Revenue for the nine months ended September 30,		Trade Accounts Receivable as of September 30,
Energy Supplier	2008	2007	2008	2007	2008	2007
A	24%	23%	22%	21%	26%	25%
B	7%	6%	7%	7%	13%	4%
C	9%	11%	7%	13%	14%	16%

In addition to its direct relationship with energy suppliers, the Company also has direct contractual relationships with energy consumers for the online procurement of certain of their energy needs.  These energy consumers are primarily large businesses and government organizations.  For the three months ended September 30, 2008 and 2007, one and two of these energy consumers accounted for transactions resulting in over 10% individually, and approximately 15% and 26% in the aggregate of our revenue, respectively.  For the nine months ended September 30, 2008 and 2007, two of these energy consumers accounted for transactions resulting in over 10% individually and approximately 24% and 33% in the aggregate, respectively.

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

Trade accounts receivable, net consists of the following:

	September 30, 2008	December 31, 2007
Unbilled accounts receivable	$2,083,893	$1,619,440
Billed accounts receivable	883,791	263,793
	2,967,684	1,883,233
Allowance for doubtful accounts	(5,000)	(5,000)
Trade accounts receivable, net	$2,962,684	$1,878,233

6.        Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30, 2008	December 31, 2007
Leasehold improvements	$65,451	$65,451
Equipment	452,312	426,781
Furniture and fixtures	434,147	418,974
	951,910	911,206
Less accumulated depreciation	(427,635)	(315,256)
Property and equipment, net	$524,275	$595,950

Depreciation expense for the three months ended September 30, 2008 and 2007 was $36,967 and $28,064, respectively.  Depreciation expense for the nine months ended September 30, 2008 and 2007 was $112,379 and $68,720, respectively.  Property and equipment purchased under capital lease obligations as of September 30, 2008 and December 31, 2007 was $189,524 and $271,104, respectively. Accumulated depreciation for property and equipment purchased under capital lease was $125,944 and $182,872 at September 30, 2008 and December 31, 2007, respectively.

7.        Share-Based Compensation

In accordance with SFAS No. 123(R) “Share-Based Payment”, the Company recognizes the compensation cost of share-based awards on a straight-line basis over the requisite service period of the award.  For the nine months ended September 30, 2008, share-based awards consisted of grants of restricted stock, and for the nine months ended September 30, 2007, share-based awards consisted of grants of restricted stock and stock options.  The restrictions on the restricted stock lapse over the vesting period.  The vesting period of restricted stock is determined by the Board of Directors, and is generally four years for employees.  The per-share weighted-average fair value of stock options granted during the nine months ended September 30, 2007 was $0.58 on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Nine-months ended September 30,	Expected Dividend Yield	Risk Interest Rate	Expected Option Life	Expected Volatility
2007	—	4.66%	4.61 years	54%

For the three and nine months ended September 30, 2008, the Company recorded share-based compensation expense of approximately $268,000 and $770,000 in connection with share-based payment awards, respectively.  For the three and nine months ended September 30, 2007, the Company recorded share-based compensation expense of approximately $657,000 and $780,000 in connection with share-based payment awards, respectively.  The approximate total share-based compensation expense included in the condensed consolidated statements of operations for the periods presented is included in the following expense categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of revenue	$43,000	$22,000	$148,000	$53,000
Sales and marketing	208,000	581,000	512,000	637,000
General and administrative	17,000	54,000	110,000	90,000
Total share-based compensation	$268,000	$657,000	$770,000	$780,000

The Company has two stock incentive plans: the 2003 Stock Incentive Plan, or the 2003 Plan, and the 2006 Stock Incentive Plan, or the 2006 Plan.  As of September 30, 2008, 3,582,300 shares of common stock were reserved under the 2003 Plan.  No further grants are allowed under the 2003 Plan.  During the second quarter of 2008, stockholders approved an amendment to the 2006 Plan to increase the number of shares of common stock covered by the plan by 4,000,000 shares. As of September 30, 2008, 8,738,161 shares of common stock were reserved under the 2006 Plan representing 1,516,250 outstanding stock options, 2,258,500 shares of restricted stock granted and 4,963,411 shares available for grant.  A summary of stock option activity under both plans for the nine months ended September 30, 2008 is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2007	6,703,029	$0.65
Granted	—	$—
Cancelled	(1,023,750)	$1.30
Exercised	(580,729)	$0.03
Outstanding at September 30, 2008	5,098,550	$0.59

A summary of restricted stock activity under the 2006 Plan for the nine months ended September 30, 2008 is as follows:

	Shares	Weighted Average Grant Price
Outstanding at December 31, 2007	1,448,500	$1.10
Granted	774,000	$0.88
Cancelled	(364,000)	$1.04
Vested	(269,597)	$1.17
Unvested at September 30, 2008	1,588,903	$1.00

For Company employees, vested restricted stock awards were net-share settled such that the Company withheld shares with value equivalent to employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities.  The total shares withheld of 71,015 for the nine months ended September 30, 2008 was based on the value of the restricted stock on their vesting date as determined by the Company’s closing stock price.  Total payment for employees’ tax obligations was approximately $78,400.  These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

A summary of common stock options outstanding and common stock options exercisable as of September 30, 2008 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
Range of		Remaining	Aggregate	Number	Remaining	Aggregate
Exercise		Contractual	Intrinsic	Of Shares	Contractual	Intrinsic
Prices	Options	Life	Value	Exercisable	Life	Value
$0.02 - $0.23	2,080,300	2.09 Years	$870,477	2,080,300	2.09 Years	$870,477
$0.24 - $1.12	1,502,000	4.35 Years	107,013	946,000	4.18 Years	87,227
$1.13 - $1.34	1,516,250	5.57 Years	—	493,125	5.51 Years	—
	5,098,550	3.79 Years	$977,490	3,519,425	3.13 Years	$957,704

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2008 was $415,718.  At September 30, 2008, the weighted average exercise price of common stock options outstanding and exercisable was $0.59 and $0.35, respectively.

During the second quarter of 2008, stockholders voted to authorize an amendment the Company’s Certificate of Incorporation which would effect a reverse stock split of our common stock in any one of the following ratios: one-for-two, one-for-three, one-for-four, one-for-five, one-for-six, one-for-seven, one-for-eight, one-for-nine and one-for-ten at any time prior to May 21, 2009. The exact ratio and the discretion of whether or when to effect the reverse stock split is at the discretion of the Board of Directors. To date, the Board has not effected a reverse stock split.

8.        Credit Arrangement

On September 8, 2008, the Company and its wholly-owned subsidiary, World Energy Securities Corp., entered into a Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank (“SVB”). Under the Agreement, SVB has committed to make advances to the Company in an aggregate amount of up to $3,000,000, subject to availability against certain eligible account receivables, eligible retail backlog and maintenance of financial covenants. The credit facility bears interest at a floating rate per annum based on SVB’s prime rate plus three-quarters of one percentage point (0.75%) on advances made against eligible accounts receivable and prime plus one-and-one-half of one percentage point (1.5%) on advances made against eligible retail backlog. These interest rates are subject to change based on the Company’s maintenance of an adjusted quick ratio of one-to-one. All unpaid principal and accrued interest is due on September 7, 2009 (the “Maturity Date”). Until the Maturity Date, the Company is only required to pay interest, with each such payment due in arrears on the last calendar day of each month.

There were no outstanding borrowings from the credit facility at September 30, 2008 and the Company was in compliance with its covenants as of September 30, 2008.

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

The following unaudited pro forma information assumes that the acquisition of EnergyGateway assets had been completed as of the beginning of 2007:

Nine Months Ended September 30, 2007
Revenues	$7,377,187

Net loss available to common stockholders	$(3,934,464)

Loss per share: Net loss available to common stockholders per share – basic	$(0.05)
Net loss available to common stockholders per share – diluted	$(0.05)

Weighted average number of common and common equivalent shares outstanding – basic	81,905,789
Weighted average number of common and common equivalent shares outstanding – diluted	81,905,789

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

Overview

World Energy is an energy and environmental commodities brokerage company that has developed online auction platforms, the World Energy Exchange and the World Green Exchange. On the World Energy Exchange, retail energy consumers (commercial, industrial and government, or CIG) and wholesale energy participants (utilities and retail suppliers) in the United States are able to negotiate for the purchase or sale of electricity and other energy resources from competing energy suppliers which have agreed to participate on our auction platform in a given auction. The World Energy Exchange is supplemented with information about market rules, pricing trends, energy consumer usage and load profiles. Our procurement staff uses this auction platform to conduct auctions, analyze results, guide energy consumers through contracting, and track their contracts, sites, accounts and usage history. Although our primary source of revenue is from brokering electricity and natural gas, we adapted our World Energy Exchange auction platform to accommodate the brokering of green power in 2003 (i.e., electricity generated by renewable resources), wholesale electricity in 2004 and certain other energy-related products in 2005.  In 2007, we created the World Green Exchange based on the World Energy Exchange technology and business process.  On the World Green Exchange, buyers and sellers negotiate for the purchase or sale of environmental commodities such as Renewable Energy Certificates, Verified Emissions Reductions, Certified Emissions Reductions and Regional Greenhouse Gas Initiative allowances.

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

Since our initial public offering (IPO) in November 2006, we have aggressively grown the Company from 20 employees to 56 at September 30, 2007 to 58 as of September 30, 2008. This planned investment has allowed us to pursue our strategic initiatives as outlined in our IPO resulting in a more than 250% growth in revenue. Our cost structure has increased correspondingly. The majority of our infrastructure investment was made during the first 9-months of 2007 and our fixed operating cost structure has remained stable since the fourth quarter of 2007 and declined in Q3 2008. We believe that our fixed operating cost structure will remain at, or decrease from, current levels in the short-term. However, a portion of our operating costs, including channel partner and internal commission structures, are variable in nature and will increase as revenue levels increase. While we do expect there will be changes within our workforce in the future, we believe that we have the necessary resources to pursue our strategic initiatives.

Beginning in the latter half of the first quarter and continuing into the early part of the third quarter, there was a sharp rise in electricity and natural gas prices.  We believe that these increases caused some of our customers in our wholesale and retail product lines to delay their energy procurement decisions.  We have seen these rapid increases in commodity prices before and, based on our prior experience, we believe that customers who are now on the sidelines will come back to transact on our platform either when they have to renew their contract due to expiration, prices come down to a level at which they are comfortable, or if they believe that the then-present environment represents a new market level. During the latter half of July 2008 we began to observe a contraction in electricity and natural gas prices. We believe this contraction contributed to an increase in procurement activity in both the retail and wholesale product lines in the third quarter as compared to levels in the second quarter.

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

Contracts between energy suppliers and energy consumers are signed for a variety of term lengths, with a one year contract term being typical for commercial and industrial energy consumers, and government contracts typically having two to three year terms. As a result of recent commodity price fluctuations, we have seen our commercial and industrial customers contracting for multiple year terms. Our revenue has grown over the last three years through new participants utilizing our World Energy Exchange as well as energy consumers increasing the size or frequency of their transactions on our exchange platform.

We generally do not directly invoice our electricity energy suppliers and, therefore, we report a substantial portion of our receivables as “unbilled.” Unbilled accounts receivable represents management’s best estimate of energy provided by the energy suppliers to the energy consumers for a specific completed time period at contracted commission rates and is made up of two components. The first component represents energy usage for which we have received actual data from the supplier and/or the utility, but for which payment has not been received at the balance sheet date. The majority of our contractual relationships with energy suppliers require them to supply actual usage data to us on a monthly basis and remit payment to us based on that usage. The second component represents energy usage for which we have not received actual data, but for which we have estimated usage.

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

Wholesale and Environmental Commodity Transactions

For wholesale energy and environmental commodity transactions, substantially all transaction fees are invoiced upon the conclusion of the auction based on a fixed fee.  These revenues are not tied to future energy usage and are recognized upon the completion of the online auction.  For reverse auctions where our customers bid for a consumer’s business, the fees are paid by the bidder. For forward auctions where a lister is selling energy or credits, the fees are typically paid by the lister. In addition, revenue may not be recognized on certain green transactions until the credits being auctioned have been verified and/or delivered. While substantially all wholesale and green transactions are accounted for in this fashion, a small percentage of our wholesale revenue is accounted for as electricity or gas is delivered similar to the retail electricity transaction methodology described above.

Cost of revenue

Cost of revenue consists primarily of:

•
salaries, employee benefits and stock-based compensation associated with our auction management services, which are directly related to the development and production of the online auction and maintenance of market-related data on our auction platform and monthly management fees (our supply desk function);

•	amortization of capitalized costs associated with our auction platform and acquired developed technology; and

•	rent, depreciation and other related overhead and facility-related costs.

Sales and marketing

Sales and marketing expenses consist primarily of:

•	salaries, employee benefits and stock-based compensation related to sales and marketing personnel;

•	third party commission expenses to our channel partners;

•	travel and related expenses;

•	amortization related to customer relationships and contracts;

•	rent, depreciation and other related overhead and facility-related costs; and

•	general marketing costs such as trade shows, marketing materials and outsourced services.

General and administrative

General and administrative expenses consist primarily of:

•	salaries, employee benefits and stock-based compensation related to general and administrative personnel;

•	accounting, legal, recruiting and other professional fees; and

•	rent, depreciation and other related overhead and facility-related costs.

Interest income (expense), net

Interest income (expense), net consists primarily of:

•	interest income related to the invested portion of the proceeds from our initial public offering; and

•	interest expense related to capital leases.

Results of Operations

The following table sets forth certain items as a percent of revenue for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	100%	100%	100%	100%
Cost of revenue	34	29	40	30
Gross profit	66	71	60	70
Operating expenses:
Sales and marketing	71	113	84	98
General and administrative	32	70	39	70
Operating loss	(37)	(112)	(63)	(98)
Interest income, net	—	4	—	8
Income tax benefit	—	41	—	34
Net loss	(37)%	(67)%	(63)%	(56)%

Comparison of the Three Months Ended September 30, 2008 and 2007

Revenue
	For the Three Months Ended September 30,
	2008	2007	Increase
Revenue	$3,289,515	$2,675,343	$614,172	23%

Revenue increased 23%, primarily due to increased auction activity in all of our product lines and new customer wins. The revenue increase reflects the growth in our wholesale customer base to 38 at September 30, 2008 from 7 at September 30, 2007. In addition, the third quarter of 2008 benefited from increased activity in our retail product line including record commercial and industrial bookings generated by our international sales force, strong renewal rates, an increase to 54 channel partners as of September 30, 2008 from 36 as of September 30, 2007 and large state government procurements run during 2007. Of the 54 channel partners, 30 had contributed to our revenue by brokering transactions over the exchange in 2008 as compared to 23 during 2007.

Cost of revenue
	For the Three Months September 30,
	2008		2007
	$	% of Revenue	$	% of Revenue	Increase
Cost of revenue	$1,113,325	34%	$787,517	29%	$325,808	41%

The 41% increase in cost of revenue related to the three month period ended September 30, 2008 as compared to the same period in 2007 was substantially due to an increase in salary and benefit costs, costs associated with three additional supply desk employees and, to a lesser extent, increased travel costs and amortization related to developed technology acquired. Cost of revenue as a percent of revenue increased 5% due to the cost increases noted above partially offset by the 23% increase in revenue.

Operating expenses
	For the Three Months Ended September 30,
	2008		2007
	$	% of Revenue	$	% of Revenue	Decrease
Sales and marketing	$2,355,907	71%	$3,028,912	113%	$ (673,005)	(22)%
General and administrative	1,041,321	32	1,876,618	70	(835,297)	(45)
Total operating expenses	$3,397,228	103%	$4,905,530	183%	$(1,508,302)	(31)%

The 22% decrease in sales and marketing expense for the three month period ended September 30, 2008 as compared to the same period in 2007 primarily reflects decreases in share-based compensation, marketing and travel costs. Sales and marketing expense as a percentage of revenue decreased 42% due to the decreased costs discussed above and the 23% increase in revenue.

The 45% decrease in general and administrative expenses for the three month period ended September 30, 2008 as compared to the same period in 2007 was primarily due to decreases in legal, accounting and consulting fees, and a reduction in payroll and payroll related expenses. General and administrative expenses as a percent of revenue decreased 38% substantially due to the cost decreases noted above and the 23% increase in revenue.

Interest income, net

Interest income, net was approximately $5,000 and $108,000 for the three months ended September 30, 2008 and 2007, respectively.  The decrease in interest income was primarily due to a lower average cash balance during the third quarter of 2008 as compared to the same period last year as we utilized the proceeds from our initial public offering to pursue our strategic initiatives.

Income tax benefit

We did not record an income tax benefit for the three months ended September 30, 2008 as we provided a full valuation allowance against our deferred tax assets due to uncertainty regarding the realization of those deferred tax assets, primarily net operating loss carryforwards, in the future.  We recorded an income tax benefit of approximately $1.1 million for the three months ended September 30, 2007, reflecting an expected federal and state tax rate of 38%.

Net loss

We reported a net loss for the three months ended September 30, 2008 of approximately $1.2 million compared to a net loss of approximately $1.8 million for the three months ended September 30, 2007. The decrease in net loss is primarily due to the decrease in operating expenses discussed above and the 23% increase in revenue, both partially offset by decreases in the income tax benefit and interest income, and the decrease in cost of revenue.

Comparison of the Nine Months Ended September 30, 2008 and 2007

Revenue
	For the Nine Months Ended September 30,
	2008	2007	Increase
Revenue	$9,164,727	$6,103,672	$3,061,055	50%

Revenue increased 50%, primarily due to increased auction activity in all of our product lines, new customer wins and the inclusion of the EnergyGateway operation for a full nine months during the first nine months of 2008 as compared to four months during the first nine months of 2007. The revenue increase reflects the growth of our wholesale customer base to 38 at September 30, 2008 from 7 at September 30, 2007. In addition, the first nine months of 2008 benefited from increased activity in our retail business including the large state government procurements run during calendar 2007 and an increase to 54 channel partners as of September 30, 2008 from 36 as of September 30, 2007. Of those channel partners, 30 had contributed to our revenue by brokering transactions over the exchange in 2008 as compared to 23 during 2007.

Cost of revenue
	For the Nine Months September 30,
	2008		2007
	$	% of Revenue	$	% of Revenue	Increase
Cost of revenue	$3,626,237	40%	$1,853,660	30%	$1,772,577	96%

The 96% increase in cost of revenue related to the nine month period ended September 30, 2008 as compared to the same period in 2007 was substantially due to an increase in salary and benefit costs associated with three additional supply desk employees and the inclusion of the former EnergyGateway employees for a full nine months during 2008 versus four months during the first nine months of 2007 and, to a lesser extent, increased travel costs and amortization related to developed technology acquired. Cost of revenue as a percent of revenue increased 10% due to the cost increases noted above partially offset by the 50% increase in revenue.

Operating expenses
	For the Nine Months Ended September 30,
	2008		2007
	$	% of Revenue	$	% of Revenue	Increase/(Decrease)
Sales and marketing	$ 7,770,567	84%	$ 5,965,261	98%	$1,805,306	30%
General and administrative	3,562,946	39	4,274,415	70	(711,469)	(17)
Total operating expenses	$11,333,513	123%	$10,239,676	168%	$1,093,837	11%

The 30% increase in sales and marketing expense for the nine month period ended September 30, 2008 as compared to the same period in 2007 primarily reflects general salary increases and the addition of the former EnergyGateway employees, as well as amortization related to customer relationships and contracts. Sales and marketing expense as a percentage of revenue decreased 14% substantially due to the 50% increase in revenue partially offset by the cost increases noted above.

The 17% decrease in general and administrative expenses for the nine month period ended September 30, 2008 as compared to the same period in 2007 was primarily due to decreases in compliance related costs and, to a lesser extent, recruiting costs. General and administrative expenses as a percent of revenue decreased 31% substantially due to the 50% increase in revenue and, to a lesser extent, the cost decreases noted above.

Interest income, net

Interest income, net was approximately $39,000 and $482,000 for the nine months ended September 30, 2008 and 2007.  The decrease in interest income was primarily due to a lower average cash balance during the first nine months of 2008 as compared to the same period last year as we utilized the proceeds from our initial public offering to pursue our strategic initiatives.

Income tax benefit

We did not record an income tax benefit for the nine months ended September 30, 2008 as we provided a full valuation allowance against our deferred tax assets due to uncertainty regarding the realization of those deferred tax assets, primarily net operating loss carryforwards, in the future.  We recorded an income tax benefit of approximately $2.1 million for the nine months ended September 30, 2007, reflecting an expected federal and state tax rate of 38%.

Net loss

We reported a net loss for the nine months ended September 30, 2008 of approximately $5.8 million compared to a net loss of approximately $3.4 million for the nine months ended September 30, 2007. The increase in net loss is primarily due to higher cost of revenue and sales and marketing expenses and decreases in interest income and income tax benefit. These increases in net loss were partially offset by the increase in revenue and the decrease in general and administrative expenses.

Liquidity and Capital Resources

At September 30, 2008, we had no commitments for material capital expenditures. We have identified and executed against a number of strategic initiatives that we believe are key components of our future growth, including: expanding our community of channel partners, energy consumers and energy suppliers on our exchanges; strengthening and extending our long-term relationships with government agencies; entering into other energy-related markets including wholesale transactions with utilities and the emerging green credit markets; making strategic acquisitions and growing our sales force.  As of September 30, 2008, our workforce numbered 58 reflecting an increase of two from the 56 we employed at September 30, 2007.  At September 30, 2008, we had 22 professionals in our sales and marketing and account management groups, 27 in our supply desk group and 9 in our general and administrative group.  While we will hire additional professionals as the need and/or opportunity arises, we believe that in the short-term our operating costs will remain at, or decrease from, current levels.

Comparison of September 30, 2008 to December 31, 2007

	September 30, 2008	December 31, 2007	Increase/(Decrease)
Cash and cash equivalents	$1,756,829	$7,001,884	$(5,245,055)	(75)%
Trade accounts receivable	2,962,684	1,878,233	1,084,451	58
Days sales outstanding	75	56	19	34
Working capital	1,231,476	5,323,622	(4,092,146)	(77)
Stockholders’ equity	11,820,180	16,859,799	(5,039,619)	(30)

Cash and cash equivalents decreased 75%, primarily due to the pre-tax loss for the nine months ended September 30, 2008, an increase in accounts receivable and decreases in accounts payable and accrued expenses. Trade accounts receivable increased 58% primarily due to an increase in day’s sales outstanding within our accounts receivable balance. Days sales outstanding (representing account receivable outstanding at September 30, 2008 divided by the average sales per day during the quarter, adjusted for deferred revenue of approximately $272,000) increased 34% due to the timing of collections, a higher concentration of retail energy sales during the three months ended September 30, 2008 and a greater concentration of auction activity in September 2008 due to the contraction in oil and gas prices in late July and early August. Revenue from our energy suppliers representing greater than 10% of our revenue decreased to 22% from one energy supplier during the nine months ended September 30, 2008 from 34% from two energy suppliers for the same period in 2007. This decrease was directly related to the addition of the EnergyGateway customers and an increase in wholesale transactions.

Working capital (consisting of current assets less current liabilities) decreased 77%, primarily due to the decrease in cash and cash equivalents resulting from the funding of the pre-tax loss for the nine months ended September 30, 2008, and an approximate $1.1 million increase in accounts receivable discussed above. Stockholders’ equity decreased 30% due to the net loss for the period partially offset by share-based compensation and the exercise of stock options and warrants.

Cash used in operating activities for the nine months ended September 30, 2008 and 2007 was approximately $4.8 million and $3.7 million, respectively, due primarily to the pre-tax losses in each respective period. Cash used in investing and financing activities for the nine months ended September 30, 2008 was approximately $419,000 primarily due to costs incurred in software development. Cash used in investing and financing activities for the nine months ended September 30, 2007 was approximately $5.6 million primarily due to the acquisition of EnergyGateway in June 2007.

We have historically funded our operations with cash flow from operations and the issuance of various debt and equity instruments. We have approximately $1.8 million of cash and cash equivalents and no bank debt as of September 30, 2008.  We expect to continue to fund our operations from existing cash resources, operating cash flow and, when required, the issuance of various debt and equity instruments. That notwithstanding, we believe that our current financial resources are adequate to fund our ongoing operations and pursue our strategic initiatives.

On September 8, 2008, we entered into a Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank (“SVB”). Under the Agreement, SVB has committed to make advances to us in an aggregate amount of up to $3,000,000, subject to availability against certain eligible account receivables, eligible retail backlog and maintenance of financial covenants. The credit facility bears interest at a floating rate per annum based on SVB’s prime rate plus three-quarters of one percentage point (0.75%) on advances made against eligible accounts receivable and prime plus one-and-one-half of one percentage point (1.5%) on advances made against eligible retail backlog. These interest rates are subject to change based on our maintenance of an adjusted quick ratio of one-to-one. All unpaid principal and accrued interest is due on September 7, 2009 (the “Maturity Date”). Until the Maturity Date, we are only required to pay interest, with each such payment due in arrears on the last calendar day of each month.

There were no outstanding borrowings from the credit facility and we were in compliance with our bank covenants as of September 30, 2008.

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

Wholesale and Green Transactions

Substantially all transaction fees are invoiced upon the conclusion of the auction based on a fixed fee.  These revenues are not tied to future energy usage and are recognized upon the completion of the online auction.  For reverse auctions where our customers bid for a consumer’s business, the fees are paid by the bidder. For forward auctions where a lister is selling energy or credits, the fees are typically paid by the lister. In addition, revenue may not be recognized on certain green transactions until the credits being auctioned have been verified and/or delivered. While substantially all wholesale and green transactions are accounted for in this fashion, a small percentage of our wholesale revenue is accounted for as the wholesale electricity or gas is delivered similar to the retail electricity transaction revenue recognition methodology described above.

Channel Partner Commissions

We pay commissions to our channel partners at contractual rates based on monthly energy transactions between energy suppliers and energy consumers. The commission is accrued monthly and charged to sales and marketing expense as revenue is recognized. We pay commissions to our salespeople at contractual commission rates based upon cash collections from our customers.

Revenue Estimation

Our estimates in relation to revenue recognition affect revenue and sales and marketing expense as reflected on our statements of operations, and trade accounts receivable and accrued commissions accounts as reflected on our balance sheets. For any quarterly reporting period, we may not have actual usage data for certain energy suppliers and will need to estimate revenue. We record revenue based on the energy consumers’ historical usage profile. At the end of each reporting period, we adjust historical revenue to reflect actual usage for the period. For the nine months ended September 30, 2008, we estimated usage for approximately 11% of our revenue resulting in a negative 0.4%, or approximately $13,000, adjustment. This decrease in revenue, which is based on adjusted year to date revenue, resulted in an approximate $8,000 decrease in sales and marketing expense related to third party commission expense associated with those revenues. Corresponding adjustments were made to trade accounts receivable and accrued commissions, respectively. A 1% difference between this estimate and actual usage would have an approximate $7,000 effect on our revenue for the three months ended September 30, 2008.

Software Development

Certain acquired software and significant enhancements to our software are recorded in accordance with Statement of Position (“SOP”) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use”. Accordingly, internally developed software costs of approximately $293,000 and $330,000 related to implementation, coding and configuration have been capitalized during the nine months ended September 30, 2008 and 2007, respectively. We amortize internally developed and purchased software over the estimated useful life of the software (generally three years). During the nine months ended September 30, 2008 and 2007 approximately $170,000 and $73,000 were amortized to cost of revenues, respectively.  Accumulated amortization was approximately $443,000 and $273,000 at September 30, 2008 and December 31, 2007, respectively.

Our estimates for capitalization of software development costs affect cost of revenue and capitalized software as reflected on our consolidated statements of operations and on our consolidated balance sheets. During the nine months ended September 30, 2008, capitalized software costs were 1.9% of our total assets and amortization expense was approximately 4.7% of cost of revenue. To the extent the carrying amount of the capitalized software costs may not be fully recoverable or that the useful lives of those assets are no longer appropriate, we may need to record an impairment (non-cash) charge and write-off a portion or all of the capitalized software balance on the balance sheet.

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

Pursuant to SFAS No. 142, we perform an annual impairment test for goodwill.  The impairment test for goodwill is a two-step process.  Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit.  If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit with the carrying amount of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill will be recorded as an impairment loss.  During the first nine months of 2008, no impairment of our goodwill was recorded.

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

Impairment of Long-Lived and Intangible Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we periodically review long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable or that the useful lives of those assets are no longer appropriate. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount.  During the first nine months of 2008, no impairment of our long-lived assets was recorded as no change in circumstances indicated that the carrying value of the assets was not recoverable.

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

Our estimates in relation to income taxes affect income tax benefit and deferred tax assets as reflected on our statements of operations and balance sheets, respectively. The deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized in the near term.  As of September 30, 2008, we had deferred tax assets of approximately $6.9 million against which a full valuation allowance has been established. To the extent we determine that it is more likely than not that we will recover all of our deferred tax assets, it could result in an approximate $6.9 million non-cash tax benefit.

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

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by the taxing authorities in accordance with the recognition and measurement standards of FIN 48.  At September 30, 2008, there is no expected material, aggregate tax effect as a result of differences between tax return positions and the benefits recognized in our financial statements.

Share-Based Compensation

In accordance with SFAS No. 123(R) “Share-Based Payment”, the Company recognizes the compensation cost of share-based awards on a straight-line basis over the requisite service period of the award.  For the nine months ended September 30, 2008, share-based awards consisted of grants of restricted stock, and for the nine months ended September 30, 2007, share-based awards consisted of grants of restricted stock and stock options.  The restrictions on the restricted stock lapse over the vesting period.  The vesting period of restricted stock is determined by the Board of Directors, and is generally four years for employees.  The per-share weighted-average fair value of stock options granted during the nine months ended September 30, 2007 was $0.58 on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Nine-months ended September 30,	Expected Dividend Yield	Risk Interest Rate	Expected Option Life	Expected Volatility
2007	—	4.66%	4.61 years	54%

The Company has two stock incentive plans: the 2003 Stock Incentive Plan, or the 2003 Plan, and the 2006 Stock Incentive Plan, or the 2006 Plan.  As of September 30, 2008, 3,582,300 shares of common stock were reserved under the 2003 Plan.  No further grants are allowed under the 2003 Plan.  As of September 30, 2008, 8,738,161 shares of common stock were reserved under the 2006 Plan representing 1,516,250 outstanding stock options, 2,258,500 shares of restricted stock granted and 4,963,411 shares available for grant.  A summary of stock option activity under both plans for the nine months ended September 30, 2008 is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2007	6,703,029	$0.65
Granted	—	$—
Cancelled	(1,023,750)	$1.30
Exercised	(580,729)	$0.03
Outstanding at September 30, 2008	5,098,550	$0.59

A summary of restricted stock activity under the 2006 Plan for the nine months ended September 30, 2008 is as follows:

	Shares	Weighted Average Grant Price
Outstanding at December 31, 2007	1,448,500	$1.10
Granted	774,000	$0.88
Cancelled	(364,000)	$1.04
Vested	(269,597)	$1.17
Unvested at September 30, 2008	1,588,903	$1.00

A summary of common stock options outstanding and common stock options exercisable as of September 30, 2008 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
Range of		Remaining	Aggregate	Number	Remaining	Aggregate
Exercise		Contractual	Intrinsic	Of Shares	Contractual	Intrinsic
Prices	Options	Life	Value	Exercisable	Life	Value
$0.02 - $0.23	2,080,300	2.09 Years	$870,477	2,080,300	2.09 Years	$870,477
$0.24 - $1.12	1,502,000	4.35 Years	107,013	946,000	4.18 Years	87,227
$1.13 - $1.34	1,516,250	5.57 Years	—	493,125	5.51 Years	—
	5,098,550	3.79 Years	$977,490	3,519,425	3.13 Years	$957,704

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2008 was $415,718.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008.  In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2008, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of September 30, 2008, we have used approximately $16 million of the net proceeds of the initial public offering to redeem our long-term debt, to acquire the assets of EnergyGateway, for working capital and to fund operations.  The remaining net proceeds of the initial public offering are invested in short-term, highly liquid money market accounts with an original maturity of 90 days or less.  There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

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

World Energy Solutions, Inc.

Dated: November 6, 2008	By:	/s/ Richard Domaleski
Richard Domaleski
Chief Executive Officer

Dated: November 6, 2008	By:	/s/ James Parslow
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