Form 10-K
period 2008-12-31
World Energy Solutions, Inc.
filed 2009-03-03
CIK 1371781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________________ to __________________

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

The aggregate market value of the common stock held by non-affiliates of the registrant based on the last sale price of such stock as reported by the Toronto Stock Exchange on June 30, 2008 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $78,816,980.

As of February 20, 2009, the registrant had 85,207,937 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 21, 2009, are incorporated by reference into Part III of this Report.

World Energy Solutions, Inc.
Form 10-K
For the Year Ended December 31, 2008

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

PART I

Item 1.  Business

Overview

World Energy is an energy and environmental commodities brokerage company that has developed online exchanges - the World Energy Exchange and the World Green Exchange. On the World Energy Exchange, retail energy consumers (commercial, industrial, and government, or CIG) and wholesale energy participants (utilities, electricity retailers and intermediaries (buyers)) in the United States are able to negotiate for the purchase or sale of electricity and other energy resources from competing energy suppliers which have agreed to participate on our auction platform in a given auction. The World Energy Exchange is supplemented with information about market rules, pricing trends, energy consumer usage and load profiles. Our procurement staff uses this auction platform to conduct auctions, analyze results, guide energy consumers through contracting, and track their contracts, sites, accounts and usage history. Although our primary source of revenue is from brokering electricity and natural gas, we adapted our World Energy Exchange auction platform to accommodate the brokering of green power in 2003 (i.e., electricity generated by renewable resources), wholesale electricity in 2004 and certain other energy-related products in 2005.  In 2007, we created the World Green Exchange based on the World Energy Exchange technology and business process.  On the World Green Exchange, buyers and sellers negotiate for the purchase or sale of environmental commodities such as Renewable Energy Certificates (RECs), Verified Emissions Reductions (VERs), Certified Emissions Reductions (CERs) and Regional Greenhouse Gas Initiative (RGGI) allowances.

On June 1, 2007, we acquired substantially all of the assets of EG Partners, LLC, formerly EnergyGateway LLC (“EnergyGateway”), for $4,951,758 in cash and 5,375,000 of our common shares plus the assumption of certain liabilities.  EnergyGateway provided on-line energy procurement and value-added energy services to customers in many major industries in the U.S. and Canada, from large multi-site Fortune 500 industrials to middle-market manufacturing and small commercial operations. With the acquisition we expanded our product offering to include EnergyGateway’s “post and bid” process and expanded our reach into the natural gas and commercial and industrial marketplaces. In the post and bid online environment, end users post their energy needs and energy suppliers respond to those postings.

In addition to the retail energy industry, we have continued to develop and build solutions to address the wholesale and environmental commodities markets. We support the wholesale product line by utilizing our reverse auction platform technology and process.  We support the environmental commodity product line by utilizing the post and bid platform solution and process. Wholesale has evolved into a significant revenue contributor for us with approximately 10% of our consolidated revenue in 2007 and 2008 being derived from this product line. We have continued to pursue the environmental commodities product line and have conducted several auctions in 2008 representing every major environmental commodity including U.S. VERs, Canadian and U.S. RECs and CERs for a European lister. In August 2008, we were awarded a two-year contract with RGGI. RGGI, a consortium of 10 Northeast and Mid-Atlantic states, is the first mandatory market-based effort in the United States to reduce greenhouse gas emissions. RGGI selected our World Green Exchange to sell allowances for the emitting of carbon dioxide emissions from the power sector. In accordance with this contract the Company will conduct quarterly auctions for RGGI over the two-year period with an option to extend for an additional two year period. We successfully completed the first two auctions for RGGI during the third and fourth quarters of 2008.

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

The federal government regulates the electricity wholesale and transmission business through the Federal Energy Regulatory Commission, or FERC, which draws its jurisdiction from the Federal Power Act, and from other legislation such as the Public Utility Regulatory Policies Act of 1978, the Energy Policy Act of 1992, or EPA 1992, and the Energy Policy Act of 2005. FERC has comprehensive and plenary jurisdiction over the rates and terms for sales of power at wholesale, and over the organization, governance and financing of the companies engaged in such sales. States regulate the sale of electricity at the retail level within their respective jurisdictions, in accordance with individual state laws which can vary widely in material respects. Restructuring of the retail electricity industry in the United States began in the mid-1990s, when certain state legislatures restructured their electricity markets to create competitive markets that enable energy consumers to purchase electricity from competitive energy suppliers.

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

The structure and, ultimately, the success level of industry restructuring has been determined on a state by state basis. There have been three general models for electricity industry restructuring: (i) delayed competition, (ii) phased-in competition, and (iii) full competition. The delayed competition model consists of the state passing legislation authorizing competitive retail electricity markets (i.e., customer choice of electric energy supplier), however, no action is taken by the state regulatory authority charged with utility industry oversight within such state to change the incumbent utility rates for electric energy to encourage competition. The phased-in competition model consists of the state passing legislation authorizing competitive retail electricity markets together with a gradual change of the incumbent local utility’s retail electric rates to encourage the competitive supply of electricity over time. The full competition model consists of the state passing legislation authorizing competitive retail electricity markets together with an immediate change to the incumbent local utilities’ retail electric rates that results in the whole commercial, industrial and government, or CIG, electricity market in such state being competitive immediately.

Energy consumers who choose to switch electricity suppliers can either do it themselves by contacting competitive energy suppliers directly, or indirectly, by engaging aggregators, brokers or consultants, collectively referred to as ABCs, to assist them with their electricity procurement.

Competitive Energy Suppliers:  These entities take title to power and resell it directly to energy consumers. These are typically well-funded entities, which both service energy consumers and also work with ABCs, to contract with energy consumers. Presently, we estimate there are over 40 competitive suppliers, several of which operate on a national level and are registered in nearly all of the 16 states and the District of Columbia that permit CIG energy consumers to choose their electricity supplier and have deregulated pricing to create competitive markets.  Of the 16 deregulated states, 11 have viable competitive markets.

Aggregators, Brokers and Consultants:  ABCs facilitate transactions by having competitive energy suppliers compete against each other in an effort to get their energy customers the lowest price. This group generally uses manual request for proposal, or RFP, processes that are labor intensive, relying on phone, fax and email solicitations. We believe that the online RFP process is superior to the traditional paper-based RFP process as it involves a larger number of energy suppliers, can accommodate a larger number of bids within a shorter time span, and allows for a larger amount of contract variations including various year terms, territories and energy usage patterns.

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

The federal government regulates the natural gas transmission business through FERC which draws its jurisdiction from the Natural Gas Act, and from other legislation such as the Energy Policy Act of 2005. FERC has comprehensive and plenary jurisdiction over the rates and terms for transmission of gas in interstate commerce, and over the organization, governance and financing of the companies engaged in such transmission. States regulate the distribution and sale of gas at the retail level within their respective jurisdictions, in accordance with individual state laws which can vary widely in material respects.

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

Wholesale Energy

The wholesale electricity market is the competitive market that connects generators (sellers) with utilities, electricity retailers and intermediaries (buyers) who purchase electricity to re-sell on the retail market. Total wholesale purchases of electric power in 2008 was 5.5 billion MWh.  Natural gas is an important input fuel for generators, and purchases of natural gas in 2008 totaled 6 trillion cubic feet.

The U.S. wholesale electricity market emerged in the late 1970s when independent power producers, or IPPs, and other non-utilities entered the electricity generation market, although the market was restricted until the early 1990s when competitive constraints were removed. These new generation entities began to compete directly with traditional utilities and offered customers more than one choice to obtain electricity. Today, participants in the wholesale market include IPPs, traditional utilities, and intermediary power marketers. In addition, banks, traders, and brokers participate in the wholesale market.

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

Environmental Commodities

Concerns about global warming have spawned a number of initiatives to reduce greenhouse gas emissions. The most widely adopted of these initiatives is the Kyoto Protocol pursuant to which many countries in Europe, Asia and elsewhere have created carbon cap and trade systems. In carbon cap and trade programs, carbon dioxide emission caps are established and producers of these emissions can buy or sell credits in order to meet their required allocations. While the United States has not ratified the Kyoto Protocol at a federal level, there are a number of initiatives in the U.S. at the regional, state and local level aimed at limiting greenhouse gas emissions, including RGGI - a collaboration of 10 Northeastern and Mid-Atlantic states, and renewable portfolio standards, initiatives adopted by over 25 states and the District of Columbia regarding the minimum requirements mandated to utilities to derive power from renewable sources.

In August 2008, we were awarded a two-year contract with RGGI, which is the first mandatory, market based effort in the United States to reduce greenhouse gas emissions. RGGI selected our World Green Exchange to sell allowances for the emitting of carbon dioxide emissions from the power sector. In accordance with this contract the Company will conduct quarterly auctions for RGGI over the two-year period with an option to extend for an additional two year period. We successfully completed the first two auctions for RGGI during the third and fourth quarters of 2008.

Additionally, carbon emissions reduction initiatives and mandates are spurring investments in renewable energy, carbon efficiency and recovery processes to create credits that can be traded to countries or companies seeking to get beneath mandated carbon emission limits. Thus far, these credits are being traded privately or via exchanges (such as the European Climate Exchange, Evomarkets, and the Chicago Climate Exchange) that have been formed to take advantage of these opportunities, although we believe that a structured auction event may be a more efficient mechanism for transacting these credits.

Our customers in the exchange of environmental commodities can be either buyers or sellers and include U.S. CIG customers seeking to buy renewable energy to voluntarily “green” their energy portfolio, utilities seeking to meet mandated renewable portfolio standards, independent power producers looking to sell renewable energy, project developers interested in selling carbon offsets, entities that must meet compliance requirements and need to purchase carbon offsets, and environmental commodity brokers.  If the customer is a buyer, we will run a reverse (descending price) auction to secure a lower price.  If the customer is a seller, we will run a forward (ascending price) auction to secure a higher price.

Company Strategy and Operations

Overview

We are an energy and environmental commodities brokerage company that has developed online auction platforms, the World

Energy Exchange and the World Green Exchange.  On the World Energy Exchange energy consumers in the U.S. are able to negotiate for the purchase or sale of electricity and other energy resources from competing energy suppliers which have agreed to participate on our auction platform in a given auction. On the World Green Exchange, buyers and sellers negotiate for the purchase or sale of environmental commodities such as Renewable Energy Certificates, Verified Emissions Reductions and Certified Emissions Reductions.

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

Our technology-based solution is attractive to channel partners as it provides them with a business automation platform to enhance their growth, profitability and customer satisfaction. Channel partners are important to our business because these entities offer our auction platforms to enhance their service offerings to their customers. By accessing our market intelligence and automated auction platform, channel partners significantly contribute to our transaction volume, and in return we pay them a fixed percentage of the revenue we receive from winning bidders (i.e., energy suppliers and other buyers). This third party commission structure is negotiated in advance within the channel partner agreement based on a number of factors, including expected volume, effort required in the auction process and competitive factors.

As a requirement to bid in an auction (which is described in greater detail below), bidders must agree to an on-line agreement to pay our fee if they execute a contract as a result of the auction. Following an auction event, our employees continue to work with the energy consumer and other listers or collectively, the customer, and bidder through the contract negotiation process and, accordingly, we are aware of whether a contract between the customer and bidder is consummated. If a contract is entered into between a customer and bidder using our auction platforms, we are compensated based upon a fixed fee, or commission, that is built into the price of the commodity. This approach is attractive to both the customer and bidder as there is no fee charged to either party if the brokering process does not result in a contract. Our fees are based on the total amount of the commodity transacted between the customer and bidder multiplied by our contractual commission rate. We have master agreements with our bidders, whereby bidders are allowed to bid on customer requirements in exchange for agreeing to pay the fee that we have negotiated with the customer.  In order to participate in any specific auction bidders are required to acknowledge and agree to our fee on our online platform prior to participating in any specific auction.

Retail Electricity Transactions

For retail electricity transactions, monthly revenue is based on actual usage data obtained from the energy supplier for a given month or, to the extent actual usage data is not available, based on the estimated amount of electricity delivered to the energy consumer for that month. While the number of contracts closed via the World Energy Exchange in any given period can fluctuate widely due to a number of factors, this revenue recognition method provides for a relatively predictable revenue stream, as revenue is based on energy consumers’ actual historical energy usage profile. However, monthly revenue can still vary from our expectations because usage is affected by a number of variables which cannot always be accurately predicted, such as the weather and general business conditions affecting our energy consumers.

Contracts between energy consumers and energy suppliers are signed for a variety of term lengths, with a one-year contract term being typical for commercial and industrial energy consumers, and government contracts typically having two to three year, and occasionally five-year terms. The chart below displays our annualized backlog from year-end 2004 through 2008. Annualized backlog represents the revenue that we would derive within the twelve months following the date on which the backlog is calculated from contracts between energy consumers and energy suppliers that are in force on such date, assuming such energy consumers use energy at their historical usage levels. For any particular contract, annualized backlog is calculated by multiplying the energy consumer’s historical usage by our fixed contractual commission rate. This metric is not intended as an estimate of overall future revenues, since it does not purport to include revenues that may be earned during the relevant 12-month backlog period from new contracts or renewals of contracts that expire during such period. In addition, annualized backlog does not represent guaranteed future revenues, and to the extent actual usage under a particular contract varies from historical usage, our revenues under such contract will differ from the amount included in annualized backlog.

In addition to retail electricity contracts, we have ongoing contractual arrangements with retail natural gas customers under which we deliver certain energy management auction administration services for which we receive a monthly fee. Annualized backlog as at December 31, 2008 includes monthly management fees related to natural gas contracts of $1.1 million that have expected revenue associated with them from January 1, 2009 through December 31, 2009. These contracts may expire during the period and therefore the annualized backlog does not include any revenue from expected contract renewals. Also included in our annualized backlog is revenue expected to be derived in the following 12 months from administering quarterly auctions for RGGI.

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

Wholesale and Green Transactions

For wholesale energy and environmental commodity transactions, substantially all transaction fees are invoiced upon the conclusion of the auction based on a fixed fee.  These revenues are not tied to future energy usage and are recognized upon the completion of the online auction.  For reverse auctions where our customers bid for a consumer’s business, the fees are paid by the bidder. For forward auctions where a lister is selling energy or credits, the fees are typically paid by the lister. In addition, revenue may not be recognized on certain green transactions until the credits being auctioned have been verified and/or delivered. While substantially all wholesale and green transactions are accounted for in this fashion, a small percentage of our wholesale revenue is accounted for as electricity or gas is delivered, similar to the retail electricity transaction methodology described above.

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

Prior to conducting the auction, the auction parameters, including target price, supplier preferences, contract terms, payment terms and product mix, as applicable, are discussed with the customer and agreed upon. Approximately two to five days prior to the auction, we will post RFPs with these auction parameters on our World Energy Exchange or World Green Exchange and alert the potential bidders. Additionally, bidders are provided with information about the customer, historical energy usage information relating to the energy consumer’s facilities (if retail customers), and the desired contract parameters, several days in advance of the auction as part of the RFP. This advanced notice gives the bidders the opportunity to analyze the value of a potential deal and the creditworthiness of the customer. We believe that, using this information along with the auction parameters described in the RFP, the bidders develop a bidding strategy for the auction.

The auction is run on the World Energy Exchange or the World Green Exchange, depending on the commodity auctioned. The auction creates a competitive bidding environment that is designed to cause bidders to deliver better prices in response to other competitive bids. Specifically, bidders enter an auction by submitting an opening bid at or better than the suggested opening bid posted on the RFP. After they enter the auction and assess the bidding activity, bidders may begin testing the competition by submitting a bid better than the then-leading bid. They do this presumably to test their pricing and to gauge the relative level of competition for the deal. There is typically a modest level of bidding and counter-bidding activity among bidders until the final 30 seconds of the auction when bidding activity tends to increase. In the final seconds, all bidders see the then-leading bid and must make a judgment as to how aggressively to submit their last bid in order to win the deal. At this point in the auction, bidders make their final bid without knowledge of what any other bidders are bidding. We call this a final “blind” bid. Because a bidder does not know what the other bidders will bid in their blind bid, this process has often resulted in the leading bidder outbidding itself at the moment before the auction closes in an effort to maintain its lead position and win the auction event.

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

Continuing to Develop Channel Partner Relationships.  A significant majority of the customers using our auction platforms have been introduced to us through our channel partners. Our primary growth strategy is to focus on developing and increasing our number of channel partner relationships in an effort to expand the base of customers using our auction platforms. As illustrated by the diagram below, we have consistently increased the number of channel partners since 2004 from 10 to 59, and have recently made investments to focus on recruitment and training in an effort to accelerate the addition of channel partners. We will also consider future opportunities to work with channel partners who have succeeded in establishing a significant customer base. The following table sets out the growth in our channel partner relationships over the last five fiscal years and data is presented as at December 31, 2008.

Number of Channel Partners

Strengthening and Expanding Long-term Relationships with Government Agencies.  We intend to build on the relationships we have established with federal, state and local government agencies. We expect that our expertise in brokering cost-saving energy contracts for government agencies will continue to be in demand as contract terms expire and governments look to contract for low energy prices in a competitive market.  We also have seen government agencies leading the way in seeking energy supply from renewable sources and in purchasing Renewable Energy Certificates. We intend to leverage our government presence into the environmental commodities markets and to secure business relationships with other state and local governments.

 Expand our Share in the Natural Gas Market.  While our core competence has traditionally been in electricity brokerage for retail energy consumers, we significantly expanded our current natural gas market share with our acquisition of EnergyGateway. This acquisition gives us additional staff, natural gas expertise and a post-and-respond software solution to add to our auction capability.  We expect this combination to strengthen our natural gas offering and present cross-selling opportunities.

Leverage Early Wins in the Wholesale Market.  An important rationale for our initial public offering was to enter the wholesale market where we had initial success in 2005 and 2006. In 2007, we built a six-person team specifically focused on the opportunities within the wholesale market. Our initial successes have been validated as we have now thirty-nine wholesale customers of which twenty-three were revenue producing in 2008.  We will continue our push into this market segment in order to expand our presence and market share.

Brokering Environmental Commodities.  We have expanded our operations by entering into the environmental commodities market by creating the World Green Exchange in 2007. We have successfully transacted VERs, RECs, and CERs representing substantially all of the currently available environmental commodity types. In August 2008 we were awarded a two-year contract with RGGI to run quarterly auctions to sell regulated allowances as established by RGGI, the only regulated cap-and-trade carbon dioxide allowance program in the United States. We successfully completed the first two auctions under this program during the third and fourth quarters of 2008. As countries attempt to reduce their environmental emissions in order to achieve compliance under the Kyoto Protocol and U.S.-based initiatives, we believe that the creation and trading of environmental commodities will accelerate. We also believe that the characteristics of this market and these commodities, namely lack of liquidity, lack of transparency and product complexity and differentiation, make our auction process an excellent approach to transacting these commodities. We are pursuing several sub-markets both domestically and internationally, including serving utilities seeking to meet their renewable portfolio standards, working with project owners to maximize the value of their carbon offsets, and facilitating trades between brokers in the secondary market.

Making Strategic Acquisitions.  From time to time, we also pursue strategic acquisitions to help us expand geographically, add expertise and product depth, provide accretive revenue and profit streams or a combination of two or more of the above.

Growing our Direct Sales Force.  In certain retail markets and in the emerging wholesale energy and environmental commodities markets, we believe a direct sales presence will be a benefit to us.  A key growth strategy for us has been to open regional offices (in addition to our Worcester headquarters and Washington, DC sales offices), and staff them with direct sales people.  Our sales force numbers eighteen today, compared to two at the time of our initial public offering. These professionals are allocated to each of our primary markets: retail, wholesale and environmental commodities.

Bidders, Customers and Channel Partners

Bidders.  Our success is heavily dependent on our bidder relationships, the credibility of our bidders and the integrity of the auction process. Bidders include over 200 competitive electricity and natural gas suppliers and over 100 wholesale electricity suppliers registered on the World Energy Exchange, representing a majority of all suppliers in the deregulated electricity and natural gas markets. To date, there are over 65 registered bidders on the World Green Exchange. Of the registered energy suppliers, approximately 75 had active contracts with energy consumers that were brokered through our World Energy Exchange as of December 31, 2008. One of these energy suppliers accounted for 22% in the aggregate of our revenue for the year ended December 31, 2008, and two of these energy suppliers each accounted for over 10% individually and 32% in the aggregate of our revenue for the year ended December 31, 2007.  In order to participate in an auction event, bidders must register with us by either entering into a standard-form agreement pursuant to which the bidder is granted a license to access our auction platform and bid at auction events or by qualifying to participate in an auction pursuant to a government solicitation. Our standard form agreement is typically for an indefinite term, may be terminated by either party upon 30 days prior written notice, is non-exclusive, non-transferable and cannot be sublicensed. Under our standard-form agreement or the government solicitation, the bidder agrees to pay us a commission, which varies from contract to contract and which is based on a set rate per energy unit consumed by the customer.

Customers.  Customers using our auction platform to procure energy and environmental commodities include government agencies, commercial and industrial energy consumers, utilities, municipal utilities, environmental commodity project owners, financial institutions and brokers. Government energy consumers have complex energy needs in terms of both scope and scale, which we believe can best be met with a technology-based solution such as the World Energy Exchange. Additionally, the automated nature of our World Energy Exchange auction platform is designed to support protest free auctions. We have brokered energy for the General Services Administration (GSA) and over 25 federal agencies, Montgomery County, Maryland, the State of Maryland, the Commonwealth of Massachusetts, the Commonwealth of Pennsylvania, the State of Delaware, the State of New Jersey and the State of Connecticut and the 10 Northeast and Mid-Atlantic states participating in RGGI including New York and the New England states.

Our contracts for the online energy procurements with these governmental entities are typically for multiple years ranging from two to five years.  During this contractual period, the governmental entity may run various auctions for different locations or agencies that fall under their purview.  As a result, revenue from these customers could extend beyond the actual contractual term.  We have contracts with 7 of the 11 currently deregulated states that are competitive.  As additional states open their electricity markets to competition and suppliers enter those markets creating a competitive landscape, we plan to actively market our services to them. These contracts do not require that the government energy consumer use our services and, as is typical in government procurements, contain termination for convenience clauses.   If a contract was terminated for convenience, it would typically not have any bearing on energy delivered through the termination date.

Two of the energy consumers using our auction platform each accounted for over 10% individually and approximately 23% in the aggregate of our revenue for the year ended December 31, 2008, and two of these energy consumers accounted for over 10% individually and approximately 30% in the aggregate of our revenue for the year ended December 31, 2007.

Contract Party	Percent of Revenue for the Year Ended December 31, 2008
State of Maryland	13%
General Services Administration	10%

Direct Sales.  We also maintain a direct sales arm of our business. Retail targets of direct sales efforts are typically large companies with facilities in many geographic locations including hotel chains, wholesale clubs, property management firms, big box retailers, supermarkets, department stores, drug stores, convenience stores, restaurant chains, financial services firms and manufacturers across various industries.  We also are pursuing utilities, municipal utilities, and retail energy providers in the wholesale market, and project owners, customers seeking to meet compliance obligations, and brokers in the environmental commodities markets.

Channel Partners.  We also target customers through our channel partner model. These are firms with existing client relationships with certain customers that would benefit from the addition of an online procurement solution. Channel partners consist of a diverse array of companies including energy service companies, demand side consultants and manufacturers, ABCs and strategic sourcing companies, but in the most general terms they are resellers or distributors. As of December 31, 2008, we have entered into agreements with 59 channel partners that are currently engaged in efforts to source potential transactions to our exchanges, although not all have sourced a transaction for which an auction has been completed. Upon identifying opportunities with new channel partners, we enter into a channel partner agreement that grants the channel partner a non-exclusive right to sell our procurement process typically for a term of one year, which term renews automatically unless terminated upon 30 days written notice. The channel partner receives a commission based generally on the amount of involvement of the channel partner in the procurement process.

Competition

Customers have a broad array of options when purchasing energy or environmental commodities. Retail energy consumers can either purchase energy directly from the utility at the utility’s rate or purchase energy in the deregulated market through one of the following types of entities: competitive energy suppliers, ABCs and online brokers. We compete with competitive energy suppliers, ABCs and other online brokers for energy consumers that are seeking an alternative to purchasing directly from the utility. Wholesale customers typically buy from generators, traders, traditional brokers who use phone-based methods, or bid-ask exchanges.  Environmental commodity customers typically buy or sell directly through bilateral transactions, brokers, traders or bid-ask exchanges such as the Chicago Climate Exchange.

Technology

The auction platform, which powers the World Energy and World Green Exchanges, is comprised of a scalable transaction processing architecture and web-based user interface. The auction platform is primarily based on internally developed proprietary software, but also includes third party components for user interface elements and reporting. The auction platform supports the selling and buying processes including bid placements, bidder registration and management, channel partner management, deal process management, contract management, site management, collection and commission management, and reporting. The auction platform maintains current and historical data online for all of these components.

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

We operate our platform under the trade names “World Energy Exchange” and “World Green Exchange”. We own the following registered trademarks in the United States: World Energy Solutions, World Green Exchange, and World Energy Exchange. We also own the following domain names: worldenergy.com, wesplatform.com, wexch.com, worldenergyexchange.com, echoicenet.com, e-choicenet.com, worldenergysolutions.com, worldenergysolutions.net, worldenergy.biz, worldgreenexchange.com, worldgreenexchange.biz, worldgreenexchange.info, worldgreenexchange.us and worldpowerexchange.com. To protect our intellectual property, we rely on a combination of copyright and trade secret laws and the domain name dispute resolution system.

Certain of our trade names may not be eligible for protection if, for example, they are generic or in use by another party. We may be unable to prevent competitors from using trade names or corporate names that are confusingly similar or identical to ours. A company organized under the laws of the State of Florida and whose shares are publicly traded under the symbol “WEGY” also operates under the name “World Energy Solutions, Inc.” According to its filings with the Securities and Exchange Commission (SEC), this other company changed its name to “World Energy Solutions” in November 2005, and is in the business of energy conservation technologies and environmental sustainability.  This appears to be a different business than ours.  On January 26, 2009, we entered into a settlement agreement with WEGY pursuant to which WEGY has agreed to change its legal name, cease use of the phrase “World Energy Solutions”, and transfer the domain name “worldenergysolutionsinc.com” to us.

We do not have any patents and if we are unable to protect our copyrights, trade secrets or domain names, our business could be adversely affected. Others may claim in the future that we have infringed their intellectual property rights.

Personnel

As of December 31, 2008, we had fifty-five employees consisting of four members of senior management, eighteen sales and marketing employees, two information technology employees, twenty-five trading desk employees and six administrative employees. In addition, we rely on a number of consultants and other advisors. The extent and timing of any increase in staffing will depend on the availability of qualified personnel and other developments in our business. None of the employees are represented by a labor union, and we believe that we have good relationships with our employees.

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

We have a limited operating history upon which you can evaluate our business and prospects. We began assisting in energy transactions in 2001 and introduced our current auction model in April of that same year. Further, we have a history of losses and, at December 31, 2008, we had an accumulated deficit of approximately $19.6 million. We cannot provide any assurance that we will be profitable in any given period or at all. You must consider our business, financial history and prospects in light of the risks and difficulties we face as an early stage company with a limited operating history. In particular, our management may have less experience in implementing our business plan and strategy compared to our competitors, including our strategy to increase our market share and build our brand name. In addition, we may face challenges in planning and forecasting accurately as a result of our limited historical data and inexperience in implementing and evaluating our business strategies. Our inability to successfully address these risks, difficulties and challenges as a result of our inexperience and limited operating history may have a negative impact on our ability to implement our strategic initiatives, which may have a material adverse effect on our business, prospects, financial condition and results of operations.

Our costs will increase significantly as we expand our business and in the event that our revenue does not increase proportionately, we will generate significant operating losses in the future.

We have significantly increased our operating expenses as we expanded our brokerage capabilities to offer additional energy-related products, increased our sales and marketing efforts and developed our administrative organization. We also are incurring increased costs as a result of being a publicly held company with shares listed on the Toronto Stock Exchange (TSX). As we continue to expand our business rapidly, we may incur significant operating losses. For the twelve months ended December 31, 2008, we incurred a net loss of approximately $6.8 million, which was a direct result of these increased costs. In addition, our budgeted expense levels are based, in significant part, on our expectations as to future revenue and are largely fixed in the short term. As a result, we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue which could compound those losses in any given fiscal period.

A prolonged recession, instability in the financial markets, and inefficient financial sector liquidity, could negatively impact our business.

The consequences of a prolonged recession could include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. A lower level of economic activity could result in a decline in energy consumption, which could adversely affect our revenues and future growth.  Economic downturns such as the one that is currently occurring or periods of high energy supply costs typically lead to reductions in energy consumption and increased conservation measures. These conditions could adversely impact the level of energy sales and result in less demand for energy delivery.  A recession or a prolonged lag of a subsequent recovery could have an adverse effect on the Company’s results of operations, cash flows or financial position.  Instability in the financial markets as a result of recession or otherwise, as well as insufficient financial sector liquidity, also could affect the cost of capital and energy suppliers and our ability to raise capital.

Our business is heavily influenced by how much regulated utility prices for energy are above or below competitive market prices for energy and, accordingly, any changes in regulated prices or cyclicality or volatility in competitive market prices heavily impacts our business.

When energy prices increase in competitive markets above the price levels of the regulated utilities, energy consumers are less likely to lock-in to higher fixed price contracts in the competitive markets and so they are less likely to use our auction platform. Accordingly, reductions in regulated energy prices can negatively impact our business. Any such reductions in regulated energy prices over a large geographic area or over a long period of time would have a material adverse effect on our business, prospects, financial condition and results of operations. Similarly, cyclicality or volatility in competitive market prices that have the effect of driving those prices above the regulated utility prices will make our auction platform less useful to energy consumers and will negatively impact our business.

The online brokerage of energy and environmental commodities is a relatively new and emerging market and it is uncertain whether our auction model will gain widespread acceptance.

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

We have an energy consumer base comprised primarily of large businesses and government organizations.  Two of these energy consumers accounted for over 10% individually and 23% in the aggregate of our revenue for the year ended December 31, 2008, and two of these energy consumers accounted for over 10% individually and 30% in the aggregate of our revenue for the year ended December 31, 2007. Our government contracts are typically for multiple years but are subject to government funding contingencies and cancellation for convenience clauses. Although our non-government contracts create a short-term exclusive relationship with the energy consumer, typically this exclusivity relates only to the specific auction event and expires during the term of the energy contract. Accordingly, we do not have ongoing commitments from these energy consumers to purchase any of their incremental energy requirements utilizing our auction platform, and they are not prohibited from using competing brokerage services. The loss of any of these key energy consumers will negatively impact our revenue, particularly in the absence of our ability to attract additional energy consumers to use our service.

We do not have contracts for fixed volumes with the energy suppliers who use our auction platform and we depend on a small number of key energy suppliers, and the partial or complete loss of one or more of these energy suppliers as a participant on our auction platform could undermine our ability to execute effective auctions.

We do not have contracts for fixed volumes with any of the energy suppliers who use our auction platform. One energy supplier accounted for 22% in the aggregate of our revenue for the year ended December 31, 2008, and two energy suppliers each accounted for over 10% individually and 32% in the aggregate of our revenue for the year ended December 31, 2007. The loss of any of these or other significant suppliers will negatively impact our operations, particularly in the absence of our ability to locate additional national suppliers. We do not have agreements with any of these suppliers preventing them from directly competing with us or utilizing competing services.

We depend on our channel partners to establish and develop certain of our relationships with energy consumers and the loss of certain channel partners could result in the loss of certain key energy consumers.

We rely on our channel partners to establish certain of our relationships with energy consumers. Our ability to maintain our relationships with our channel partners will impact our operations and revenue. We depend on the financial viability of our channel partners and their success in procuring energy consumers on our behalf. One of our channel partners was involved with identifying and qualifying energy consumers which entered into contracts that accounted for 32% and 38% of our revenue for the years ended December 31, 2008 and December 31, 2007, respectively. Channel partners may be involved in various aspects of a deal including but not limited to lead identification, the selling process, project management, data gathering, contract negotiation, deal closing and post-auction account management. To the extent that a channel partner ceases to do business with us, or goes bankrupt, dissolves, or otherwise ceases to carry on business, we may lose access to that channel partner’s existing client base, in which case the volume of energy traded through the World Energy Exchange will be adversely affected and our revenue will decline.

If we are unable to rapidly implement some or all of our major strategic initiatives, our ability to improve our competitive position may be negatively impacted.

Our strategy is to improve our competitive position by implementing certain key strategic initiatives in advance of competitors, including the following:

•	continue to develop channel partner relationships;

•	strengthen and expand long-term relationships with government agencies;

•	target other energy-related markets;

•	target utilities in order to broker energy-related products for them;

•	further develop a green credits auction platform;

•	make strategic acquisitions; and

•	grow our direct sales force.

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

We currently derive a substantial amount of our revenue from the brokerage of electricity, and as a result our business is highly susceptible to factors affecting the electricity market over which we have no control.

We derived approximately 64% of revenue during 2008 and 75% during 2007 from the brokerage of electricity. Although we expect that our reliance on the brokerage of electricity will diminish as we implement our strategy to expand brokerage into other markets, we believe that our revenue will continue to be highly dependent on the level of activity in the electricity market for the near future. Transaction volume in the electricity market is subject to a number of variables, such as consumption levels, pricing trends, availability of supply and other variables. We have no control over these variables, which are affected by geopolitical events such as war, threat of war, terrorism, civil unrest, political instability, environmental or climatic factors and general economic conditions. We are particularly vulnerable during periods when energy consumers perceive that electricity prices are at elevated levels since transaction volume is typically lower when prices are high relative to regulated utility prices. Accordingly, if electricity transaction volume declines sharply, our results will suffer.

Our success depends on the widespread adoption of purchasing electricity from competitive sources.

Our success will depend, in large part, on the willingness of CIG energy consumers to embrace competitive sources of supply, and on the ability of our energy suppliers to consistently source electricity at competitive rates. In most regions of North America, energy consumers have either no or relatively little experience purchasing electricity in a competitive environment. Although electricity consumers in deregulated regions have been switching from incumbent utilities to competitive sources, there can be no assurance that the trend will continue. In a majority of states and municipalities, including some areas which are technically “deregulated”, electricity is still provided by the incumbent local utility at subsidized rates or at rates that are too low to stimulate meaningful competition by other providers. In addition, extreme price volatility could delay or impede the widespread adoption of competitive markets. To the extent that competitive markets do not continue to develop rapidly our prospects for growth will be constrained. Also, there can be no assurance that trends in government deregulation of energy will continue or will not be reversed. Increased regulation of energy would significantly damage our business.

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

Our future performance will depend substantially on the continued services of our senior management and other key personnel, including our senior vice president of sales and marketing, vice presidents of business development, chief information officer, senior vice president of operations and our market directors. If any one or more of such persons leave their positions and we are unable to find suitable replacement personnel in a timely and cost efficient manner, our business may be disrupted and we may not be able to achieve our business objectives, including our ability to manage our growth and successfully implement our strategic initiatives. We do not have long-term employment agreements with any of our senior management or other key personnel and we do not have a non-competition agreement with our current chief executive officer.

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

We depend on a number of third-party providers for web hosting, elements of our online auction system, data management and other systems, as well as communications and networking equipment, computer hardware and software and related support and maintenance. There can be no assurance that any of these providers will be able to continue to provide these services without interruption and in an efficient, cost-effective manner or that they will be able to adequately meet our needs as our transaction volume increases. An interruption in or the cessation of such third-party services and our inability to make alternative arrangements in a timely manner, or at all, could have a material adverse effect on our business, financial condition and operating results. There is also no assurance that any agreements that we have in place with such third-party providers will be renewed, or if renewed, renewed on favorable terms.

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

We currently outsource certain data and programming activities in Eastern Europe. It is possible that we will have international operations in the near future. These operations may include the brokering of green credits in countries signatory to the Kyoto Protocol and the brokering of energy in other geographic markets where we believe the demand for our services may be strong. To the extent we enter geographic markets outside of the United States, our international operations will be subject to a number of risks and potential costs, including:

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

We have developed proprietary software, logos, brands, service names and web sites, including our proprietary auction platform. Although we have taken certain limited steps to protect our proprietary intellectual property (including consulting with outside patent and trademark counsel regarding protection of our intellectual property and implementing a program to protect our trade secrets), we have not applied for any patents with respect to our auction platform. We have registered the following trademarks in the United States: World Energy Solutions, World Green Exchange, and World Energy Exchange, and we filed applications for these trademarks internationally. The steps we have taken to protect our intellectual property may be inadequate to deter misappropriation of our proprietary information or deter independent development of similar technologies by others. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, vendors, former employees and current employees, despite the existence of confidentiality agreements and other contractual restrictions. If our intellectual property rights are not adequately protected, we may not be able to continue to commercialize our services. We may be unable to detect the unauthorized use of, or take adequate steps to enforce, our intellectual property rights. In addition, certain of our trade names may not be eligible for protection if, for example, they are generic or in use by another party. Accordingly, we may be unable to prevent competitors from using trade names that are confusingly similar or identical to ours.

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

Our corporate name and certain of our trade names may not be eligible for protection if, for example, they are generic or in use by another party. We may be unable to prevent competitors from using trade names or corporate names that are confusingly similar or identical to ours. A company organized under the laws of the State of Florida and whose shares are publicly traded under the symbol “WEGY” also operates under the name “World Energy Solutions, Inc.” According to its filings with the SEC, this other company changed its name to “World Energy Solutions” in November 2005, and is in the business of energy conservation technologies and environmental sustainability. This appears to be a different business than ours. On January 26, 2009, we entered into a settlement agreement with WEGY pursuant to which WEGY has agreed to change its legal name, cease use of the phrase “World Energy Solutions”, and transfer the domain name “worldenergysolutionsinc.com” to us.

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

In the past, securities class action litigation often has been initiated against a company following a period of volatility in the market price of the company’s securities. If class action litigation is initiated against us, we will incur substantial costs and our management’s attention will be diverted from our operations. All of these factors could cause the market price of our stock to decline, and you may lose some or all of your investment. Also due to the size of the market capitalization of our shares, and the fact that we are only publicly listed on the TSX, the market for our common stock may be volatile and may not afford a high level of liquidity.

Future sales of our common stock by persons who were stockholders prior to our initial public offering or who required restricted securities that became available for public resale could cause our stock price to decline.

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

As of February 20, 2009, our executive officers and directors and entities affiliated with them, beneficially own, in the aggregate, approximately 27% of our outstanding common stock. In particular, Richard Domaleski, our chief executive officer, beneficially owns approximately 22% of our outstanding common stock. Our executive officers, directors and affiliated entities, if acting together, would be able to control or influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock.

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

We may choose not to continue to file periodic reports with the SEC if we are not required to do so, which would limit the information available about us in the United States, and because we are not listed on a United States exchange, we do not have the same disclosure and corporate governance obligations as a company that is so listed.

Under United States securities laws, we are required to file informational reports about us with the SEC, including periodic reports on Forms 10-K and 10-Q and current reports on Form 8-K. However, unless we list our shares on a market located in the United States, our obligation to file those reports will be suspended as to any year in the event that our shares are held by fewer than 300 stockholders of record as of the beginning of that year. In such an event, we may choose not to file those reports and the information you would thereafter receive about us would be limited. We may choose not to file those reports for cost or other reasons. In addition, in the event we are not required to be a reporting issuer under the Exchange Act we will no longer be subject to certain rules intended to protect U.S. investors, such as the Sarbanes-Oxley Act. Our determination not to file those reports could have the result of limiting the market for our shares, and thereby have a negative effect on our stock price. Should we not have an obligation to file periodic reports in accordance with United States securities laws, we expect to file periodic reports in compliance with National Instrument 51-102 of the Canadian securities regulators so long as shares of our common stock are listed on the TSX.

Our shares are registered on the TSX and not on any U.S. exchange. Because we are not currently listed on any U.S. exchange, we do not have the same disclosure and corporate governance obligations as companies that are listed on a U.S. exchange. However, we are subject to corporate governance and disclosure requirements of companies listed on the TSX and as a result of being a reporting issuer in each of the provinces of Canada.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We do not own any real property. We lease the business premises in the following locations for the stated principal uses:

Location	Approximate Floor Space (Square Feet)	Principal Use
446 Main Street, Worcester, Massachusetts (1)	7,458	Executive office and general administration
1215 19th Street NW, Washington, District of Columbia (2)	400	Branch office
1035 Pearl Street, Boulder, CO (3)	178	Branch office
10001 Woodloch Forest Drive, The Woodlands, TX (4)	2,027	Branch office
770 East Market Street, West Chester, PA (5)	575	Branch office
4495 Bradenton Avenue, Dublin OH (6)	4,500	Branch office

Note:

(1)	Pursuant to two lease agreements with Sovereign Bank expiring December 31, 2009, at a monthly rate escalating to $11,931 in 2009, plus operating expenses and taxes.

(2)	Pursuant to a five-year lease agreement with Roosevelt Land, LP expiring July 16, 2011, at a monthly rate of $5,000, plus operating expenses and taxes.

(3)	Pursuant to a one-year lease agreement with Kabili, LLC expiring August 31, 2009, at a monthly rate of $1,150, plus certain operating expenses.

(4)	Pursuant to a five-year lease agreement with NNN Waterway Plaza, expiring March 31, 2012, at a monthly rate escalating to $5,574, plus operating expenses and taxes.

(5)	Pursuant to a two-year lease agreement with High Associates LTD expiring December 31, 2009, at a monthly rate escalating to $970, plus certain operating expenses.

(6)	Pursuant to a 62-month lease agreement with Rickert Property Management, expiring July 31, 2012, a monthly rate escalating to $3,750, plus operating expenses and taxes.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock (Symbol “XWE”) began trading on the TSX on November 16, 2006.  Prior to this date, there was no established public trading market for our common stock.  Our common stock does not currently trade on a U.S. national market.

The following table sets forth the high and low closing prices per share reported on TSX for the periods shown (in U.S. $’s):

	High	Low
2008:
First quarter	$0.96	$0.70
Second quarter	$1.42	$0.88
Third quarter	$1.14	$0.37
Fourth quarter	$0.44	$0.14

2007:
First quarter	$1.00	$0.82
Second quarter	$1.53	$0.82
Third quarter	$1.77	$1.08
Fourth quarter	$1.31	$0.55

On February 20, 2009, the last reported sale price of our common stock on TSX was CAD$0.37 per share and there were 136 holders of record of our common stock.

We have never declared or paid any cash dividends on our common stock.  We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any dividends in the foreseeable future.

Information regarding our equity compensation plans required by this item is incorporated by reference to the information appearing under the caption “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

Use of Proceeds from Registered Securities

We registered shares of our common stock in connection with our initial public offering concurrently in Canada under the terms of a Supplemented Prep Prospectus dated November 9, 2006 and in the United States under the Securities Act. Our Registration Statement on Form S-1 (No. 333-136528) in connection with our initial public offering was declared effective by the SEC on November 9, 2006. As of December 31, 2008, we have used approximately $16 million of the net proceeds of the initial public offering to redeem our long-term debt, to acquire the assets of Energy Gateway, for working capital and to fund operations.  The remaining net proceeds of the initial public offering are invested in short-term, highly liquid money market accounts with an original maturity of 90 days or less.  There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

None.

Item 6. Selected Consolidated Financial Data

The following table summarizes our consolidated financial data for the periods presented. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those consolidated financial statements appearing elsewhere in this annual report. The selected consolidated statements of operations data for the fiscal years ended December 31, 2008, 2007 and 2006, and the selected consolidated balance sheet data as of December 31, 2008 and 2007 are derived from the audited consolidated financial statements, which are included elsewhere in this document. The selected consolidated statements of operations data for the years ended December 31, 2005 and 2004, and the consolidated balance sheet data at December 31, 2006, 2005 and 2004 are derived from our audited consolidated financial statements not included in this document.  The financial data reflects the Company’s acquisition of EnergyGateway as of June 1, 2007.  Historical results are not necessarily indicative of the results to be expected in future periods.

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
Consolidated Statement of Operations Data:
Revenue	$12,444,692	$9,188,265	$5,763,098	$4,673,987	$3,191,660
Cost of revenue	4,552,215	2,874,678	1,166,426	648,410	563,972
Gross profit	7,892,477	6,313,587	4,596,672	4,025,577	2,627,688
Operating expenses:
Sales and marketing	10,057,361	8,598,256	3,227,263	2,649,786	1,814,799
General and administrative	4,669,807	5,858,810	1,862,450	995,703	710,462
Total operating expenses	14,727,168	14,457,066	5,089,713	3,645,489	2,525,261
Operating income (loss)	(6,834,691)	(8,143,479)	(493,041)	380,088	102,427
Other income (expense), net(1)	39,531	563,294	(312,280)	(86,838)	960,524
Income (loss) before income taxes	(6,795,160)	(7,580,185)	(805,321)	293,250	1,062,951
Income tax (expense) benefit	—	(1,061,720)	304,228	754,000	—
Net income (loss)	(6,795,160)	(8,641,905)	(501,093)	1,047,250	1,062,951
Accretion of preferred stock issuance costs	—	—	(6,299)	(7,199)	(7,199)
Net income (loss) available to common stockholders	$(6,795,160)	$(8,641,905)	$(507,392)	$1,040,051	$1,055,752
Net income (loss) available to common stockholders per share:
Basic Voting	$(0.08)	$(0.11)	$(0.01)	$0.02	$0.02
Basic Non-Voting	$—	$—	$—	$0.02	$0.02
Diluted Voting and Non-Voting	$(0.08)	$(0.11)	$(0.01)	$0.02	$0.02
Weighted average shares outstanding — Basic:
Voting Common Stock	83,103,145	79,793,590	45,576,477	33,049,472	32,058,759
Non-Voting Common Stock	—	—	—	6,778,327	2,880,592
Total Common Stock-Basic	83,103,145	79,793,590	45,576,477	39,827,799	34,939,351
Weighted Average Shares Outstanding — Diluted:	83,103,145	79,793,590	45,576,477	54,506,566	52,096,206

____________
(1)	Other income (expense) for the year ended December 31, 2004 includes a gain of $1,062,775 from extinguishment of debt.

	As of December 31,
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,731,411	$7,001,884	$17,483,886	$1,584,066	$49,389
Working capital	742,478	5,323,622	16,639,898	1,372,542	(882,162)
Total assets	14,776,640	20,800,565	20,791,381	3,787,842	941,688
Long-term liabilities	3,737	46,222	87,844	1,879,745	150,368
Series A redeemable convertible preferred stock	—	—	—	1,501,698	1,494,499
Accumulated deficit	(19,648,432)	(12,853,272)	(4,211,367)	(3,710,274)	(4,747,524)
Total stockholders’ equity (deficit)	$11,009,131	$16,859,799	$17,945,002	$(938,883)	$(2,241,134)

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

Overview

World Energy is an energy and environmental commodities brokerage company that has developed online auction platforms, the World Energy Exchange and the World Green Exchange. On the World Energy Exchange, CIG or retail energy consumers and wholesale energy participants (utilities, electricity retailers, and intermediaries) in the United States are able to negotiate for the purchase or sale of electricity and other energy resources from competing energy suppliers which have agreed to participate on our auction platform. The World Energy Exchange is supplemented with information about market rules, pricing trends, energy consumer usage and load profiles. Our procurement staff uses this auction platform to conduct auctions, analyze results, guide energy consumers through contracting, and track their contracts, sites, accounts and usage history. Although our primary source of revenue is from brokering electricity and natural gas, we adapted our World Energy Exchange auction platform to accommodate the brokering of green power in 2003 (i.e. electricity generated by renewable resources), wholesale electricity in 2004 and certain other energy-related products in 2005.  In 2007, we created the World Green Exchange based on the World Energy Exchange technology and business process.  On the World Green Exchange, buyers and sellers negotiate for the purchase or sale of environmental commodities such as Renewable Energy Certificates, Verified Emissions Reductions, Certified Emissions Reductions and Regional Greenhouse Gas Initiative allowances.

On June 1, 2007, we acquired substantially all of the assets of EG Partners, LLC, formerly known as EnergyGateway LLC (EnergyGateway) for $4,951,758 in cash and 5,375,000 of our common shares plus the assumption of certain liabilities.  The EnergyGateway operations are included in our financial statements from June 1, 2007. EnergyGateway provided online energy procurement and value-added energy services to customers in many major industries in the U.S. and Canada, from large multi-site Fortune 500 industrials to middle-market manufacturing and small commercial operations.

Since our initial public offering (IPO) in November 2006, we have aggressively grown the Company from 20 employees to 55 employees as of December 31, 2008. This planned investment has allowed us to pursue our strategic initiatives as outlined in our IPO growing our revenue by over 200%. Our cost structure has increased correspondingly. The majority of our infrastructure investment was made during the first 9-months of 2007 and our fixed operating cost structure has remained stable since the fourth quarter of 2007 and declined in the latter half of 2008. We believe that our fixed operating cost structure will remain at, or decrease from, current levels in the short-term. However, a portion of our operating costs, including channel partner and internal commission structures, are variable in nature and will increase as revenue levels increase. While we do expect there will be changes within our workforce in the future, we believe that we have the necessary resources to pursue our strategic initiatives.

Beginning in the latter half of the first quarter and continuing into the early part of the third quarter, there was a sharp rise in electricity and natural gas prices.  We believe that these increases caused some of our customers in our wholesale and retail product lines to delay their energy procurement decisions.  Based on our prior experience with rapid increases in commodity prices, we believe that customers who have delayed their procurement decisions will come back to transact on our platform either when they are required to renew their contract due to expiration, prices decrease to a level at which they are comfortable, or if they believe that the then-present environment represents a new market level. During the latter part of July 2008 we began to observe a contraction in electricity and natural gas prices. We believe this contraction contributed to an increase in procurement activity in both the retail and wholesale product lines in the third and fourth quarters of 2008 as compared to levels in the second quarter.

U.S. and global economic conditions worsened significantly in the last quarter of 2008. The stress caused to international credit markets, initially driven in large part by the devaluation of risky U.S. subprime debt, led to a dramatic tightening in liquidity. The U.S. government has responded with several initiatives to alleviate the strain on the financial markets. While these programs have had some positive effects on financial systems, credit remains tight and economic conditions in the U.S. and globally have continued to deteriorate. As a result of the decline in economic output, energy demand in many regions is lower, which could lead to reduced sales and lower margins. While we did experience a slight decline in energy usage during the fourth quarter, energy demand was still within our long-term historical trends and did not have a material impact on our operations.

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

Historically, our revenue and operating results have varied from quarter-to-quarter and are expected to continue to fluctuate in the future. These fluctuations are primarily due to energy usage, particularly electricity, having higher demand in our second and third quarters and lower demand during our fourth and first quarters. In addition, the activity levels on the World Energy Exchange can fluctuate due to a number of factors, including geopolitical events, the ability to obtain financing in credit markets, weather conditions and market prices. To the extent these factors affect the purchasing decisions of energy consumers our future results of operations may be affected.

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

•	amortization of capitalized costs associated with our auction platform and acquired developed technology; and

•	rent, depreciation and other related overhead and facility-related costs.

Sales and marketing

Sales and marketing expenses consist primarily of:

•	salaries, employee benefits and stock-based compensation related to sales and marketing personnel;

•	third party commission expenses to our channel partners;

•	travel and related expenses;

•	amortization related to customer relationships and contracts;

•	rent, depreciation and other related overhead and facility-related costs; and

•	general marketing costs such as trade shows, marketing materials and outsourced services.

General and administrative

General and administrative expenses consist primarily of:

•	salaries, employee benefits and stock-based compensation related to general and administrative personnel;

•	accounting, legal, recruiting and other professional fees; and

•	rent, depreciation and other related overhead and facility-related costs.

Interest income (expense), net

Interest income (expense), net consists primarily of:

•	interest income in 2008 and 2007 related to the invested portion of the proceeds from our initial public offering;

•	interest expense in 2008, 2007 and 2006 related to capital leases; and

•	interest expense in 2006 on our $2.0 million subordinated note payable to Massachusetts Capital Resource Company, or MCRC, including the accretion of warrants, that was redeemed on December 4, 2006.

Income tax expense

We did not record an income tax benefit for the year ended December 31, 2008 as we provided a full valuation allowance against our deferred tax assets due to uncertainty regarding the realization of those deferred tax assets, primarily net operating loss carryforwards, in the future.  Income tax expense of approximately $1.1 million for the year ended December 31, 2007 resulted from the application of a full valuation allowance provided against deferred tax assets generated in prior years.

Results of Operations

The following table sets forth certain items as a percent of revenue for the periods presented:
	For the Years Ended December 31,
	2008	2007	2006
Revenue	100%	100%	100%
Cost of revenue	37	31	20
Gross profit	63	69	80
Operating expenses:
Sales and marketing	81	94	56
General and administrative	38	64	33
Operating loss	(56)	(89)	(9)
Interest income (expense)	—	7	(5)
Income tax benefit (expense)	—	(12)	5
Net loss	(56)%	(94)%	(9)%

Comparison of the Years Ended December 31, 2008 and 2007

Revenue

	For the Years Ended
	December 31,
	2008	2007	Increase
Revenue	$12,444,692	$9,188,265	$3,256,427	35%

Revenue increased 35% primarily due to increased auction activity in all of our product lines, new customer wins and the inclusion of the EnergyGateway operation for a full twelve months during the year ended December 31, 2008 as compared to seven months during the year ended December 31, 2007.  The revenue increase reflects increased activity in our retail business including the large state government procurements run during 2007, record bookings generated by our retail sales force and an increase to 59 channel partners as of December 31, 2008 from 42 as of December 31, 2007. Of those channel partners, 35 had contributed to our revenue by brokering transactions over the exchange during 2008 as compared to 25 during 2007. In addition, our wholesale customer base grew to 39 in 2008 from 12 in 2007 and 2008 reflected our success in the environmental commodities product line including the successful completion of the first two quarterly auctions for RGGI.

Cost of revenue

	For the Years Ended December 31,
	2008		2007
	$	% of Revenue	$	% of Revenue	Increase
Cost of revenue	$4,552,215	37%	$2,874,678	31%	$1,677,537	58%

The 58% increase in cost of revenue related to the year ended December 31, 2008 as compared to the same period in 2007 was substantially due to an increase in salary and benefit costs primarily from the inclusion of the former EnergyGateway employees for a full twelve months during the year ended December 31, 2008 as compared to seven months during the year ended December 31, 2007 and, to a lesser extent, increased travel costs and amortization related to developed technology and intangible assets acquired. Cost of revenue as a percent of revenue increased 6% due to the cost increases noted above partially offset by the 35% increase in revenue.

Operating expenses

	For the Years Ended December 31,
	2008		2007
	$	% of Revenue	$	% of Revenue	Increase / (Decrease)
Sales and marketing	$10,057,361	81%	$8,598,256	94%	$1,459,105	17%
General and administrative	4,669,807	38	5,858,810	64	(1,189,003)	(20)
Total operating expenses	$14,727,168	119%	$14,457,066	158%	$270,102	2%

The 17% increase in sales and marketing expense for the year ended December 31, 2008 as compared to the same period in 2007 primarily reflects general salary increases and the inclusion of the former EnergyGateway employees for a full twelve months during the year ended December 31, 2008 as compared to seven months during the year ended December 31, 2007.  In addition, the increased costs include amortization related to customer relationships and contracts, partially offset by decreases in consulting and marketing expenses. Sales and marketing expense as a percentage of revenue decreased 13% due to the 35% increase in revenue, partially offset by the cost increases noted above.

The 20% decrease in general and administrative expenses related to the year ended December 31, 2008 as compared to the same period in 2007 was primarily due to decreases in compliance related costs, and, to a lesser extent, recruiting costs.  General and administrative expenses as a percent of revenue decreased 26% substantially due to the 35% increase in revenue and the cost decreases noted above.

Interest income (expense), net

Interest income, net was approximately $40,000 and $563,000 for the years ended December 31, 2008 and 2007, respectively.  The decrease in interest income was primarily due to a lower average cash balance in 2008 as compared to 2007, as we utilized the proceeds from our initial public offering to pursue our strategic initiatives.

Income tax provision

We did not record an income tax benefit for the year ended December 31, 2008 as we provided a full valuation allowance against our deferred tax assets due to uncertainty regarding the realization of those deferred tax assets, primarily net operating loss carryforwards, in the future.  Income tax expense of approximately $1.1 million for the year ended December 31, 2007 resulted from the application of a full valuation allowance provided against deferred tax assets generated in prior years.

Net loss

We reported a net loss for the year ended December 31, 2008 of approximately $6.8 million as compared to a net loss of approximately $8.6 million for the year ended December 31, 2007. The decrease in net loss is primarily due to an increase in revenue and decrease in income tax expense, partially offset by a decrease in interest income and, to a lesser extent, increased operating expenses.

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

Liquidity and Capital Resources

In November 2005, we received $2.0 million in exchange for a subordinated note payable to MCRC, which bore interest at the rate of 10% per annum, and required quarterly interest payments beginning on December 31, 2005. On December 4, 2006, we exercised our option to redeem the MCRC note without premium as a result of the completion of our initial public offering. In connection with the MCRC note redemption, MCRC exercised warrants to purchase 600,000 shares of our common stock.  The remaining warrants to purchase 2,400,000 shares of common stock did not vest and subsequently expired due to the successful completion of our initial public offering on November 16, 2006.  The net redemption amount was $1,795,000, including interest earned through the date of redemption.  For the year ended December 31, 2006 interest expense related to the subordinated debt was $437,000.

On November 16, 2006, we completed our initial public offering of 27,441,064 shares of common stock at a price of CDN$1.05 (approximately U.S. $0.93) per share.  The offering was comprised of 20,000,000 shares sold by us for gross proceeds to us of CDN$21,000,000 and 7,441,064 shares sold by certain selling stockholders for gross proceeds to such stockholders of approximately CDN$7,800,000.

On December 5, 2006, we issued an additional 3,000,000 shares of common stock in accordance with an over-allotment option granted to the underwriters of the initial public offering at a price of CDN$1.05 (approximately U.S.$0.92) per share for gross proceeds to the Company of CDN$3,150,000.  Net proceeds to us from the initial public offering and over-allotment option were approximately $17.5 million, net of offering costs of approximately $3.6 million.  In addition, we granted the underwriters of the initial public offering, warrants to purchase up to 1,150,000 shares of common stock at the public offering price. The warrants are exercisable from the 1-year anniversary of the warrant issuance (November 16, 2007 and December 5, 2007 for the over allotment) and expire 18 months from that date (May 15, 2009 and June 4, 2009 for the over allotment).  The warrants allow for net share settlement and certain of the holders of these warrants have piggy-back registration rights.   We valued the warrants at $274,129 and recorded it as a component of additional paid-in capital. These warrants have not been exercised to date.

At December 31, 2008, we had no commitments for material capital expenditures. We have identified and executed against a number of strategic initiatives that we believe are key components of our future growth, including: expanding our community of channel partners, energy consumers and energy suppliers on our exchanges; strengthening and extending our long-term relationships with government agencies; entering into other energy-related markets including wholesale transactions with utilities and the emerging environmental credit markets; making strategic acquisitions and growing our sales force.  As of December 31, 2008, our workforce numbered 55 reflecting a decrease of eight from the 63 we employed at December 31, 2007.  At December 31, 2008, we had 18 professionals in our sales and marketing and account management groups, 25 in our supply desk group and 12 in our general and administrative group.  While we will hire additional professionals as the need and/or opportunity arises, we believe that in the short-term our operating costs will remain at current levels.

Comparison of December 31, 2008 to December 31, 2007

	December 31, 2008	December 31, 2007	Increase/(Decrease)
Cash and cash equivalents	$1,731,411	$7,001,884	$(5,270,473)	(75)%
Trade accounts receivable	2,343,593	1,878,233	465,360	25
Days sales outstanding	62	56	6	11
Working capital	742,478	5,323,622	(4,581,144)	(86)
Stockholders’ equity	11,009,131	16,859,799	(5,850,668)	(35)

Cash and cash equivalents decreased 75%, primarily due to the pre-tax loss for the year ended December 31, 2008, an increase in trade accounts receivable, decreases in accounts payable and accrued expenses and costs incurred in software development all partially offset by an increase in deferred revenue. Trade accounts receivable increased 25% primarily due to an increase in revenue and in days sales outstanding within our accounts receivable balance. Days sales outstanding (representing account receivable outstanding at December 31, 2008 divided by the average sales per day during the most recent quarter, adjusted for deferred revenue of approximately $116,000) increased 11% due to a higher concentration of retail energy sales as compared to wholesale energy sales during the three months ended December 31, 2008 versus the same period in the prior year. Wholesale revenue was 20% of fourth quarter revenue in 2007 versus only 10% in 2008. Revenue from our energy suppliers representing greater than 10% of our revenue decreased to 22% from one energy supplier during the year ended December 31, 2008 from 32% from two energy suppliers for the same period in 2007. This decrease was directly related to the addition of the EnergyGateway customers and an increase in wholesale transactions.

Working capital (consisting of current assets less current liabilities) decreased 86%, primarily due to the decrease in cash and cash equivalents resulting from the funding of the pre-tax loss for the year ended December 31, 2008 and a $0.5 million increase in deferred revenue both partially offset by a $0.5 million increase in accounts receivable and a $0.6 million decrease in accounts payable and accrued expenses. Stockholders’ equity decreased 35% due to the net loss for the year, partially offset by share-based compensation and the exercise of stock options and warrants.

Cash used in operating activities for the years ended December 31, 2008 and 2007 was approximately $4.7 million and $4.6 million, respectively, due primarily to the pre-tax losses in each respective period. Cash used in investing and financing activities for the year ended December 31, 2008 was approximately $547,000 primarily due to costs incurred in software development. Cash used in investing and financing activities for the year ended December 31, 2007 was approximately $5.9 million primarily due to the acquisition of EnergyGateway in June 2007.

To date we have not experienced any significant liquidity effects from the current economic crisis. Energy suppliers are active participants in the financial markets and have been able to obtain financing when required. Our energy supplier base has been contracting as an industry wide consolidation has been under way over the last several years. We have had several energy consumers file for bankruptcy and liquidate operations as a result of the current economic environment but the effect on our operations has not been significant to date.  We do expect to see some weakness in our commercial and industrial business as companies cut back production and/or close plants. However, we do not expect this to have a material impact on our operations in 2009.

We have incurred $19.6 million of cumulative operating losses to date. For the year ended December 31, 2008, we incurred net losses of $6.8 million and generated negative cash flow of $5.3 million. We have historically funded our operations with cash flow from operations and the issuance of various debt and equity instruments. We have approximately $1.7 million of cash and cash equivalents and no bank debt as of December 31, 2008.  We expect to continue to fund our operations from existing cash resources, operating cash flow and, when required, the issuance of various debt and equity instruments. That notwithstanding, we believe that our current financial resources are adequate to fund our ongoing operations and pursue our strategic initiatives. Management anticipates the Company will reach cash flow positive and improve its liquidity through continued growth. We have consistently decreased our quarterly operating loss and cash usage during 2008. In the fourth quarter, our operating loss was $1.0 million and cash usage was $25,000. While cash usage benefitted from certain working capital reductions in the fourth quarter, we have reduced our operating cash flow substantially through growth and certain cost reductions implemented during 2008. To the extent our revenue growth does not meet our anticipated targets, we will adjust our cost structure as deemed appropriate. However no assurance can be given that management’s actions will result in profitable operations or cash flow.

On September 8, 2008, we entered into a Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank (SVB). Under the Agreement, SVB has committed to make advances to us in an aggregate amount of up to $3,000,000, subject to availability against certain eligible account receivables, eligible retail backlog and maintenance of financial covenants. The credit facility bears interest at a floating rate per annum based on SVB’s prime rate plus three-quarters of one percentage point (0.75%) on advances made against eligible accounts receivable and prime plus one-and-one-half of one percentage point (1.5%) on advances made against eligible retail backlog. These interest rates are subject to change based on our maintenance of an adjusted quick ratio of one-to-one. All unpaid principal and accrued interest is due on September 7, 2009 (the Maturity Date). Until the Maturity Date, we are only required to pay interest, with each such payment due in arrears on the last calendar day of each month.

There were no outstanding borrowings from the credit facility and we were in compliance with our bank covenants as of December 31, 2008.

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

Contractual Obligations and Other Commercial Commitments

The table below summarizes our gross contractual obligations and other commercial commitments as of December 31, 2008. As of December 31, 2008, we did not have any purchase obligations other than our capital and operating leases.

	Payments Due by Period
Contractual Obligations	2009	2010 and 2011	2012 and 2013	2014 and Thereafter	Total
Capital leases	$44,745	$3,990	$—	$—	$48,735
Operating leases	316,582	306,340	42,972	—	665,894
Total contractual obligations	$361,327	$310,330	$42,972	$—	$714,629

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles, or GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

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

In addition, we analyze this estimated data based on overall industry trends including prevailing weather and usage data. Once the actual data is received, we adjust the estimated accounts receivable and revenue to the actual total amount in the period during which the payment is received. Based on management’s current capacity to obtain actual energy usage, we currently estimate four to six weeks of revenue at the end of our accounting period. Differences between estimated and actual revenue have been within management’s expectations and have not been material to date.

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

Retail Natural Gas Transactions

There are two primary fee components to our retail natural gas services, transaction fees and management fees.  Transaction fees are billed to and paid by the energy supplier awarded business on the platform.  Transaction fees for natural gas awards are established prior to award and are the same for each supplier. For the majority of our natural gas transactions, we bill the supplier upon the conclusion of the transaction based on the estimated energy volume transacted for the entire award term multiplied by the transaction fee.  Management fees are paid by our energy consumers and are generally billed on a monthly basis for services rendered based on terms and conditions included in contractual arrangements. While substantially all of our retail natural gas transactions are accounted in accordance with this policy, a certain percentage are accounted for as the natural gas is consumed by the customer and recognized as revenue in accordance with the retail electricity transaction revenue recognition methodology described above.

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

Revenue Estimation

Our estimates in relation to revenue recognition affect revenue and sales and marketing expense as reflected on our statements of operations, and trade accounts receivable and accrued commissions accounts as reflected on our balance sheets. For any quarterly reporting period, we may not have actual usage data for certain energy suppliers and will need to estimate revenue. We record revenue based on the energy consumers’ historical usage profile. At the end of each reporting period, we adjust historical revenue to reflect actual usage for the period. For the year ended December 31, 2008, we estimated usage for approximately 10% of our revenue resulting in a negative 0.2%, or approximately $23,000, adjustment to reduce revenue. This decrease in revenue, which is based on adjusted year to date revenue, resulted in an approximate $6,000 decrease in sales and marketing expense related to third party commission expense associated with those revenues. Corresponding adjustments were made to trade accounts receivable and accrued commissions, respectively. A 1% difference between this estimate and actual usage would have an approximate $10,000 effect on our revenue for the year ended December 31, 2008.

Software Development

Certain acquired software and significant enhancements to our software are recorded in accordance with Statement of Position (SOP) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use”. Accordingly, internally developed software costs of approximately $403,000, $469,000 and $66,000 related to implementation, coding and configuration have been capitalized in 2008, 2007 and 2006, respectively. We amortize internally developed and purchased software over the estimated useful life of the software (generally three years).  During 2008, 2007, and 2006, approximately $239,000, $111,000, and $73,000 were amortized to cost of revenues, respectively.  Accumulated amortization was approximately $512,000 and $273,000 at December 31, 2008 and 2007, respectively.

Our estimates for capitalization of software development costs affect cost of revenue and capitalized software as reflected on our consolidated statements of operations and on our consolidated balance sheets. During the year ended December 31, 2008, capitalized software costs were 2.7% of our total assets and amortization expense was approximately 5.3% of cost of revenue. To the extent the carrying amount of the capitalized software costs may not be fully recoverable or that the useful lives of those assets are no longer appropriate, we may need to record an impairment (non-cash) charge and write-off a portion or all of the capitalized software balance on the balance sheet.

Goodwill

We use assumptions in establishing the carrying value and fair value of our goodwill.  Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired businesses.  We account for goodwill that results from acquired businesses in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142).  Under SFAS No. 142, goodwill and intangible assets having indefinite lives are not amortized but instead are assigned to reporting units and tested for impairment annually or more frequently if changes in circumstances or the occurrence of events indicate possible impairment.

Pursuant to SFAS No. 142, we perform an annual impairment review during the fourth fiscal quarter of each year, or earlier, if indicators of potential impairment exist. The impairment test for goodwill is a two-step process.  Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit.  If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit with the carrying amount of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill will be recorded as an impairment loss.  The Company performed its annual impairment analysis in December 2008 and determined that no impairment of our goodwill or intangible assets existed.

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

Impairment of Long-Lived and Intangible Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we periodically review long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable or that the useful lives of those assets are no longer appropriate. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount.  During 2008, no impairment of our long-lived assets was recorded as no change in circumstances indicated that the carrying value of the assets was not recoverable.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Deferred tax assets and liabilities are determined at the end of each period based on the future tax consequences that can be attributed to net operating loss carryforwards, as well as differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax basis. Deferred income tax expense or credits are based on changes in the asset or liability from period to period. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income. In determining the valuation allowance, we consider past performance, expected future taxable income, and qualitative factors which we consider to be appropriate in estimating future taxable income.  Our forecast of expected future taxable income is for future periods that can be reasonably estimated. Results that differ materially from current expectations may cause management to change its judgment on future taxable income and adjust our existing tax valuation allowance.

Our estimates in relation to income taxes affect income tax benefit and deferred tax assets as reflected on our statements of operations and balance sheets, respectively. The deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized in the near term.  As of December 31, 2008, we had deferred tax assets of approximately $7.3 million against which a full valuation allowance has been established. To the extent we determine that it is more likely than not that we will recover all of our deferred tax assets, it could result in an approximate $7.3 million non-cash tax benefit.

Share-Based Compensation

In accordance with SFAS No. 123(R) “Share-Based Payment”, the Company recognizes the compensation cost of share-based awards on a straight-line basis over the requisite service period of the award.  In 2008 and 2007, share-based awards consisted of grants of restricted stock and stock options.  The restrictions on the restricted stock lapse over the vesting period.  The vesting period of restricted stock is determined by the Board of Directors, and is generally four years for employees.

The per-share weighted-average fair value of stock options granted during the years ended December 31, 2008 and 2007 was $0.12 and $0.58, respectively, on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions and estimated forfeiture rates of 15% and 13% in 2008 and 2007, respectively:

Year ended December 31,	Expected Dividend Yield	Risk Interest Rate	Expected Option Life	Expected Volatility
2008	—	1.67%	4.75 years	87%
2007	—	4.66%	4.61 years	54%
2006	—	4.66%	4.75 years	48%

The Company has two stock incentive plans: the 2003 Stock Incentive Plan (2003 Plan), and the 2006 Stock Incentive Plan (2006 Plan).  As of December 31, 2008, 3,582,300 shares of common stock representing option grants still outstanding were reserved under the 2003 Plan.  No further grants are allowed under the 2003 Plan.  As of December 31, 2008, 8,738,161 shares of common stock were reserved under the 2006 Plan representing 2,682,250 outstanding stock options, 2,042,000 shares of restricted stock granted and 4,013,911 shares available for grant.

A summary of stock option activity under both plans for the year ended December 31, 2008, is follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	6,703,029	$0.65
Granted	1,206,000	$0.20
Canceled	(1,063,750)	$1.29
Exercised	(580,729)	$0.03
Outstanding at December 31, 2008	6,264,550	$0.51

A summary of options outstanding and options exercisable as of December 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
Range of		Remaining	Aggregate	Number	Remaining	Aggregate
Exercise		Contractual	Intrinsic	Of Shares	Contractual	Intrinsic
Prices	Options	Life	Value	Exercisable	Life	Value
$0.02 - $0.19	2,080,300	1.84 Years	$627,496	2,080,300	1.84 Years	$627,496
$0.20 - $1.12	2,708,000	5.35 Years	189,112	1,041,125	3.94 Years	33,789
$1.13 - $1.34	1,476,250	5.35 Years	—	577,500	5.33 Years	—
	6,264,550	4.18 Years	$816,608	3,698,925	2.98 Years	$661,285

The aggregate intrinsic value in the table above represents the total intrinsic value of our outstanding options and exercisable options as of December 31, 2008. The aggregate intrinsic value of options exercised during the year ended December 31, 2008 was approximately $416,000.  At December 31, 2008, the weighted average exercise price of options outstanding and exercisable was $0.51 and $0.38, respectively.  The weighted average fair value of option grants for the years ended December 31, 2008 and 2007 was $0.12 and $0.58, respectively.

Restricted Stock

A summary of restricted stock activity for the year ended December 31, 2008 is as follows:

	Shares	Weighted Average Grant Price
Outstanding at December 31, 2007	1,448,500	$1.10
Granted	793,000	$0.87
Cancelled	(599,500)	$1.02
Vested	(456,069)	$1.12
Unvested at December 31, 2008	1,185,931	$0.98

There were 11,464,392 shares reserved for issuance under these plans at December 31, 2008.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements,” (SFAS No. 157), which establishes a framework for measuring fair value and expands disclosures about fair value measurements. The FASB partially deferred the effective date of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The effective date for financial assets and liabilities that are recognized on a recurring basis was January 1, 2008. We determined that our adoption of SFAS 157 on January 1, 2008 for financial assets and liabilities did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (SFAS 159), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and highlights the effect of a company’s choice to use fair value on its earnings. It also requires a company to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the balance sheet. SFAS 159 was effective for us beginning January 1, 2008 and did not have an impact on our consolidated financial statements as we did not choose to use the fair value option.

In December 2007, the FASB, issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)).  SFAS No. 141(R) requires an acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.  The Company expects to adopt SFAS No. 141(R) on January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160).  SFAS No. 160 clarifies that a noncontrolling or minority interest in a subsidiary is considered an ownership interest and, accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  The Company expects to adopt SFAS No. 160 on January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161).  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is currently evaluating the impact, if any, SFAS No. 161 will have on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162).  SFAS No. 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy).  This Statement is effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The Company currently adheres to the GAAP hierarchy as presented in SFAS No. 162, and therefore does not expect its adoption will have a material impact on its consolidated results of operations and financial condition.

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

Cyclicality

We believe that our business will continue to be cyclical in nature and is tied, in part, to market energy prices which impact transaction volume. When energy prices increase in competitive markets above the price levels of the regulated utilities, energy consumers are less likely to lock-in to higher fixed price contracts in the competitive markets and so they are less likely to use our auction platform. Conversely, when energy prices decrease in competitive markets below the price levels of the regulated utilities, energy consumers are more likely to lock-in to lower fixed price contracts in the competitive markets and so they are more likely to use our auction platform. Although our short term revenue is impacted by usage trends, these cyclical effects will also have longer term implications on our business because we derive future revenue from current auctions.

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

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements listed in Item 15(a) are incorporated herein by reference and are filed as a part of this report and follow the signature pages to this Annual Report on Form 10-K on page 40.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008.  In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of December 31, 2008, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control Over Financial Reporting

a)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Exchange Act.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management believes that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears below.

b)	Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
World Energy Solutions, Inc.
Worcester, Massachusetts

We have audited World Energy Solutions, Inc.’s (“the Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Part II, Item 9A of this Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, World Energy Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of World Energy Solutions, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 2, 2009, expressed an unqualified opinion on those consolidated financial statements.

/S/    UHY LLP

Boston, Massachusetts
March 2, 2009

c)	Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting occurred during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

For a list of the financial information included herein, see “Index to Consolidated Financial Statements” on page 40 of this Annual Report on Form 10-K.

(a)(2) Financial Statements Schedules

All schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(a)(3) Exhibits

The list of exhibits filed as a part of this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding the exhibits hereto and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD ENERGY SOLUTIONS, INC.

By:	/s/ Richard Domaleski	March 3, 2009
Richard Domaleski
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Domaleski	Chief Executive Officer and Director	March 3, 2009
Richard Domaleski

/s/ James Parslow	Chief Financial Officer	March 3, 2009
James Parslow

/s/ Edward Libbey	Chairman of the Board and Director	March 3, 2009
Edward Libbey

/s/ Patrick Bischoff	Director	March 3, 2009
Patrick Bischoff

/s/ John Wellard	Director	March 3, 2009
John Wellard

/s/ Thad Wolfe	Director	March 3, 2009
Thad Wolfe

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

WORLD ENERGY SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
World Energy Solutions, Inc.
Worcester, Massachusetts

We have audited the accompanying consolidated balance sheets of World Energy Solutions, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of World Energy Solutions, Inc. as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of World Energy Solutions, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/    UHY LLP

Boston, Massachusetts
March 2, 2009

WORLD ENERGY SOLUTIONS, INC.

Consolidated Balance Sheets

	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$1,731,411	$7,001,884
Trade accounts receivable, net	2,343,593	1,878,233
Prepaid expenses and other current assets	431,246	338,049
Total current assets	4,506,250	9,218,166
Property and equipment, net	487,211	595,950
Capitalized software, net	627,275	463,888
Intangibles, net	5,949,609	7,316,916
Goodwill	3,178,701	3,178,701
Other assets	27,594	26,944
Total assets	$14,776,640	$20,800,565
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$593,553	$980,488
Accrued commissions	777,784	712,919
Accrued compensation	1,118,168	1,516,418
Accrued expenses	355,511	279,162
Deferred revenue and customer advances	876,271	363,933
Capital lease obligations	42,485	41,624
Total current liabilities	3,763,772	3,894,544

Capital lease obligations, net of current portion	3,737	46,222
Total liabilities	3,767,509	3,940,766

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized; 84,107,271 shares issued and 83,976,845 shares outstanding at December 31, 2008, and 82,399,241 shares issued and outstanding at December 31, 2007	8,398	8,240
Additional paid-in capital	30,748,038	29,704,831
Accumulated deficit	(19,648,432)	(12,853,272)
Treasury stock, at cost; 130,426 shares at December 31, 2008 and no shares at December 31, 2007	(98,873)	—
Total stockholders’ equity	11,009,131	16,859,799
Total liabilities and stockholders’ equity	$14,776,640	$20,800,565

The accompanying notes are an integral part of these consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2008	2007	2006

Revenue:
Brokerage commissions and transaction fees	$11,156,215	$8,401,791	$5,762,098
Management fees	1,288,477	786,474	1,000
Total revenue	12,444,692	9,188,265	5,763,098
Cost of revenue	4,552,215	2,874,678	1,166,426
Gross profit	7,892,477	6,313,587	4,596,672
Operating expenses:
Sales and marketing	10,057,361	8,598,256	3,227,263
General and administrative	4,669,807	5,858,810	1,862,450
Total operating expenses	14,727,168	14,457,066	5,089,713
Operating loss	(6,834,691)	(8,143,479)	(493,041)
Interest income (expense):
Interest income	45,132	573,395	139,617
Interest expense	(5,601)	(10,101)	(451,897)
Total interest income (expense), net	39,531	563,294	(312,280)
Loss before income taxes	(6,795,160)	(7,580,185)	(805,321)
Income tax (expense) benefit	—	(1,061,720)	304,228
Net loss	(6,795,160)	(8,641,905)	(501,093)
Accretion of preferred stock issuance costs	—	—	(6,299)
Net loss available to common stockholders	$(6,795,160)	$(8,641,905)	$(507,392)

Net loss per common share — basic and diluted	$(0.08)	$(0.11)	$(0.01)

Weighted average shares outstanding — basic and diluted	83,103,145	79,793,590	45,576,477

The accompanying notes are an integral part of these consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)
Years Ended December 31, 2008, 2007, and 2006

	Non-Voting Common Stock		Voting Common Stock		Treasury Stock		Additional		Total Stockholders’
	Number of Shares	$0.0001 Par Value	Number of Shares	$0.0001 Par Value	Number of Shares	Stated at Cost	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance, December 31, 2005	6,792,135	$679	33,724,819	$3,372	675,346	$(151,953)	$2,919,293	$(3,710,274)	$(938,883)
Exercise of stock options	2,190,671	219	—	—	—	—	56,698	—	56,917
Common stock warrants exercised	—	—	1,070,958	107	—	—	253,098	—	253,205
Issuance of common stock in connection with initial public offering, net of $3.6 million of offering costs	—	—	23,000,000	2,300	—	—	17,264,968	—	17,267,268
Issuance of warrants in connection with initial public offering	—	—	—	—	—	—	274,129	—	274,129
Conversion of Non-Voting Common Stock to Voting Common Stock in connection with initial public offering	(8,982,806)	(898)	8,982,806	898	—	—	—	—	—
Conversion of Series A Redeemable Convertible Preferred Stock in connection with initial public offering	—	—	10,433,504	1,044	—	—	1,506,953	—	1,507,997
Accretion of stock issuance costs	—	—	—	—	—	—	(6,299)	—	(6,299)
Share-based compensation	—	—	—	—	—	—	44,261	—	44,261
Purchase of treasury stock	—	—	—	—	25,000	(12,500)	—	—	(12,500)
Retirement of treasury stock	—	—	(700,346)	(70)	(700,346)	164,453	(164,383)	—	—
Net loss	—	—	—	—	—	—	—	(501,093)	(501,093)
Balance, December 31, 2006	—	—	76,511,741	7,651	—	—	22,148,718	(4,211,367)	17,945,002
Share-based compensation	—	—	—	—	—	—	982,190	—	982,190
Issuance of common stock in connection with acquisition of EnergyGateway	—	—	5,375,000	538	—	—	6,522,694	—	6,523,232
Issuance of common stock in connection with restricted stock grant	—	—	400,000	40	—	—	(40)	—	—
Reversal of issuance costs related to initial public offering of common stock	—	—	—	—	—	—	48,468	—	48,468
Exercise of stock options	—	—	112,500	11	—	—	2,801	—	2,812
Net loss	—	—	—	—	—	—	—	(8,641,905)	(8,641,905)
Balance, December 31, 2007	—	—	82,399,241	8,240	—	—	29,704,831	(12,853,272)	16,859,799
Share-based compensation	—	—	—	—	—	—	1,006,560	—	1,006,560
Issuance of common stock in connection with restricted stock grants	—	—	325,643	33	130,426	(98,873)	(33)	—	(98,873)
Exercise of stock warrants	—	—	671,232	67	—	—	20,070	—	20,137
Exercise of stock options	—	—	580,729	58	—	—	16,610	—	16,668
Net loss	—	—	—	—	—	—	—	(6,795,160)	(6,795,160)
Balance, December 31, 2008	—	$—	83,976,845	$8,398	130,426	$(98,873)	$30,748,038	$(19,648,432)	$11,009,131

The accompanying notes are an integral part of these consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net loss	$(6,795,160)	$(8,641,905)	$(501,093)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,756,068	1,028,497	135,446
Deferred taxes	—	1,061,720	(307,720)
Share-based compensation	1,006,560	982,190	44,261
Accretion of warrants	—	—	252,000
Changes in operating assets and liabilities , net of the effects of acquisition:
Trade accounts receivable	(465,360)	17,590	(673,991)
Prepaid expenses and other assets	(93,847)	(133,377)	(106,798)
Accounts payable	(386,935)	80,491	690,908
Accrued commissions	64,865	(308,514)	156,540
Accrued compensation	(398,250)	1,212,088	193,330
Accrued expenses	76,349	33,762	210,578
Deferred revenue and customer advances	512,338	68,525	165,668
Net cash provided by (used in) operating activities	(4,723,372)	(4,598,933)	259,129
Cash flows from investing activities:
Costs incurred in software development	(402,705)	(469,171)	(65,652)
Net cash paid in acquisition of EnergyGateway, net of cash acquired	—	(4,904,358)	—
Purchases of property and equipment	(40,704)	(456,095)	(72,061)
Net cash used in investing activities	(443,409)	(5,829,624)	(137,713)
Cash flows from financing activities:
Proceeds from exercise of stock options	16,668	2,812	56,917
Proceeds from exercise of stock warrants	20,137	—	253,205
Proceeds from initial public offering of common stock, net of offering costs of $3.6 million	—	—	17,541,397
Retirement of long-term debt	—	—	(2,000,000)
Principal payments on capital lease obligations	(41,624)	(56,257)	(50,092)
Principal payments on guaranteed return	—	—	(10,523)
Purchase of treasury stock	(98,873)	—	(12,500)
Net cash provided by (used in) financing activities	(103,692)	(53,445)	15,778,404
Net (decrease) increase in cash and cash equivalents	(5,270,473)	(10,482,002)	15,899,820
Cash and cash equivalents, beginning of year	7,001,884	17,483,886	1,584,066
Cash and cash equivalents, end of year	$1,731,411	$7,001,884	$17,483,886

Supplemental Disclosure of Cash Flow Information:
Net cash received (paid) for interest	$45,419	$612,303	$(129,401)
Non-cash investing and financing activities: Property and equipment acquired through capital lease obligations	$—	$—	$12,943
Non-cash investing and financing activities:
Fair value of common stock issued in acquisition of EnergyGateway	$—	$6,536,000	$—
Reversal of accrued expenses related to initial public offering of common stock	$—	$48,468	$—
Conversion of series A preferred stock to common stock	$—	$—	$1,507,997
Conversion of non-voting common stock to common stock	$—	$—	$898
Issuance of warrants in connection with initial public offering of common stock	$—	$—	$274,129

The accompanying notes are an integral part of these consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

Notes to Consolidated Financial Statements

NOTE 1 — NATURE OF BUSINESS, BASIS OF PRESENTATION AND MANAGEMENT’S PLANS

World Energy Solutions, Inc. (“World Energy” or the “Company”) was incorporated in 1999 as a Delaware corporation and is focused in one operating segment – brokering energy and environmental commodities utilizing online auction platforms. The Company commenced operations through an entity named Oceanside Energy, Inc. (“Oceanside”), which was incorporated under the laws of the State of Delaware on September 3, 1996.  We incorporated World Energy Solutions, Inc. under the laws of the State of Delaware under the name “World Energy Exchange, Inc.” on June 22, 1999 and on October 31, 1999, Oceanside became a wholly-owned subsidiary of World Energy Solutions, Inc. Oceanside was subsequently dissolved on May 18, 2006.  On December 15, 2006 the Company established World Energy Securities Corp., a Massachusetts corporation, as a wholly-owned subsidiary.

World Energy is an energy and environmental commodities brokerage company that has developed online auction platforms, the World Energy Exchange and the World Green Exchange. On the World Energy Exchange, retail energy consumers (commercial, industrial and government) and wholesale energy participants (utilities, electricity retailers and intermediaries) in the United States are able to negotiate for the purchase or sale of electricity and other energy resources from competing energy suppliers which have agreed to participate on our auction platform. Although the Company’s primary source of revenue is from brokering electricity and natural gas, the Company adapted its World Energy Exchange auction platform to accommodate the brokering of green power in 2003 (i.e., electricity generated by renewable resources), wholesale electricity in 2004 and certain other energy-related products in 2005.  In 2007, the Company created the World Green Exchange based on the World Energy Exchange technology and business process. On the World Green Exchange, buyers and sellers negotiate for the purchase or sale of environmental commodities such as Renewable Energy Certificates, Verified Emissions Reductions, and Certified Emissions Reductions and Regional Greenhouse Gas Initiative allowances.

On November 16, 2006, the Company completed its initial public offering of common stock for the sale of 23,000,000 shares of common stock resulting in net proceeds to the Company of approximately $17.5 million (net of offering costs of approximately $3.6 million).

On June 1, 2007, the Company acquired substantially all of the assets of EG Partners, LLC, formerly known as  EnergyGateway LLC (“EnergyGateway”), for $4,951,758 in cash and 5,375,000 common shares of World Energy plus the assumption of certain liabilities.  The EnergyGateway operations are included in these financial statements from June 1, 2007.  See Note 11 for further discussion of this acquisition.

We have incurred $19.6 million of cumulative operating losses to date. For the year ended December 31, 2008, we incurred net losses of $6.8 million and generated negative cash flow of $5.3 million. We have historically funded our operations with cash flow from operations and the issuance of various debt and equity instruments. We have approximately $1.7 million of cash and cash equivalents and no bank debt as of December 31, 2008.  We expect to continue to fund our operations from existing cash resources, operating cash flow and, when required, the issuance of various debt and equity instruments. That notwithstanding, we believe that our current financial resources are adequate to fund our ongoing operations and pursue our strategic initiatives. Management anticipates the Company will attain cash flow positive and improve its liquidity through continued growth. We have consistently decreased our quarterly operating loss and cash usage during 2008. In the fourth quarter, our operating loss was $1.0 million and cash usage was $25,000. While cash usage benefitted from certain working capital reductions in the fourth quarter, we have reduced our operating cash usage substantially through growth and certain cost reductions implemented during 2008. To the extent our revenue growth does not meet our anticipated targets, we will adjust our cost structure as deemed appropriate. However no assurance can be given that management’s actions will result in profitable operations or cash flow.

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

The Company’s most judgmental estimates affecting the consolidated financial statements are those relating to revenue recognition and the estimate of actual energy purchased from the energy supplier by the end user, or energy consumer, of such energy; software development costs; the fair value of equity securities prior to the Company’s initial public offering when there was no ready market for the purchase and sale of these shares; the valuation of intangible assets and goodwill; impairment of long-lived assets; and estimates of future taxable income as it relates to the realization of net deferred tax assets.  The Company regularly evaluates its estimates and assumptions based upon historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, future results of operations may be affected. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition

The Company generates revenue through commissions on sales of energy usage or environmental commodity transacted on the Company’s online auction platform. The Company recognizes revenues in accordance with the United States Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) the service has been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured.

The Company participates in four primary markets: retail electricity, retail natural gas, wholesale energy and environmental commodities.  Prior to the June 1, 2007 acquisition of EnergyGateway, the Company primarily received revenue from the brokering of electricity on the World Energy Exchange, utilizing reverse auction technology (“retail electricity transactions”). While EnergyGateway also utilized an online auction format, its primary focus was on the brokering of natural gas and its “post and bid” methodology (“retail natural gas transactions”). In addition, the Company adapted the World Energy Exchange to conduct reverse and forward online auctions for the wholesale electricity and natural gas markets and environmental commodities (“wholesale and green transactions”). The revenue recognition policy and related third party commissions for each of these products is more fully described below.

Retail Electricity Transactions

The Company receives a monthly commission on energy sales contracted through our online auction platform from each energy supplier based on the energy usage generated and transacted between the energy supplier and energy consumer.  The Company’s commissions are not based on the retail price for electricity; rather, commissions are based on the energy usage generated and transacted between the energy supplier and energy consumer multiplied by the contractual commission rate. Revenue from commissions is recognized as earned on a monthly basis over the life of each contract as energy is consumed, provided there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, has been successfully demonstrated.

The Company records brokerage commissions based on actual usage data obtained from the energy supplier for that accounting period, or to the extent actual usage data is not available, based on the estimated amount of electricity and gas delivered to the energy consumers for that accounting period.  The Company develops its estimates on a quarterly basis based on the following criteria:

•	Payments received prior to the issuance of the financial statements;
•	Usage updates from energy suppliers;
•	Usage data from utilities;
•	Comparable historical usage data; and
•	Historical variances to previous estimates.

To the extent usage data cannot be obtained, the Company estimates revenue as follows:

•	Historical usage data obtained from the energy consumer in conjunction with the execution of the auction;
•	Geographic/utility usage patterns based on actual data received;
•	Analysis of prior year usage patterns; and
•	Specific review of individual energy supplier/location accounts.

In addition, the Company analyzes this estimated data based on overall industry trends including prevailing weather and usage data. Once the actual data is received, the Company adjusts the estimated accounts receivable and revenue to the actual total amount in the period during which the payment is received. Based on management’s current capacity to obtain actual energy usage, the Company currently estimates four to six weeks of revenue at the end of its accounting period. Differences between estimated and actual revenue have been within management’s expectations and have not been material to date.

The Company generally does not directly invoice its electricity energy suppliers and, therefore, it reports a substantial portion of its receivables as “unbilled.” Unbilled accounts receivable represents management’s best estimate of energy provided by the energy suppliers to the energy consumers for a specific completed time period at contracted commission rates and is made up of two components. The first component represents energy usage for which the Company has received actual data from the supplier and/or the utility but for which payment has not been received at the balance sheet date. The majority of the Company’s contractual relationships with energy suppliers require them to supply actual usage data to us on a monthly basis and remit payment to us based on that usage. The second component represents energy usage for which the Company has not received actual data, but for which has estimated usage.  Commissions paid in advance by certain energy suppliers are recorded as deferred revenue and amortized to commission revenue on a monthly basis on the energy exchanged that month.

Retail Natural Gas Transactions

There are two primary fee components to the Company’s retail natural gas services - transaction fees and management fees.  Transaction fees are billed to and paid by the energy supplier awarded business on the platform.  Transaction fees for natural gas awards are established prior to award and are the same for each supplier. For the majority of our natural gas transactions, we bill the supplier upon the conclusion of the transaction based on the estimated energy volume transacted for the entire award term multiplied by the transaction fee.  Management fees are paid by our energy consumers and are generally billed on a monthly basis for services rendered based on terms and conditions included in contractual arrangements. While substantially all of the Company’s retail natural gas transactions are accounted for in accordance with this policy, a certain percentage is accounted for as the natural gas is consumed by the customer and recognized as revenue in accordance with the retail electricity transaction revenue recognition methodology described above.

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

Channel Partner Commissions

The Company pays commissions to its channel partners at contractual rates based on monthly energy transactions between energy suppliers and energy consumers. The commission is accrued monthly and charged to sales and marketing expense as revenue is recognized.  The Company pays commissions to its salespeople at contractual commission rates based upon cash collections from its customers.

Revenue Estimation

The Company’s estimates in relation to revenue recognition affect revenue and sales and marketing expense as reflected on its statements of operations, and trade accounts receivable and accrued commissions accounts as reflected on its balance sheets. For any quarterly reporting period, the Company may not have actual usage data for certain energy suppliers and will need to estimate revenue. The Company records revenue based on the energy consumers’ historical usage profile. At the end of each reporting period, historical revenue is adjusted to reflect actual usage for the period. For the year ended December 31, 2008, the Company estimated usage for approximately 10% of our revenue resulting in a negative 0.2%, or approximately $23,000, adjustment. This decrease in revenue, which is based on adjusted year to date revenue, resulted in an approximate $6,000 decrease in sales and marketing expense related to third party commission expense associated with those revenues. Corresponding adjustments were made to trade accounts receivable and accrued commissions, respectively. A 1% difference between this estimate and actual usage would have an approximate $10,000 effect on our revenue for the year ended December 31, 2008.

Software Development

Certain acquired software and significant enhancements to the Company’s software are recorded in accordance with Statement of Position (“SOP”) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use”. Accordingly, internally developed software costs of approximately $403,000, $469,000, and $66,000 related to implementation, coding and configuration have been capitalized in 2008, 2007, and 2006, respectively. The Company amortizes internally developed and purchased software over the estimated useful life of the software (generally three years). During 2008, 2007, and 2006, approximately $239,000, $111,000, and $73,000, respectively, were amortized to cost of revenues resulting in accumulated amortization of approximately $512,000 and $273,000 at December 31, 2008 and 2007, respectively. At December 31, 2008, future amortization expense for capitalized internally developed software is as follows:

2009	$298,000
2010	240,000
2011 and thereafter	89,000
$627,000

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

Pursuant to SFAS No. 142, the Company performs an annual impairment review during the fourth quarter of each year or earlier if indicators of potential impairment exist. The impairment test for goodwill is a two-step process.  Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit.  If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit whereby the carrying amount of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill will be recorded as an impairment loss. The Company performed its annual impairment analysis in December 2008 and determined that no impairment of goodwill or intangible assets existed.  Future events could cause management to conclude that impairment indicators exist and that goodwill of previously acquired businesses is impaired.  Any related impairment loss could have a material impact on the Company’s financial condition and results of operations.

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

Intangible assets consist of customer relationships and contracts, purchased technology and other intangibles, and are stated at cost less accumulated amortization. Intangible assets with a definite life are amortized using the straight-line method over their estimated useful lives, which range from one to ten years.  Amortization expense was approximately $1,367,000 and $813,000 for the years ended December 31, 2008 and 2007, respectively. Accumulated amortization of intangible assets amounted to approximately $2,180,000 at December 31, 2008. The approximate future amortization expense of intangible assets is as follows:

2009	$1,199,000
2010	1,027,000
2011	957,000
2012	675,000
2013 and thereafter	2,092,000
$5,950,000

Impairment of Long-Lived and Intangible Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable or that the useful lives of those assets are no longer appropriate. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount.  During 2008, no impairment of the Company’s long-lived assets was recorded as no change in circumstances indicated that the carrying value of assets was non-recoverable.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of 90 days or less to be cash equivalents. The Company invests excess cash in a US Treasury money market fund that is Federal Deposit Insurance Corporation insured.

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets or the life of the related lease, whichever is shorter, which range from 3 to 7 years.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Deferred tax assets and liabilities are determined at the end of each period based on the future tax consequences that can be attributed to net operating loss carryforwards, as well as differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax basis. Deferred income tax expense or credits are based on changes in the asset or liability from period to period. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income. In determining the valuation allowance, the Company considers past performance, expected future taxable income, and qualitative factors which are considered to be appropriate in estimating future taxable income. The Company’s forecast of expected future taxable income is for future periods that can be reasonably estimated.  The Company has historically utilized a three year forecasting window to determine its expected future taxable income. As of December 31, 2006, the Company had cumulative net income for the three years then ended and the expected future taxable income anticipated from 2007 through 2009 was deemed adequate on a present value basis to benefit the majority of our deferred tax assets (primarily net operating loss carryforwards).  During 2007, the Company accelerated its growth in excess of its initial expectations to address the strategic initiatives outlined at the time of our initial public offering.  The Company grew from 20 employees as of December 31, 2006 to 63 as of December 31, 2007, acquired one of its main competitors in the retail energy market, and developed its wholesale and environmental commodity product lines. These initiatives increased the Company’s loss for 2007 resulting in a three-year cumulative loss as of December 31, 2007 and increased its near term operating expenses. A three-year cumulative loss is significant negative evidence in considering whether the deferred tax assets are realizable and generally precludes relying on projections of future taxable income to support the recovery of deferred tax assets. While the Company expects its future income will be adequate on a present value basis to benefit substantially all of its current deferred tax assets, the recent three-year cumulative loss is given more weight than projected future income when determining the need for a valuation.  Therefore, during the fourth quarter of 2007, the Company recorded a full valuation allowance against its deferred tax assets, and maintains a cumulative valuation allowance of approximately $7.3 million at December 31, 2008.

The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by the taxing authority in accordance with the recognition and measurement standards of FIN 48.  At December 31, 2008, there are no expected material, aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements.

 Advertising Expense

Advertising expense primarily includes promotional expenditures and is expensed as incurred, as such efforts have not met the direct-response criteria required for capitalization. Amounts incurred for advertising expense were not material for the years ended December 31, 2008, 2007, and 2006.

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

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS 107 as financial instruments.  Financial instruments are generally defined as cash, evidence of ownership interest in an entity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 2008, management believes that the carrying value of cash and cash equivalents, receivables and payables approximated fair value because of the short maturity of these financial instruments.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief decision maker is the president and chief operating officer. The Company’s chief decision maker reviews the results of operations based on one industry segment: the brokering of energy and environmental commodities by conducting structured events utilizing online exchanges. The Company delivers these services to three (3) distinctive markets: retail energy, wholesale energy and environmental commodity. The brokerage process is substantially the same regardless of the market being serviced and are supported by the same operations personnel utilizing the same basic technology and back office support. There is no discrete financial information for these product lines nor are there segment managers who have operating responsibility for each product line.

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

The following represents revenue and trade accounts receivable from energy suppliers exceeding 10% of the total in each category:

	Revenue for the year ended December 31,			Trade accounts receivable as of December 31,
Energy supplier	2008	2007	2006	2008	2007
A	22%	21%	9%	33%	22%
B	8%	7%	10%	16%	10%
C	7%	11%	18%	18%	10%
D	2%	5%	13%	5%	7%
E	4%	6%	10%	8%	12%

During 2006, supplier C was acquired by another supplier who is not reflected above as its revenues represented less than 10% of total revenue. If these suppliers were combined as of January 1, 2006, revenue attributable to these customers would have been 27% for the year ended December 31, 2006 and unbilled accounts receivable would have represented 46% of total unbilled accounts receivable as of December 31, 2006.

In addition to its direct relationship with energy suppliers, the Company also has direct contractual relationships with energy consumers for the online procurement of certain of their energy needs.  These energy consumers are primarily large businesses and government organizations.  For the years ended December 31, 2008, 2007 and 2006, two, two and four of these energy consumers accounted for transactions resulting in over 10% individually, respectively, and 23%, 30% and 63% in the aggregate of our revenue, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current presentation.

Loss Per Share

 On November 16, 2006, the Company completed an initial public offering of its common stock.  As a result, all issued and outstanding shares of Series A Preferred Stock and non-voting common stock were automatically converted into voting common stock.  As of December 31, 2008, 2007 and 2006, the Company only had one issued and outstanding class of stock – common stock.  As a result, the basic loss per share for the years ended December 31, 2008, 2007 and 2006 is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period.  The computed loss per share does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on loss per share. The following table reflects the weighted average shares used to calculate basic and diluted earnings per share:

	For the Years Ended December 31,
	2008	2007	2006
Weighted average number of voting common shares — basic and diluted	83,103,145	79,793,590	45,576,477

For the year ended December 31, 2008, 827,237, 2,666,466, and 245,834 weighted average shares issuable relative to common stock warrants, common stock options and restricted stock, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive due to the Company’s net loss position.  For the year ended December 31, 2007, 1,048,575, 1,826,375 and 493,718 weighted average shares issuable relative to common stock warrants, common stock options and restricted stock, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive due to the Company’s net loss position.

At December 31, 2008, 1,150,000 and 2,218,250 shares issuable relative to common stock warrants and common stock options, respectively, had exercise prices that exceeded the average market price of the Company’s common stock during the year ended December 31, 2008 and were excluded from the calculation of diluted shares since the inclusion of such shares would be anti-dilutive.  At December 31, 2008, 658,431 shares of restricted stock were excluded from the calculation of diluted shares during the year ended December 31, 2008, since the inclusion of such shares would be anti-dilutive. For the year ended December 31, 2007, 2,320,000 shares issuable relative to common stock options had exercise prices that exceeded the average market price of the Company’s common stock and were excluded from the calculation of diluted shares since the inclusion of such shares would be anti-dilutive.

The Company did not declare or pay any dividends in 2008, 2007 and 2006.

Share-Based Compensation

At December 31, 2008, the Company had two share-based employee compensation plans, which are more fully described in Note 6. Effective January 1, 2006, the Company accounted for stock-based compensation in accordance with SFAS No. 123(R), “Stock-Based Compensation” (“SFAS No. 123(R)”). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.

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

The per-share weighted-average fair value of stock options granted during the years ended December 31, 2008 and 2007 was $0.12 and $0.58, respectively, on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions and estimated forfeiture rates of 15% and 13% in 2008 and 2007, respectively:

Year ended December 31,	Expected Dividend Yield	Risk Interest Rate	Expected Option Life	Expected Volatility
2008	—	1.67%	4.75 years	87%
2007	—	4.66%	4.61 years	54%
2006	—	4.66%	4.75 years	48%

Effective with the adoption of SFAS No. 123(R), the Company elected to use the Black-Scholes option pricing model to determine the weighted average fair value of options granted. As the Company’s stock has a limited trading history as of December 31, 2008, the Company determined the volatility for stock options granted in 2008 based on a weighted combination of per share closing prices reported on the Toronto Stock Exchange, and historical and reported data for a peer group of companies that issued options with substantially similar terms.  The expected life of options has been determined utilizing the “simplified” method as prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, “Share-Based Payment”. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS No. 123.  As a result, the Company applied an estimated forfeiture rate of 15% in 2008 and estimated forfeiture rates of between 11% and 13%, during the year ended December 31, 2007 in determining the expense recorded in the accompanying consolidated statements of operations.  The effect on compensation expense for the year ended December 31, 2008 from changes in the forfeiture rate in 2007 of previous years’ stock option grants, resulted in an increase in compensation expense approximately $11,000.

For the years ended December 31, 2008, 2007 and 2006 the Company recorded share-based compensation expense of approximately $1,007,000, $982,000 and $44,000 in connection with share-based payment awards, respectively.  The approximate total share-based compensation expense for the periods presented is included in the following expense categories:

	Years Ended December 31,
	2008	2007	2006
Cost of revenue	$197,000	$103,000	$2,000
Sales and marketing	670,000	753,000	20,000
General and administrative	140,000	126,000	22,000
Total share-based compensation	$1,007,000	$982,000	$44,000

As of December 31, 2008, there was approximately $1,740,000 of unrecognized compensation expense related to share-based awards, including approximately $815,000 related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.26 years, and approximately $925,000 related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 2.21 years. See Note 6 for a summary of the share-based activity under the Company’s stock-based employee compensation plans for the years ended December 31, 2008, 2007 and 2006.

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

For the years ended December 31, 2008 and 2007, options to purchase 1,206,000 and 3,020,000 shares of common stock were granted, respectively, at weighted exercise prices of $0.20 and $1.24, respectively.  The weighted average fair value of the Company’s common stock at option grant date for the years ended December 31, 2008 and 2007 was $0.19 and $1.17, respectively.  Additionally, 793,000 and 1,928,500 shares of restricted stock were granted for the year ended December 31, 2008 and 2007, respectively.

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

The Company accounts for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS No. 123(R) and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services”. The Company granted 455,000 shares of restricted common stock during 2007 to non-employees in consideration for services performed. At the time of the grants, these shares of restricted stock had a fair value of approximately $523,000, based on the fair value of the Company’s common stock at the grant date.  The Company recognized a charge of approximately $35,000 and $488,000 to sales and marketing expense in the statements of operations for the year ended December 31, 2008 and 2007, respectively, related to these grants.

The Company provides the disclosures as required by SFAS No. 148, “Accounting for Stock-Based Compensation and Disclosure, an Amendment of FASB Statement No. 123”.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements,” (SFAS No. 157), which establishes a framework for measuring fair value and expands disclosures about fair value measurements. The FASB partially deferred the effective date of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The effective date for financial assets and liabilities that are recognized on a recurring basis was January 1, 2008. The Company has determined that the adoption of SFAS 157 on January 1, 2008 for financial assets and liabilities did not have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (SFAS 159), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and highlights the effect of a company’s choice to use fair value on its earnings. It also requires a company to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the balance sheet. SFAS 159 was effective for the Company beginning January 1, 2008 and did not have an impact on its consolidated financial statements as the Company did not choose to use the fair value option.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”).  SFAS No. 160 clarifies that a noncontrolling or minority interest in a subsidiary is considered an ownership interest and, accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  The Company adopted SFAS No. 160 on January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”).  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is currently evaluating the impact, if any, SFAS No. 161 will have on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (“the GAAP hierarchy).  This Statement is effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The Company currently adheres to the GAAP hierarchy as presented in SFAS No. 162, and therefore does not expect its adoption will have a material impact on its consolidated results of operations and financial condition.

NOTE 3 — TRADE ACCOUNTS RECEIVABLE, NET

The Company generally does not directly invoice energy suppliers and, therefore, reports a significant portion of its receivables as “unbilled.” Unbilled accounts receivable represents management’s best estimate of energy provided by the energy suppliers to the energy consumers for a specific completed time period at contracted commission rates.

Trade accounts receivable, net consists of the following:
	December 31,
	2008	2007

Unbilled accounts receivable	$1,901,892	$1,619,440
Billed accounts receivable	487,089	263,793
	2,388,981	1,883,233
Allowance for doubtful accounts	(45,388)	(5,000)
Trade accounts receivable, net	$2,343,593	$1,878,233

NOTE 4 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:
	December 31,
	2008	2007

Leasehold improvements	$65,451	$65,451
Equipment	452,312	426,781
Furniture and fixtures	434,147	418,974
	951,910	911,206
Less accumulated depreciation	(464,699)	(315,256)
Property and equipment, net	$487,211	$595,950

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $149,443, $104,834 and $62,156, respectively. Property and equipment purchased under capital lease obligations at December 31, 2008 and 2007 was $189,524 and $271,104, respectively. Accumulated depreciation for property and equipment purchased under capital lease was $133,466 and $182,872 at December 31, 2008 and 2007, respectively.

NOTE 5 — SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

On November 16, 2006, in connection with its initial public offering, the Company amended its Certificate of Incorporation to eliminate all references to the Series A Preferred Stock and authorize 5,000,000 shares of $0.0001 par value undesignated preferred stock.  No shares have been issued as of December 31, 2008 and 2007.

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

The Company had classified the Series A Preferred outside of permanent equity due to its redemption feature being outside the control of the Company. The activity within the Series A Preferred shares and redemption value for the year ended December 31, 2006 is as follows:

	Number of Shares	Redemption Value
Balance, December 31, 2005	10,433,504	$1,501,698
Accretion of stock issuance costs	—	6,299
Conversion of Series A Preferred into common stock	(10,433,504)	(1,507,997)
Balance, December 31, 2006	—	$—

NOTE 6 — COMMON STOCK

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

On November 16, 2006, the Company completed its initial public offering of 27,441,064 shares of common stock at a price of CDN$1.05 (approximately U.S. $0.93) per share. The offering was comprised of 20,000,000 shares sold by the Company for gross proceeds to the Company of CDN$21,000,000 and 7,441,064 shares sold by certain selling stockholders for gross proceeds to such stockholders of approximately CDN$7,800,000. In connection with this offering, the Company amended its Certificate of Incorporation to increase the authorized shares of common stock from 100,000,000 to 150,000,000 shares.  The total number of shares of all classes of stock which the Company has the authority to issue after this amendment is 155,000,000, consisting of 150,000,000 shares of common stock and 5,000,000 shares of undesignated preferred stock.

On December 5, 2006, the Company issued an additional 3,000,000 shares of common stock in accordance with an over-allotment option granted to the underwriters of the initial public offering at a price of CDN$1.05 (approximately U.S. $0.92) per share for gross proceeds to the Company of CDN$3,150,000.  Net proceeds to the Company from the initial public offering and over-allotment option were approximately $17.5 million, after deducting the underwriting discount of $1.3 million and other direct costs of $2.3 million.

As of December 31, 2008, 2007 and 2006, 83,976,845, 82,399,241 and 76,511,741 shares of common stock were issued and outstanding, respectively.

On June 1, 2007, the Company issued 5,375,000 common shares of World Energy in connection with the acquisition of substantially all of the assets of EnergyGateway. The shares were valued at approximately $6,536,000 based on the average closing price on the Toronto Stock Exchange for the two days before and after the announcement date of $1.22 per share. Approximately 2.175 million of the shares that the Company delivered to EnergyGateway in connection with this transaction (or the proceeds upon any sale thereof) were held in escrow to secure various indemnification obligations of EnergyGateway and its members. These shares were released from escrow upon the expiration of indemnification period on November 1, 2008.

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

During the year ended December 31, 2006, the Company and the Board had determined the fair value of the Series A Preferred, the Voting and Non-Voting Common Stock at each issuance of such equity awards. Prior to the consummation of the Company’s initial public offering the fair value of the Voting and Non-Voting Common Stock had been determined by the Board at the measurement date of each of the aforementioned equity awards, based on a variety of different factors including, but not limited to the Company’s financial position and historical financial performance, the status of technological developments within the Company, the composition and ability of the current engineering, operations, and management team, an evaluation and benchmark of the Company’s competition, the current climate in the marketplace, the illiquid nature of the common stock, arms-length sales and anticipated sales of the Company’s capital stock (including preferred stock), the effect of the rights and preferences of preferred shareholders, independent third party appraisals, and the prospects of a liquidity event, among others.

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

In connection with the vesting of restricted stock granted to employees the Company withheld shares with value equivalent to employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities.  The total shares withheld of 130,426 for the year ended December 31, 2008 was based on the value of the restricted stock on their vesting date as determined by the Company’s closing stock price.  Total payment for employees’ tax obligations was approximately $99,000.  These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Common Stock Warrants

At December 31, 2008, the Company had outstanding warrants to purchase 1,329,582 shares of common stock at a weighted average exercise price of $0.80. During 2005, the Company issued warrants to purchase 3,000,000 shares of Voting Common Stock in connection with the subordinated note issued to Massachusetts Capital Resource Company, or MCRC. Of the warrants that were issued in connection with this note, 600,000 were vested upon issuance and the remaining 2,400,000 did not vest and subsequently expired due to the successful consummation of the Company’s initial underwritten public offering of its common stock on November 16, 2006. On December 4, 2006, MCRC exercised its warrant to purchase 600,000 shares of the Company’s common stock at $0.40 in connection with the redemption of the subordinated note by the Company.

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

	Shares	Weighted Average Exercise Price
Warrants outstanding, December 31, 2005	4,321,772	$0.29
Granted	1,150,000	$0.92
Exercised	(1,070,958)	$0.24
Canceled/expired	(2,400,000)	$0.40
Warrants outstanding, December 31, 2006 and 2007	2,000,814	$0.54
Granted	—	$—
Exercised	(671,232)	$0.03
Canceled/expired	—	$—
Warrants outstanding, December 31, 2008	1,329,582	$0.80

The weighed average remaining contractual life of warrants outstanding is 0.4 years and 1.3 years as of December 31, 2008 and 2007, respectively.

Stock Options

The Company has two stock incentive plans: the 2003 Stock Incentive Plan, or the 2003 Plan, and the 2006 Stock Incentive Plan, or the 2006 Plan.  As of December 31, 2008, 3,582,300 shares of common stock representing option grants still outstanding were reserved under the 2003 Plan. No further grants are allowed under the 2003 Plan.  On November 16, 2006, the Company adopted the 2006 Plan and authorized 4,738,161 shares of common stock for grant thereunder.  During the second quarter of 2008, stockholders amended the 2006 Plan to increase the number of shares of common stock covered by the plan by 4,000,000 shares. As of December 31, 2008, 8,738,161 shares of common stock were reserved under the 2006 Plan representing 2,682,250 outstanding stock options, 2,042,000 shares of restricted stock granted and 4,013,911 shares available for grant.  A summary of stock option activity under both plans for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	5,471,700	$0.04
Granted	1,262,000	$0.79
Canceled	(60,000)	$0.38
Exercised	(2,190,671)	$0.03
Outstanding at December 31, 2006	4,483,029	$0.26
Granted	3,020,000	$1.24
Canceled	(687,500)	$0.82
Exercised	(112,500)	$0.03
Outstanding at December 31, 2007	6,703,029	$0.65
Granted	1,206,000	$0.20
Canceled	(1,063,750)	$1.29
Exercised	(580,729)	$0.03
Outstanding at December 31, 2008	6,264,550	$0.51

A summary of options outstanding and options exercisable as of December 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
Range of		Remaining	Aggregate	Number	Remaining	Aggregate
Exercise		Contractual	Intrinsic	Of Shares	Contractual	Intrinsic
Prices	Options	Life	Value	Exercisable	Life	Value
$0.02 - $0.19	2,080,300	1.84 Years	$627,496	2,080,300	1.84 Years	$627,496
$0.20 - $1.12	2,708,000	5.35 Years	189,112	1,041,125	3.94 Years	33,789
$1.13 - $1.34	1,476,250	5.35 Years	—	577,500	5.33 Years	—
	6,264,550	4.18 Years	$816,608	3,698,925	2.98 Years	$661,285

The aggregate intrinsic value in the table above represents the total intrinsic value of our outstanding options and exercisable options as of December 31, 2008. The aggregate intrinsic value of options exercised during the year ended December 31, 2008 was approximately $416,000.  At December 31, 2008, the weighted average exercise price of options outstanding and exercisable was $0.51 and $0.38, respectively.  The weighted average fair value of option grants for the years ended December 31, 2008 and 2007 was $0.12 and $0.58, respectively.

Restricted Stock

A summary of restricted stock activity for the year ended December 31, 2008 is as follows:

	Shares	Weighted Average Grant Price
Outstanding at December 31, 2007	1,448,500	$1.10
Granted	793,000	$0.87
Cancelled	(599,500)	$1.02
Vested	(456,069)	$1.12
Unvested at December 31, 2008	1,185,931	$0.98

There were 11,464,392 shares reserved for issuance under these plans at December 31, 2008.

NOTE 7 — RELATED PARTIES

In 2006, the Company entered into a consulting agreement with a member of the Board to assist the Company with strategic planning. Costs incurred during the year ended December 31, 2007 were approximately $209,000 and were charged to general and administrative expense.  Amounts owed by the Company at December 31, 2007 on behalf of the agreement were $9,700. The agreement expired in 2007 and no amounts were charged to expense during the year ended December 31, 2008 and no amounts were outstanding at December 31, 2008.

NOTE 8 — INCOME TAXES

The components of the net deferred tax asset are as follows:

	December 31,
	2008	2007
Depreciation and amortization	$481,668	$166,694
Commission income	(623,358)	(462,079)
Accruals and reserves	774,629	753,407
Prepaids	(53,594)	(13,428)
Net operating loss carryforwards	6,756,612	4,254,013
	7,335,957	4,698,607
Valuation allowance	(7,335,957)	(4,698,607)
	$—	$—

The provision for income taxes is comprised of the following:

	Years Ended December 31,
	2008	2007	2006
Current income tax expense:
Federal	$—	$—	$—
State	—	—	—
	—	—	—
Deferred income tax expense (benefit):
Federal	—	823,703	(232,091)
State	—	238,017	(72,137)
	—	1,061,720	(304,228)
Total income tax expense (benefit)	$—	$1,061,720	$(304,228)

A reconciliation of the Company’s federal statutory tax rate to its effective rate is as follows:
	Years Ended December 31,
	2008	2007	2006
Income tax at federal statutory rate	(34.0)%	(34.0)%	(34.0)%
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	(6.3)%	(6.3)%	(6.3)%
Permanent differences	0.7%	0.7%	2.1%
Change in valuation allowance	39.6%	53.6%	0.0%
	0.0%	14.0%	(38.1)%

As of December 31, 2008, the Company has federal net operating loss carryforwards of approximately $17,200,000 which begin to expire in 2022, and state net operating loss carryforwards of approximately $14,900,000, which begin to expire in 2009.  A valuation allowance is established, if it is more likely than not, that all or a portion of the deferred tax asset will not be realized.

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Deferred tax assets and liabilities are determined at the end of each period based on the future tax consequences that can be attributed to net operating loss carryforwards, as well as differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax basis. Deferred income tax expense or credits are based on changes in the asset or liability from period to period. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income. In determining the valuation allowance, the Company considers past performance, expected future taxable income, and qualitative factors which are considered to be appropriate in estimating future taxable income. The Company’s forecast of expected future taxable income is for future periods that can be reasonably estimated.  The Company has historically utilized a three year forecasting window to determine its expected future taxable income. As of December 31, 2006, the Company had cumulative net income for the three years then ended and the expected future taxable income anticipated from 2007 through 2009 was deemed adequate on a present value basis to benefit the majority of the Company’s deferred tax assets (primarily net operating loss carryforwards).  During 2007, the Company accelerated its growth in excess of its initial expectations to address the strategic initiatives outlined at the time of our initial public offering.  The Company grew from 20 employees as of December 31, 2006 to 63 as of December 31, 2007, acquired one of its main competitors in the retail energy market, and developed its wholesale and environmental commodity product lines. These initiatives increased the Company’s loss for 2007 resulting in a three-year cumulative loss as of December 31, 2007 and increased its near term operating expenses. A three-year cumulative loss is significant negative evidence in considering whether the deferred tax assets are realizable and generally precludes relying on projections of future taxable income to support the recovery of deferred tax assets. While the Company expects its future income will be adequate on a present value basis to benefit substantially all of its current deferred tax assets, the recent three-year cumulative loss is given more weight than projected future income when determining the need for a valuation.  Therefore, during the fourth quarter of 2007, the Company recorded a full valuation allowance against its deferred tax assets of approximately $4.1 million, and maintains a cumulative valuation allowance of approximately $7.3 million at December 31, 2008.

The amount of the net deferred tax asset considered realizable at December 31, 2008 could be reduced or increased in the near term if estimates of future taxable income during the carryforward period change.

The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by the taxing authorities in accordance with the recognition and measurement standards of FIN 48.  At December 31, 2008, there are no expected material, aggregate tax effect of differences between tax return positions and the benefits recognized in the financial statements.

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

NOTE 9 — COMMITMENTS

Leases

The Company leases certain equipment under capital leases that expire through May 2011 and are collateralized by the related equipment. The Company has accounted for these leases using an incremental borrowing rate of 8%. The Company maintains operating leases for office space in six locations in the United States, paid in installments due the beginning of each month and that expire through July 2012. Future aggregate minimum payments under capital and operating leases as of December 31, 2008 were as follows:

	Capital Leases	Operating Leases
2009	$44,745	$316,582
2010	3,192	164,275
2011	798	142,065
2012	—	42,972
2013	—	—
Total future minimum lease payments	48,735	$665,894
Less: amounts representing interest	(2,513)
Present value of future minimum lease payments	46,222
Less: current portion	42,485
Capital lease obligation, net of current portion	$3,737

The accompanying statement of operations for the years ended December 31, 2008, 2007, and 2006 includes $369,215, $242,813 and $118,902 of rent expense, respectively.

Service Agreement

In 2007, the Company entered into a service agreement with an unrelated party for a hosting environment and dedicated server for the Company’s online energy procurement software. The terms of the agreement requires quarterly and monthly payments amounting to approximately $8,400 per quarter. The agreement expires in May 2009.

NOTE 10 — CREDIT ARRANGEMENT

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

There were no outstanding borrowings from the credit facility at December 31, 2008 and the Company was in compliance with its covenants as of December 31, 2008.

NOTE 11 — ACQUISITION

On June 1, 2007, the Company acquired substantially all of the assets of EnergyGateway for $4,951,758 in cash and 5,375,000 common shares of World Energy plus the assumption of certain liabilities. The shares were valued at approximately $6,536,000 based on the average closing price on the Toronto Stock Exchange for the two days before and after the announcement date of $1.22 per share. Approximately 2.175 million of the shares that the Company delivered to EnergyGateway in connection with this transaction, or their cash value, if liquidated, were being held in escrow for 18 months following the closing of the sale to secure various indemnification obligations of EnergyGateway and its members. The indemnification period was for 18 months and the shares were released from escrow at the end of the indemnification period on November 1, 2008. EnergyGateway, located near Columbus, Ohio, provided on-line energy procurement and value-added energy services to customers in many major industries in the United States and Canada, from large multi-site Fortune 500 industrials to middle market manufacturing and small commercial operations.

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

The Company allocated the purchase price for the acquisition as follows:

Current assets	$247,938
Fixed assets	18,755
Other assets	3,092
Intangible assets:
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

The following unaudited pro forma information assumes that the acquisition of EnergyGateway assets had been completed as of the beginning of 2007:

Year Ended December 31, 2007
Revenues	$10,461,780
Net loss available to common stockholders	$(9,456,685)
Loss per share: Net loss available to common stockholders per share – basic	$(0.12)
Net loss available to common stockholders per share – diluted	$(0.12)

Weighted average number of common and common equivalent shares outstanding – basic	82,017,220
Weighted average number of common and common equivalent shares outstanding – diluted	82,017,220

The pro forma financial information is not necessarily indicative of the results to be expected in the future as a result of the acquisition of EnergyGateway.

NOTE 12 — 401(k) PLAN

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

10	.9++	Contract, dated January 9, 2006, by and between Montgomery County, Maryland and World Energy (incorporated by reference to Exhibit 10.9 to our Registration Statement of Form S-1(File No. 333-136528)).
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

10.12		Escrow Agreement (incorporated by reference to Exhibit 10.12 to our Registration Statement of Form S-1(File No. 333-136528)).
10	.13+	Offer letter agreement, dated October 1, 2003, between World Energy and Philip V. Adams (incorporated by reference to Exhibit 10.13 to our Registration Statement of Form S-1(File No. 333-136528)).
10	.14+	Offer letter agreement, dated April 5, 2006, between World Energy and James Parslow (incorporated by reference to Exhibit 10.14 to our Registration Statement of Form S-1(File No. 333-136528)).
10.15		Lease, dated September 8, 2004, between Sovereign Bank and World Energy (incorporated by reference to Exhibit 10.15 to our Registration Statement of Form S-1(File No. 333-136528)).
10.16		Lease, dated June 21, 2006, between Roosevelt Land, LP and World Energy (incorporated by reference to Exhibit 10.16 to our Registration Statement of Form S-1(File No. 333-136528)).
10.17		Form of Warrant being issued to Underwriters (incorporated by reference to Exhibit 10.17 to our Registration Statement of Form S-1(File No. 333-136528)).
10.18		Form of Registration Rights Agreement with Underwriters (incorporated by reference to Exhibit 10.18 to our Registration Statement of Form S-1(File No. 333-136528)).
10.19		Loan and Security Agreement with Silicon Valley Bank dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed September 8, 2008 (File No. 333-136528)).
21	.1*	List of Subsidiaries
23	.1*	Consent of UHY LLP, Independent Registered Public Accounting Firm
31	.1*	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.
31	.2*	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.
32	.1*	Certification of the Chief Executive Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.
32	.2*	Certification of the Chief Financial Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.
99	.1+	Third Amendment of Consulting Agreement dated October 9, 2007 (incorporated by reference to Exhibit 99.1 to our report on Form 8-K filed October 12, 2007 (File No. 333-136528)).
99	.2+	Second Amendment of Consulting Agreement dated July 5, 2007 (incorporated by reference to Exhibit 99.1 to our report on Form 8-K filed July 5, 2007 (File No. 333-136528)).
99	.3+	Amended Consulting Agreement dated April 5, 2007 (incorporated by reference to Exhibit 99.1 to our report on Form 8-K filed April 9, 2007 (File No. 333-136528)).
99	.4+	Consulting Agreement dated January 10, 2007 (incorporated by reference to Exhibit 99.1 to our report on Form 8-K filed January 11, 2007 (File No. 333-136528)).

*   Filed herewith
+   Indicates a management contract or any compensatory plan, contract or arrangement
++ Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and
      Exchange Commission