Form 10-Q
period 2009-03-31
World Energy Solutions, Inc.
filed 2009-05-07
CIK 1371781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009; or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _______________

Commission file number:  333-136528

World Energy Solutions, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3474959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

446 Main Street
Worcester, Massachusetts 01608
(Address of principal executive offices)

508-459-8100
(Registrant's telephone number)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 1, 2009, the registrant had 8,523,405 shares of common stock outstanding.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$956,606	$1,731,411
Trade accounts receivable, net	2,832,228	2,343,593
Prepaid expenses and other current assets	472,329	431,246
Total current assets	4,261,163	4,506,250
Property and equipment, net	482,110	487,211
Capitalized software, net	591,146	627,275
Intangibles, net	5,623,581	5,949,609
Goodwill	3,178,701	3,178,701
Other assets	27,194	27,594
Total assets	$14,163,895	$14,776,640

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$557,631	$593,553
Accrued commissions	783,271	777,784
Accrued compensation	943,442	1,118,168
Accrued expenses	340,832	355,511
Deferred revenue and customer advances	833,159	876,271
Capital lease obligations	38,672	42,485
Total current liabilities	3,497,007	3,763,772
Capital lease obligations, net of current portion	28,233	3,737
Total liabilities	3,525,240	3,767,509
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 15,000,000 shares authorized; 8,470,196 shares issued and 8,438,291 shares outstanding at March 31, 2009, and 8,410,727 shares issued and 8,397,684 shares outstanding at December 31, 2008	844	840
Additional paid-in capital	31,110,610	30,755,596
Accumulated deficit	(20,313,506)	(19,648,432)
Treasury stock, at cost; 31,905 shares at March 31, 2009 and 13,043 shares at December 31, 2008	(159,293)	(98,873)
Total stockholders’ equity	10,638,655	11,009,131
Total liabilities and stockholders’ equity	$14,163,895	$14,776,640

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue:
Brokerage commissions and transaction fees	$3,693,674	$2,774,055
Management fees	284,105	340,462
Total revenue	3,977,779	3,114,517
Cost of revenue	1,089,952	1,236,053
Gross profit	2,887,827	1,878,464
Operating expenses:
Sales and marketing	2,570,548	2,643,736
General and administrative	981,236	1,420,983
Total operating expenses	3,551,784	4,064,719
Operating loss	(663,957)	(2,186,255)
Interest income (expense), net	(1,117)	26,313
Loss before income taxes	(665,074)	(2,159,942)
Income tax benefit	—	—
Net loss	$(665,074)	$(2,159,942)
Loss per share:
Net loss per common share – basic and diluted	$(0.08)	$(0.26)

Weighted average shares outstanding – basic and diluted	8,419,721	8,251,948

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(665,074)	$(2,159,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	439,076	434,675
Share-based compensation	274,905	235,812
Loss on disposal of property and equipment	954	—
Changes in assets and liabilities:
Trade accounts receivable	(488,635)	(219,498)
Prepaid expenses and other assets	(40,683)	(48,719)
Accounts payable	(35,922)	(390,519)
Accrued commissions	5,487	(65,950)
Accrued compensation	(97,013)	(663,288)
Accrued expenses	(14,679)	94,449
Deferred revenue and customer advances	(43,112)	(15,954)
Net cash used in operating activities	(664,696)	(2,798,934)
Cash flows from investing activities:
Cost incurred in software development	(41,024)	(97,043)
Purchases of property and equipment	(1,432)	(40,704)
Cash received in sale of property and equipment	500	—
Net cash used in investing activities	(41,956)	(137,747)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,400	7,839
Proceeds from exercise of stock warrants	—	2,055
Purchase of treasury stock	(60,420)	—
Principal payments on capital lease obligations	(10,133)	(11,945)
Net cash used in financing activities	(68,153)	(2,051)
Net decrease in cash and cash equivalents	(774,805)	(2,938,732)
Cash and cash equivalents, beginning of period	1,731,411	7,001,884
Cash and cash equivalents, end of period	$956,606	$4,063,152
Non-cash investing and financing activities:
Restricted common stock granted to employees in consideration for services performed	$77,713	$—
Net capital lease obligations entered into during period	$30,816	$—
Supplemental disclosure of cash flow information:
Net cash received (paid) for interest	$(627)	$27,215

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2009

1.  Nature of Business and Basis of Presentation

World Energy Solutions, Inc. (“World Energy” or the “Company”) is an energy and environmental commodities brokerage company that has developed online auction platforms, the World Energy Exchange and the World Green Exchange. On the World Energy Exchange, retail energy consumers (commercial, industrial and government) and wholesale energy participants (utilities, electricity retailers and intermediaries) in the United States are able to negotiate for the purchase or sale of electricity and other energy resources from competing energy suppliers which have agreed to participate on our auction platform. Although the Company’s primary source of revenue is from brokering electricity and natural gas, the Company adapted its World Energy Exchange auction platform to accommodate the brokering of green power in 2003 (i.e., electricity generated by renewable resources), wholesale electricity in 2004 and certain other energy-related products in 2005.  In 2007, the Company created the World Green Exchange based on the World Energy Exchange technology and business process. On the World Green Exchange, buyers and sellers negotiate for the purchase or sale of environmental commodities such as Renewable Energy Certificates, Verified Emissions Reductions, Certified Emissions Reductions and Regional Greenhouse Gas Initiative (“RGGI”) allowances.

On March 27, 2009 the Company filed a previously approved Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to (i) effect a reverse stock split of its outstanding common stock at a ratio of one-for-ten; and (ii) decrease the number of authorized shares of its common stock from 150,000,000 to 15,000,000.  As a result of the reverse stock split, the issued and outstanding shares of common stock were reduced on a basis of one share for every ten shares outstanding. All of the Company’s issued and outstanding common stock, stock options and warrants to purchase common stock and restricted stock for all periods presented have been restated to reflect the reverse stock split.

2.  Interim Financial Statements

The December 31, 2008 condensed balance sheet has been derived from audited financial statements and the accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments consisting of normal recurring adjustments and accruals necessary for the fair presentation of the Company’s financial position as of March 31, 2009, the results of its operations for the three months ended March 31, 2009 and 2008 and its cash flows for the three months ended March 31, 2009 and 2008, respectively. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2009.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

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

In December 2007, the Financial Accounting Standards Board, (“FASB”), issued Statement of Financial Accounting Standards, (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) requires an acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.  The Company has determined that its adoption of SFAS No. 141(R) on January 1, 2009 did not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”).  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company has determined that its adoption of SFAS No. 161 on January 1, 2009 did not have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (“the GAAP hierarchy”).  This Statement is effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The Company currently adheres to the GAAP hierarchy as presented in SFAS No. 162, and therefore does not expect its adoption will have a material impact on its consolidated results of operations and financial condition.

3.  Loss Per Share

As of March 31, 2009 and 2008, the Company only had one issued and outstanding class of stock – common stock.  As a result, the basic loss per share for the three months ended March 31, 2009 and 2008, respectively, is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period.

The computed loss per share does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on loss per share.  As the Company was in a net loss position for the reported periods, all common stock equivalents were anti-dilutive.  Therefore, the weighted average number of basic and diluted voting shares of common stock outstanding at March 31, 2009 and March 31, 2008 were 8,419,721 shares and 8,251,948 shares, respectively.

For the three months ended March 31, 2009, 16,285 and 198,532 weighted average shares issuable relative to common stock warrants and common stock options, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive due to the Company’s net loss position.

For the three months ended March 31, 2008, 75,881, 282,210 and 161,685 weighted average shares issuable relative to common stock warrants, common stock options and restricted stock, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive due to the Company’s net loss position.

At March 31, 2009, 253,200, 77,514 and 115,000 shares issuable relative to common stock options, restricted stock and common stock warrants, respectively, had exercise prices that exceeded the average market price of the Company’s common stock and were excluded from the calculation of diluted shares since the inclusion of such shares would be anti-dilutive.

At March 31, 2008, 160,000 and 115,000 shares issuable relative to common stock options and common stock warrants, respectively, had exercise prices that exceeded the average market price of the Company’s common stock and were excluded from the calculation of diluted shares since the inclusion of such shares would be anti-dilutive.

4.  Concentration of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and trade accounts receivable.  The Company had no significant off-balance sheet risk such as foreign exchange contracts, open contracts, or other foreign hedging arrangements.  The Company places its cash with primarily one institution, which management believes is of high credit quality.  As of March 31, 2009, approximately $500,000 of the Company’s cash and cash equivalents was invested in a highly liquid, U.S. Treasury money market fund.

The Company receives commission payments from energy suppliers based on the energy usage transacted between energy consumers and energy suppliers.  The Company provides credit in the form of both invoiced and unbilled accounts receivable to energy suppliers in the normal course of business.  Collateral is not required for trade accounts receivable, but periodic credit evaluations of energy suppliers are performed.  Management provides for an allowance for doubtful accounts on a specifically identified basis, as well as through historical experience applied to an aging of accounts, if necessary.  Trade accounts receivable are written off when deemed uncollectible.  To date, write-offs have not been material.

The following represents revenue and trade accounts receivable from energy suppliers exceeding 10% of the total in each category:

	Revenue for the three months ended March 31,		Trade Accounts Receivable as of March 31,
Energy Supplier	2009	2008	2009	2008
A	18%	20%	29%	22%
B	7%	8%	10%	12%

In addition to its direct relationship with energy suppliers, the Company also has direct contractual relationships with energy consumers for the online procurement of certain of their energy needs.  These energy consumers are primarily large businesses and government organizations.  For the three months ended March 31, 2009, none of these energy consumers accounted for transactions resulting in over 10% individually.  For the three months ended March 31, 2008, two of these energy consumers accounted for transactions resulting in over 10% individually, and approximately 24% in the aggregate, of the Company’s revenue.

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

Trade accounts receivable, net consists of the following:

	March 31, 2009	December 31, 2008
Unbilled accounts receivable	$2,160,707	$1,901,892
Billed accounts receivable	712,198	487,089
	2,872,905	2,388,981
Allowance for doubtful accounts	(40,677)	(45,388)
Trade accounts receivable, net	$2,832,228	$2,343,593

6.  Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31, 2009	December 31, 2008
Leasehold improvements	$65,451	$65,451
Equipment	443,791	452,312
Furniture and fixtures	435,579	434,147
	944,821	951,910
Less: accumulated depreciation	(462,711)	(464,699)
Property and equipment, net	$482,110	$487,211

Depreciation expense for the three months ended March 31, 2009 and 2008 was $35,895 and $38,445, respectively. Property and equipment purchased under capital lease obligations at March 31, 2009 and December 31, 2008 was $183,131 and $189,524, respectively. Accumulated depreciation for property and equipment purchased under capital lease was $102,683 and $133,466 at March 31, 2009 and December 31, 2008, respectively.

7.  Share-Based Compensation

In accordance with SFAS No. 123(R), “Share-Based Payment”, the Company recognizes the compensation cost of share-based awards on a straight-line basis over the requisite service period of the award.  For the three months ended March 31, 2009, share-based awards consisted of grants of restricted stock and stock options and, for the three months ended March 31, 2008, share-based awards consisted of grants of restricted stock.  The restrictions on the restricted stock lapse over the vesting period.  The vesting period of restricted stock is determined by the Board of Directors, and is generally four years for employees.  The per-share weighted-average fair value of stock options granted during the three months ended March 31, 2009 was $2.32 on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Three-months ended March 31,	Expected Dividend Yield	Risk-Free Interest Rate	Expected Option Life	Expected Volatility
2009	—	1.99%	4.75 years	96%

For the three months ended March 31, 2009 and 2008, the Company recorded share-based compensation expense of approximately $259,000 and $236,000 in connection with share-based payment awards, respectively.  The approximate total share-based compensation expense included in the condensed consolidated statements of operations for the periods presented is included in the following expense categories:

	Three Months Ended March 31,
	2009	2008
Cost of revenue	$50,000	$54,000
Sales and marketing	179,000	130,000
General and administrative	30,000	52,000
Total share-based compensation	$259,000	$236,000

The Company has two stock incentive plans: the 2003 Stock Incentive Plan, or the 2003 Plan, and the 2006 Stock Incentive Plan, or the 2006 Plan.  As of March 31, 2009, 357,231 shares of common stock were reserved under the 2003 Plan. No further grants are allowed under the 2003 Plan.  As of March 31, 2009, 729,733 shares of common stock were reserved under the 2006 Plan representing 282,800 outstanding stock options, 79,014 shares of restricted stock outstanding and 367,919 shares available for grant.  A summary of stock option activity under both plans for the three months ended March 31, 2009 is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2008	626,456	$5.08
Granted	17,200	$3.20
Cancelled	(2,625)	$11.30
Exercised	(1,000)	$2.40
Outstanding at March 31, 2009	640,031	$5.01

A summary of restricted stock activity under the 2006 Plan for the three months ended March 31, 2009 is as follows:

	Shares	Weighted Average Grant Price
Outstanding at December 31, 2008	118,603	$9.76
Granted	28,288	$3.37
Cancelled	(9,400)	$10.20
Vested	(58,477)	$6.02
Outstanding at March 31, 2009	79,014	$10.18

In December 2008, certain members of the senior management team agreed to receive shares of Company common stock in lieu of cash related to the 2008 annual incentive bonus plan. In addition, certain members of the Board of Directors agreed to receive shares of Company common stock in lieu of approximately $16,000 in cash related to amounts due under the 2009 Directors’ compensation plan. Included in shares granted and in shares vested above is 27,788 shares of common stock issued to employees and non-employee Directors related to these arrangements. The amounts related to director fees are included in share-based compensation within the cash flow statement for the three months ended March 31, 2009.

A summary of common stock options outstanding and common stock options exercisable as of March 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
Range of		Remaining	Aggregate	Number	Remaining	Aggregate
Exercise		Contractual	Intrinsic	Of Shares	Contractual	Intrinsic
Prices	Options	Life	Value	Exercisable	Life	Value
$0.20 - $1.99	208,030	1.59 Years	$600,047	208,030	1.59 Years	$600,046
$2.00 - $3.80	212,800	5.52 Years	166,923	66,250	3.28 Years	29,928
$3.81 - $11.29	74,201	4.33 Years	—	46,376	4.33 Years	—
$11.30 - $13.40	145,000	5.11 Years	—	64,189	5.11 Years	—
	640,031	4.01 Years	$766,970	384,845	2.80 Years	$629,974

The aggregate intrinsic value of options exercised during the three months ended March 31, 2009 was approximately $1,000.  At March 31, 2009, the weighted average exercise price of common stock options outstanding and exercisable was $5.01 and $4.00, respectively.

8.  Credit Arrangement

On September 8, 2008, the Company and its wholly-owned subsidiary, World Energy Securities Corp., entered into a Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank (“SVB”). Under the Agreement, SVB has committed to make advances to the Company in an aggregate amount of up to $3,000,000, subject to availability against certain eligible account receivables, eligible retail backlog and maintenance of financial covenants. The credit facility bears interest at a floating rate per annum based on SVB’s prime rate plus three-quarters of one percentage point (0.75%) on advances made against eligible accounts receivable and prime plus one-and-one-half of one percentage point (1.5%) on advances made against eligible retail backlog. These interest rates are subject to change based on the Company's maintenance of an adjusted quick ratio of one-to-one. All unpaid principal and accrued interest is due on September 7, 2009 (the “Maturity Date”). Until the Maturity Date, the Company is only required to pay interest, with each such payment due in arrears on the last calendar day of each month.

There were no outstanding borrowings from the credit facility at March 31, 2009 and the Company was in compliance with its covenants as of March 31, 2009.

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

Overview

World Energy is an energy and environmental commodities brokerage company that has developed online auction platforms, the World Energy Exchange and the World Green Exchange. On the World Energy Exchange, retail energy consumers (commercial, industrial and governmental) and wholesale energy participants (utilities, electricity retailers, and intermediaries) in the United States are able to negotiate for the purchase or sale of electricity and other energy resources from competing energy suppliers which have agreed to participate on our auction platform. The World Energy Exchange is supplemented with information about market rules, pricing trends, energy consumer usage and load profiles. Our procurement staff uses this auction platform to conduct auctions, analyze results, guide energy consumers through contracting, and track their contracts, sites, accounts and usage history. Although our primary source of revenue is from brokering electricity and natural gas, we adapted our World Energy Exchange auction platform to accommodate the brokering of green power in 2003 (i.e. electricity generated by renewable resources), wholesale electricity in 2004 and certain other energy-related products in 2005.  In 2007, we created the World Green Exchange based on the World Energy Exchange technology and business process.  On the World Green Exchange, buyers and sellers negotiate for the purchase or sale of environmental commodities such as Renewable Energy Certificates, Verified Emissions Reductions, Certified Emissions Reductions and Regional Greenhouse Gas Initiative allowances.

On March 27, 2009 we filed a previously approved Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to (i) effect a reverse stock split of our outstanding common stock at a ratio of one-for-ten; and (ii) decrease the number of authorized shares of our common stock from 150,000,000 to 15,000,000.  As a result of the reverse stock split, the issued and outstanding shares of common stock were reduced on a basis of one share for every ten shares outstanding. All of our issued and outstanding common stock, stock options and warrants to purchase common stock and restricted stock for all periods presented have been restated to reflect the reverse stock split.

On June 1, 2007, we acquired substantially all of the assets of EG Partners, LLC, formerly known as EnergyGateway LLC (EnergyGateway) for $4,951,758 in cash and 537,500 shares of our common stock (adjusted for the ten-for-one split) plus the assumption of certain liabilities.  The EnergyGateway operations are included in our financial statements from June 1, 2007. EnergyGateway provided online energy procurement and value-added energy services to customers in many major industries in the U.S. and Canada, from large multi-site Fortune 500 industrials to middle-market manufacturing and small commercial operations.

Since our initial public offering (“IPO”) in November 2006, we significantly grew the Company from 20 employees to a high of 66 during the second quarter of 2008, and then engaged in an integration process that has us at 58 employees as of March 31, 2009. This planned investment has allowed us to pursue our strategic initiatives as outlined in our IPO growing our revenue by over 200% since the fourth quarter of 2006. The majority of our infrastructure investment was made during the first nine months of 2007 and our fixed operating costs have declined since mid-2008 as our integration efforts were implemented, creating operating efficiency. We believe that our fixed operating cost structure will remain at current levels in the short-term. However, a portion of our operating costs, including channel partner and internal commission structures, are variable in nature and will increase as revenue levels increase. While we do expect there will be changes within our workforce in the future, we believe that we have the necessary resources to pursue our strategic initiatives.

Calendar year 2008 saw dramatic swings in commodity prices as well as a sharp contraction in the general economy in the last quarter. Beginning in the latter half of the first quarter of 2008 and continuing into the early part of the third quarter of 2008, there was a sharp rise in electricity and natural gas prices, and the third and fourth quarters saw a reversal of this trend as commodity prices fell as sharply as they rose.  For our business, we saw some customers in our wholesale and retail product lines delay their energy procurement decisions when prices rose, and then saw them return to the market when prices fell.  We believe this pricing environment contributed to an increase in procurement activity in both the retail and wholesale product lines in the first quarter of 2009 as compared to the first quarter of 2008.

U.S. and global economic conditions worsened significantly in the last quarter of 2008. The stress caused to international credit markets, initially driven in large part by the devaluation of risky U.S. subprime debt, led to a dramatic tightening in liquidity. The U.S. government has responded with several initiatives to alleviate the strain on the financial markets. While these programs have had some positive effects on financial systems, credit remains tight and economic conditions in the U.S. and globally have continued to deteriorate. As a result of the decline in economic output, energy demand in many regions is lower, which could lead to reduced sales and lower margins. While we did experience a slight decline in energy usage during the fourth quarter of 2008 and the first quarter of 2009, energy demand was still within our long-term historical trends and did not have a material impact on our operations.

Operations

Revenue

Retail Electricity Transactions

We receive a monthly commission on energy sales contracted through our online auction platform from each energy supplier based on the energy usage generated and transacted between the energy supplier and energy consumer. Our commissions are not based on the retail price for electricity; rather on the amount of energy consumed.  Commissions are based on the energy usage generated and transacted between the energy supplier and energy consumer multiplied by our contractual commission rate. Our contractual commission rate is negotiated with the energy consumer on a procurement-by-procurement basis based on energy consumer specific circumstances, including size of auction, internal effort required to organize and run the respective auction and competitive factors, among others. Once the contractual commission is agreed to with the energy consumer, all energy suppliers participating in the auction agree to that rate. That commission rate remains fixed for the duration of the contractual term regardless of energy usage. Energy consumers provide us with a letter of authority to request their usage history from the local utility. We then use this data to compile a usage profile for that energy consumer that will become the basis for the auction. This data may also be used to estimate revenue on a going forward basis, as noted below.

Historically, our revenue and operating results have varied from quarter-to-quarter and are expected to continue to fluctuate in the future. These fluctuations are primarily due to energy usage, particularly electricity, having higher demand in our second and third quarters and lower demand during our fourth and first quarters. In addition, the activity levels on the World Energy Exchange can fluctuate due to a number of factors, including market prices, weather conditions, energy consumers’ credit ratings, the ability of suppliers to obtain financing in credit markets, and economic and geopolitical events. To the extent these factors affect the purchasing decisions of energy consumers our future results of operations may be affected.

Contracts between energy suppliers and energy consumers are signed for a variety of term lengths, with a one year contract term being typical for commercial and industrial energy consumers, and government contracts typically having two to three year terms. As a result of recent commodity price fluctuations, where prices increased sharply in the first half of 2008 and then fell dramatically in the second half of 2008 and into 2009, we have seen our customers take advantage of what they perceive as low prices and contract for multiple year terms.  In this period we saw customers in some cases contract for four, five and even six year terms.  Our revenue has grown over the last three years through new participants utilizing our World Energy Exchange as well as energy consumers increasing the size or frequency of their transactions on our exchange platform.

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

Retail Natural Gas Transactions

There are two primary fee components to our retail natural gas services - transaction fees and management fees.  Transaction fees are billed to and paid by the energy supplier awarded business on the platform.  Transaction fees for natural gas and electricity awards are established prior to award and are the same for each supplier.  For the majority of our natural gas transactions, we bill the supplier upon the conclusion of the transaction based on the estimated energy volume transacted for the entire award term multiplied by the transaction fee. As with electricity transactions described above, the favorable pricing environment saw certain gas customers also purchase for multiple year terms. Management fees are paid by our energy consumers and are generally billed on a monthly basis for services rendered based on terms and conditions included in contractual arrangements. While substantially all of our retail natural gas transactions are accounted for in accordance with this policy, a certain percentage is accounted for as the natural gas is consumed by the customer and recognized as revenue in accordance with the retail electricity transaction revenue recognition methodology described above.

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

Income tax provision

We did not record an income tax benefit for the three months ended March 31, 2009 and 2008 as we provided a full valuation allowance against our deferred tax assets due to uncertainty regarding the realization of those deferred tax assets, primarily net operating loss carryforwards, in the future.

Results of Operations

The following table sets forth certain items as a percent of revenue for the periods presented:

	For the Three Months Ended March 31,
	2009	2008
Revenue	100%	100%
Cost of revenue	27	40
Gross profit	73	60
Operating expenses:
Sales and marketing	65	85
General and administrative	25	45
Operating loss	(17)	(70)
Interest income, net	—	1
Income tax benefit	—	—
Net loss	(17)%	(69)%

Comparison of the Three Months Ended March 31, 2009 and 2008

Revenue
	For the Three Months Ended March 31,
	2009	2008	Increase
Revenue	$3,977,779	$3,114,517	$863,262	28%

Revenue increased 28% primarily due to increased auction activity in all of our product lines and new customer wins.  The revenue increase reflects increased activity in our retail business including strong bookings generated by our post and respond product offering and an increase to 66 channel partners as of March 31, 2009 from 46 as of March 31, 2008. Of those channel partners, 32 had contributed to our revenue by brokering transactions over the exchange in 2009 as compared to 26 during 2008.  In addition, our wholesale customer base grew to 42 in 2009 from 20 in 2008. The first quarter of 2009 also reflected our success in the environmental commodities product line including the completion of third quarterly auction for RGGI.  Partially offsetting these increases was a 17% decrease in management fee revenue resulting from the transitioning of the former EnergyGateway business to a performance-based, transaction fee model.

Cost of revenue
	For the Three Months March 31,
	2009		2008
	$	% of Revenue	$	% of Revenue	Decrease
Cost of revenue	$1,089,952	27%	$1,236,053	40%	$(146,101)	(12)%

The 12% decrease in cost of revenue related to the three month period March 31, 2009 as compared to the same period in 2008 was substantially due to decreases in payroll and, to a lesser extent, travel costs. Cost of revenue as a percent of revenue decreased 13% due to the 28% increase in revenue and the cost decreases noted above.

Operating expenses
	For the Three Months Ended March 31,
	2009		2008
	$	% of Revenue	$	% of Revenue	Decrease
Sales and marketing	$2,570,548	65%	$2,643,736	85%	$	(73,188)	(3)%
General and administrative	981,236	25%	1,420,983	45%		(439,747)	(31)%
Total operating expenses	$3,551,784	90%	$4,064,719	130%		$(512,935)	(13)%

The 3% decrease in sales and marketing expense for the three month period ended March 31, 2009 as compared to the same period in 2008 primarily reflects general decreases in salary and travel costs, partially offset by increases in third party commissions and marketing efforts. Sales and marketing expense as a percentage of revenue decreased 20% due to the 28% increase in revenue and, to a lesser extent, the net cost decreases noted above.

The 31% decrease in general and administrative expenses related to the three month period ended March 31, 2009 as compared to the same period in 2008 was primarily due to decreases in payroll and compliance related costs.  General and administrative expenses as a percent of revenue decreased 20% substantially due to the cost decreases noted above and the 28% increase in revenue.

Interest income (expense), net

Interest expense, net was approximately $1,000 for the three month period ended March 31, 2009, and interest income, net was approximately $26,000 for the same period in 2008.  The decrease in interest income was primarily due to a lower average cash balance in 2009 as compared to 2008, as we utilized the proceeds from our initial public offering to pursue our strategic initiatives.

Income tax provision

We did not record an income tax benefit in either 2009 or 2008 as we provided a full valuation allowance against our deferred tax assets due to uncertainty regarding the realization of those deferred tax assets, primarily net operating loss carryforwards, in the future.

Net loss

We reported a net loss for the three months ended March 31, 2009 of approximately $0.7 million as compared to a net loss of approximately $2.2 million for the three months ended March 31, 2008. The decrease in net loss is primarily due to the 28% increase in revenue and, to a lesser extent, an overall decrease in cost of revenue and operating expenses.

Liquidity and Capital Resources

At March 31, 2009, we had no commitments for material capital expenditures. We have identified and executed against a number of strategic initiatives that we believe are key components of our future growth, including: expanding our community of channel partners, energy consumers and energy suppliers on our exchanges; strengthening and extending our long-term relationships with government agencies; entering into other energy-related markets including wholesale transactions with utilities and the emerging environmental credit markets; making strategic acquisitions and growing our sales force.  As of March 31, 2009, our workforce numbered 58 reflecting a decrease of four from the 62 we employed at March 31, 2008. At March 31, 2009, we had 24 professionals in our sales and marketing and account management groups, 25 in our supply desk group and 9 in our general and administrative group.  While we will hire additional professionals as the need and/or opportunity arises, we believe that in the short-term our operating costs will remain at current levels.

Comparison of March 31, 2009 to December 31, 2008
	March 31, 2009	December 31, 2008	Increase/(Decrease)
Cash and cash equivalents	$956,606	$1,731,411	$(774,805)	(45)%
Trade accounts receivable	2,832,228	2,343,593	488,635	21
Days sales outstanding	62	62	–	–
Working capital	764,156	742,478	21,678	3
Stockholders’ equity	10,638,655	11,009,131	(370,476)	(3)

Cash and cash equivalents decreased 45%, primarily due to an increase in trade accounts receivable, decreases in current liabilities and the net loss for the three months ended March 31, 2009. Trade accounts receivable increased 21% as revenue for the first quarter of 2009 was 21% greater than revenue for the fourth quarter of 2008. Days sales outstanding (representing account receivable outstanding at March 31, 2009 divided by the average sales per day during the current quarter, adjusted for deferred revenue of approximately $95,000) remained flat at 62 days.  Revenue from our energy suppliers representing greater than 10% of our revenue decreased to 18% from one energy supplier during the first quarter of 2009, from 20% from the same energy supplier during the first quarter of 2008.

Working capital (consisting of current assets less current liabilities) increased 3%, primarily due to a $0.5 million increase in trade accounts receivable and a $0.3 million decrease in current liabilities. These increases to working capital were substantially offset by the $0.8 million decrease in cash and cash equivalents discussed above. Stockholders’ equity decreased 3% primarily due to the net loss for the first three months of 2009, partially offset by share-based compensation.

Cash used in operating activities for the three months ended March 31, 2009 was approximately $0.7 million due primarily to increases in trade accounts receivable and decreases in current liabilities. Non-cash expense items including depreciation, amortization and share-based compensation were greater than the net loss for the period. Cash used in operating activities for the three months ended March 31, 2008 was approximately $2.8 million due primarily to the net losses, increases in trade accounts receivable and decreases in current liabilities. Cash used in investing and financing activities for the three months ended March 31, 2009 was approximately $100,000 primarily due to purchases of our common stock in connection with the vesting of restricted stock granted to employees and costs incurred in software development. Cash used in investing and financing activities for the three months ended March 31, 2008 was approximately $140,000, primarily due to costs incurred in software development and purchases of property and equipment.

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

We have incurred $20.3 million of cumulative operating losses to date. For the three months ended March 31, 2009, we incurred net losses of $0.7 million and generated negative cash flow of $0.8 million. The cash decrease was due to a $0.5 million increase in our trade accounts receivable and a net decrease of $0.2 million in current liabilities. The increase in accounts receivable was due the increase in revenue in the first quarter of 2009 versus the fourth quarter of 2008. The decrease in current liabilities was due to seasonal working capital adjustments. Non-cash expense items including depreciation, amortization and share-based compensation were greater than the net loss for the first quarter. Excluding the effects of the accounts receivable increase and current liability decrease, negative cash flow for the quarter would have been $0.1 million, which was primarily due to costs incurred in software development and purchase of common stock in connection with the vesting of restricted stock.

We have historically funded our operations with cash flow from operations and the issuance of various debt and equity instruments. We have approximately $1.0 million of cash and cash equivalents and no bank debt as of March 31, 2009.  We expect to continue to fund our operations from existing cash resources, operating cash flow and, when required, the issuance of various debt and equity instruments. That notwithstanding, we believe that our current financial resources are adequate to fund our ongoing operations and pursue our strategic initiatives. Management anticipates the Company will reach cash flow positive and improve its liquidity through continued growth. We have consistently decreased our quarterly operating loss and cash usage during 2009 and 2008. While we experienced cash usage due to certain working capital increases in the first quarter, we have reduced our negative operating cash flow substantially. To the extent our revenue growth does not meet our anticipated targets, we will adjust our cost structure as deemed appropriate. However no assurance can be given that management’s actions will result in profitable operations or positive cash flow.

On September 8, 2008, we entered into a Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank (SVB). Under the Agreement, SVB has committed to make advances to us in an aggregate amount of up to $3,000,000, subject to availability against certain eligible account receivables, eligible retail backlog and maintenance of financial covenants. The credit facility bears interest at a floating rate per annum based on SVB’s prime rate plus three-quarters of one percentage point (0.75%) on advances made against eligible accounts receivable and prime plus one-and-one-half of one percentage point (1.5%) on advances made against eligible retail backlog. These interest rates are subject to change based on our maintenance of an adjusted quick ratio of one-to-one. All unpaid principal and accrued interest is due on September 7, 2009 (“Maturity Date”). Until the Maturity Date, we are only required to pay interest, with each such payment due in arrears on the last calendar day of each month.

There were no outstanding borrowings from the credit facility and we were in compliance with our bank covenants as of March 31, 2009.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

The most judgmental estimates affecting our consolidated financial statements are those relating to revenue recognition and the estimate of actual energy purchased from the energy supplier and end user, or energy consumer, of such energy; software development costs; the fair value of our equity securities prior to our initial public offering when there was no ready market for the purchase and sale of these shares; the valuation of intangible assets and goodwill; impairment of long-lived assets; and estimates of future taxable income as it relates to the realization of our net deferred tax assets. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Refer to Note 2 of our consolidated financial statements within our Annual Report on Form 10-K as filed on March 3, 2009 for a description of our accounting policies.

Revenue Recognition

Retail Electricity Transactions

We receive a monthly commission on energy sales contracted through our online auction platform from each energy supplier based on the energy usage generated and transacted between the energy supplier and energy consumer. Our commissions are not based on the retail price for electricity; rather on the amount of energy consumed. Commissions are based on the energy usage generated and transacted between the energy supplier and energy consumer multiplied by our contractual commission rate. Revenue from commissions is recognized as earned on a monthly basis over the life of each contract as energy is consumed, provided there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, has been successfully demonstrated.

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

Revenue Estimation

Our estimates in relation to revenue recognition affect revenue and sales and marketing expense as reflected on our statements of operations, and trade accounts receivable and accrued commissions accounts as reflected on our balance sheets. For any quarterly reporting period, we may not have actual usage data for certain energy suppliers and will need to estimate revenue. We record revenue based on the energy consumers’ historical usage profile. At the end of each reporting period, we adjust historical revenue to reflect actual usage for the period and estimate usage where actual usage is not available. For the three months ended March 31, 2009, we estimated usage for approximately 21% of our revenue resulting in a negative 0.6%, or approximately $26,000, adjustment to reduce revenue. This decrease in revenue resulted in an approximate $7,000 decrease in sales and marketing expense related to third party commission expense associated with those revenues. Corresponding adjustments were made to trade accounts receivable and accrued commissions, respectively. A 1% difference between this estimate and actual usage would have an approximate $8,000 effect on our revenue for the three months ended March 31, 2009.

Software Development

Certain acquired software and significant enhancements to our software are recorded in accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use”. Accordingly, internally developed software costs of approximately $41,000 and $97,000 related to implementation, coding and configuration have been capitalized during the three months ended March 31, 2009 and 2008, respectively.  We amortize internally developed and purchased software over the estimated useful life of the software (generally three years).  During the three months ended March 31, 2009 and 2008, approximately $77,000 and $50,000 were amortized to cost of revenues, respectively.  Accumulated amortization was approximately $589,000 and $512,000 at March 31, 2009 and December 31, 2008, respectively.

Our estimates for capitalization of software development costs affect cost of revenue and capitalized software as reflected on our consolidated statements of operations and on our consolidated balance sheets. During the three months ended March 31, 2009, capitalized software costs were 0.3% of our total assets and amortization expense was approximately 7.1% of cost of revenue. To the extent the carrying amount of the capitalized software costs may not be fully recoverable or that the useful lives of those assets are no longer appropriate, we may need to record an impairment (non-cash) charge and write-off a portion or all of the capitalized software balance on the balance sheet.

Goodwill

We use assumptions in establishing the carrying value and fair value of our goodwill.  Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired businesses.  We account for goodwill that results from acquired businesses in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  Under SFAS No. 142, goodwill and intangible assets having indefinite lives are not amortized but instead are assigned to reporting units and tested for impairment annually or more frequently if changes in circumstances or the occurrence of events indicate possible impairment.

Pursuant to SFAS No. 142, we perform an annual impairment review during the fourth fiscal quarter of each year, or earlier, if indicators of potential impairment exist. The impairment test for goodwill is a two-step process.  Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit.  If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit with the carrying amount of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill will be recorded as an impairment loss.  We performed our annual impairment analysis in December 2008 and determined that no impairment of our goodwill or intangible assets existed.

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

Our estimates in relation to income taxes affect income tax benefit and deferred tax assets as reflected on our statements of operations and balance sheets, respectively. The deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized in the near term.  As of March 31, 2009, we had deferred tax assets of approximately $7.6 million against which a full valuation allowance has been established. To the extent we determine that it is more likely than not that we will recover all of our deferred tax assets, it could result in an approximate $7.6 million non-cash tax benefit.

Share-Based Compensation

In accordance with SFAS No. 123(R) “Share-Based Payment”, we recognize the compensation cost of share-based awards on a straight-line basis over the requisite service period of the award. For the three months ended March 31, 2009, share-based awards consisted of grants of restricted stock and stock options and, for the three months ended March 31, 2008, share-based awards consisted of grants of restricted stock. The restrictions on the restricted stock lapse over the vesting period. The vesting period of restricted stock is determined by our Board of Directors, and is generally four years for employees. The per-share weighted-average fair value of stock options granted during the three months ended March 31, 2009 was $2.32 on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Three-months ended March 31,	Expected Dividend Yield	Risk Interest Rate	Expected Option Life	Expected Volatility
2009	—	1.99%	4.75 years	96%

We have two stock incentive plans: the 2003 Stock Incentive Plan, or the 2003 Plan, and the 2006 Stock Incentive Plan, or the 2006 Plan.  As of March 31, 2009, 357,231 shares of common stock were reserved under the 2003 Plan. No further grants are allowed under the 2003 Plan.  As of March 31, 2009, 729,733 shares of common stock were reserved under the 2006 Plan representing 282,800 outstanding stock options, 79,014 shares of restricted stock outstanding and 367,919 shares available for grant.

Stock Options

A summary of stock option activity under both plans for the three months ended March 31, 2009 is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2008	626,456	$5.08
Granted	17,200	$3.20
Cancelled	(2,625)	$11.30
Exercised	(1,000)	$2.40
Outstanding at March 31, 2009	640,031	$5.01

A summary of common stock options outstanding and common stock options exercisable as of March 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
Range of		Remaining	Aggregate	Number	Remaining	Aggregate
Exercise		Contractual	Intrinsic	Of Shares	Contractual	Intrinsic
Prices	Options	Life	Value	Exercisable	Life	Value
$0.20 - $1.99	208,030	1.59 Years	$600,047	208,030	1.59 Years	$600,046
$2.00 - $3.80	212,800	5.52 Years	166,923	66,250	3.28 Years	29,928
$3.81 - $11.29	74,201	4.33 Years	—	46,376	4.33 Years	—
$11.30 - $13.40	145,000	5.11 Years	—	64,189	5.11 Years	—
	640,031	4.01 Years	$766,970	384,845	2.80 Years	$629,974

The aggregate intrinsic value of options exercised during the three months ended March 31, 2009 was approximately $1,000.  At March 31, 2009, the weighted average exercise price of common stock options outstanding and exercisable was $5.01 and $4.00, respectively.

Restricted Stock

A summary of restricted stock activity under the 2006 Plan for the three months ended March 31, 2009 is as follows:

	Shares	Weighted Average Grant Price
Outstanding at December 31, 2008	118,603	$9.76
Granted	28,288	$3.37
Cancelled	(9,400)	$10.20
Vested	(58,477)	$6.02
Outstanding at March 31, 2009	79,014	$10.18

In December 2008, certain members of the senior management team agreed to receive shares of Company common stock in lieu of cash related to the 2008 annual incentive bonus plan. In addition, certain members of the Board of Directors agreed to receive shares of Company common stock in lieu of approximately $16,000 in cash related to amounts due under the 2009 Directors’ compensation plan. Included in shares granted and in shares vested above is 27,788 shares of common stock issued to employees and non-employee Directors related to these arrangements. The amounts related to director fees are included in share-based compensation within the cash flow statement for the three months ended March 31, 2009.

There were 729,733 shares reserved for issuance under these plans at March 31, 2009.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009.  In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2009, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the first fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of March 31, 2009, we have used approximately $17 million of the net proceeds of the initial public offering to redeem our long-term debt, to acquire the assets of Energy Gateway, for working capital and to fund operations.  The remaining net proceeds of the initial public offering are invested in short-term, highly liquid money market accounts with an original maturity of 90 days or less.  There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

In connection with the vesting of restricted stock granted to employees, we withheld shares with value equivalent to employees’ minimum statutory obligations for the applicable income and other employment taxes.  A summary of the shares withheld to satisfy employee tax withholding obligations is as follows:

			Total Number of	Maximum
	Total		Shares Purchased	Number of Shares
	Number of	Average	As Part of Publicly	That May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under
Period	Purchased	Per Share	Or Programs	The Plan
1/01/09 – 1/31/09	10,309	$3.38	—	—
2/01/09 – 2/28/09	—	$—	—	—
3/01/09 – 3/31/09	8,553	$2.99	—	—
Total	18,862	$3.20	—	—

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

World Energy Solutions, Inc.

Dated: May 7, 2009	By:	/s/ Richard Domaleski
Richard Domaleski
Chief Executive Officer

Dated: May 7, 2009	By:	/s/ James Parslow
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