Form 10-Q
period 2009-06-30
World Energy Solutions, Inc.
filed 2009-08-06
CIK 1371781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009; or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________ to ______________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 1, 2009, the registrant had 8,513,344 shares of common stock outstanding.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$756,295	$1,731,411
Trade accounts receivable, net	2,977,238	2,343,593
Prepaid expenses and other current assets	295,969	431,246
Total current assets	4,029,502	4,506,250
Property and equipment, net	444,131	487,211
Capitalized software, net	511,518	627,275
Intangibles, net	5,312,553	5,949,609
Goodwill	3,178,701	3,178,701
Other assets	27,194	27,594

Total assets	$13,503,599	$14,776,640

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$542,434	$593,553
Accrued commissions	893,140	777,784
Accrued compensation	1,047,829	1,118,168
Accrued expenses	313,256	355,511
Deferred revenue and customer advances	701,078	876,271
Capital lease obligations	31,324	42,485
Total current liabilities	3,529,061	3,763,772
Capital lease obligations, net of current portion	24,222	3,737
Total liabilities	3,553,283	3,767,509
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 15,000,000 shares authorized; 8,490,432 shares issued and 8,454,758 shares outstanding at June 30, 2009, and 8,410,727 shares issued and 8,397,684 shares outstanding at December 31, 2008	845	840
Additional paid-in capital	31,239,433	30,755,596
Accumulated deficit	(21,108,610)	(19,648,432)
Treasury stock, at cost; 35,674 shares at June 30, 2009 and 13,043 shares at December 31, 2008	(181,352)	(98,873)
Total stockholders’ equity	9,950,316	11,009,131
Total liabilities and stockholders’ equity	$13,503,599	$14,776,640

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Brokerage commissions and transaction fees	$3,406,547	$2,426,085	$7,100,221	$5,200,140
Management fees	275,929	334,610	560,034	675,072
Total revenue	3,682,476	2,760,695	7,660,255	5,875,212
Cost of revenue	984,896	1,276,859	2,074,848	2,512,912
Gross profit	2,697,580	1,483,836	5,585,407	3,362,300
Operating expenses:
Sales and marketing	2,662,921	2,770,924	5,233,469	5,414,660
General and administrative	827,719	1,100,642	1,808,955	2,521,625
Total costs and expenses	3,490,640	3,871,566	7,042,424	7,936,285
Operating loss	(793,060)	(2,387,730)	(1,457,017)	(4,573,985)
Interest income (expense), net	(2,044)	7,413	(3,161)	33,726
Loss before income taxes	(795,104)	(2,380,317)	(1,460,178)	(4,540,259)
Income tax benefit	—	—	—	—
Net loss	$(795,104)	$(2,380,317)	$(1,460,178)	$(4,540,259)
Loss per share:
Net loss per common share – basic and diluted	$(0.09)	$(0.29)	$(0.17)	$(0.55)
Weighted average shares outstanding – basic and diluted	8,446,999	8,288,673	8,433,436	8,270,310

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,460,178)	$(4,540,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	867,061	870,409
Share-based compensation	395,280	502,641
Loss on disposal of property and equipment	1,604	—
Changes in assets and liabilities:
Trade accounts receivable	(633,645)	(395,873)
Prepaid expenses and other assets	135,677	(40,563)
Accounts payable	(51,119)	(386,941)
Accrued commissions	115,356	(89,069)
Accrued compensation	7,374	(404,466)
Accrued expenses	(42,255)	98,303
Deferred revenue and customer advances	(175,193)	(8,205)
Net cash used in operating activities	(840,038)	(4,394,023)
Cash flows from investing activities:
Cost incurred in software development	(41,024)	(205,057)
Purchases of property and equipment	(1,432)	(40,704)
Cash received in sale of property and equipment	500	—
Net cash used in investing activities	(41,956)	(245,761)
Cash flows from financing activities:
Proceeds from exercise of stock options	10,849	10,339
Proceeds from exercise of stock warrants	—	6,986
Purchase of treasury stock	(82,479)	(66,490)
Principal payments on capital lease obligations	(21,492)	(21,638)
Net cash used in financing activities	(93,122)	(70,803)
Net decrease in cash and cash equivalents	(975,116)	(4,710,587)
Cash and cash equivalents, beginning of period	1,731,411	7,001,884
Cash and cash equivalents, end of period	$756,295	$2,291,297
Non-cash investing and financing activities:
Restricted common stock granted to employees in consideration for services performed	$77,713	$—
Net capital lease obligations entered into during period	$30,816	$—
Supplemental disclosure of cash flow information:
Net cash received (paid) for interest	$(2,671)	$37,803

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2009

1.             Nature of Business and Basis of Presentation

World Energy Solutions, Inc. (“World Energy” or the “Company”) is an energy and environmental commodities brokerage company that has developed two online auction platforms, the World Energy Exchange and the World Green Exchange. On the World Energy Exchange, retail energy consumers (commercial, industrial and government) and wholesale energy participants (utilities, electricity retailers and intermediaries) in the United States are able to negotiate for the purchase or sale of electricity and other energy resources from competing energy suppliers which have agreed to participate on the Company’s auction platform. Although the Company’s primary source of revenue is from brokering electricity and natural gas, the Company adapted its World Energy Exchange auction platform to accommodate the brokering of green power in 2003 (i.e., electricity generated by renewable resources), wholesale electricity in 2004 and certain other energy-related products in 2005. In 2007, the Company created the World Green Exchange based on the World Energy Exchange technology and business process. On the World Green Exchange, buyers and sellers negotiate for the purchase or sale of environmental commodities such as Renewable Energy Certificates, Verified Emissions Reductions, Certified Emissions Reductions and Regional Greenhouse Gas Initiative (“RGGI”) allowances.

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

In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments consisting of normal recurring adjustments and accruals necessary for the fair presentation of the Company’s financial position as of June 30, 2009, the results of its operations for the three and six months ended June 30, 2009 and 2008 and its cash flows for the six months ended June 30, 2009 and 2008, respectively. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2009.

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

In December 2007, the Financial Accounting Standards Board (“FASB”), issued Statement of Financial Accounting Standards, (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) requires an acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.  The Company has determined that its adoption of SFAS No. 141(R) on January 1, 2009 did not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”).  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has determined that its adoption of SFAS No. 161 on January 1, 2009 did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP SFAS No. 107-1”).  FSP SFAS No. 107-1 amends SFAS No. 107, “Disclosures about Fair Values of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosures about fair value of financial instruments in interim financial statements.  FSP SFAS No. 107-1 is effective for interim periods ending after June 15, 2009.  The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.  At June 30, 2009 and December 31, 2008 the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  The Company adopted SFAS No. 165 which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet.  For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that an estimate cannot be made.  In addition, SFAS No. 165 requires an entity to disclose the date through which subsequent events have been evaluated.  The Company has evaluated subsequent events through the issuance of its condensed consolidated financial statements on August 6, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement  No. 162” (“SFAS No. 168”), which established the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP.  SFAS No. 168 explicitly recognizes rules and interpretative releases of the Security and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants.  SFAS No. 168 will become effective in the third quarter of 2009 and will not have a material impact on the Company’s results of operations, financial position or liquidity.

3.             Loss Per Share

As of June 30, 2009 and 2008, the Company only had one issued and outstanding class of stock – common stock.  As a result, the basic loss per share for the three and six months ended June 30, 2009 and 2008, respectively, is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period.

The computed loss per share does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on loss per share.  As the Company was in a net loss position for the reported periods, all common stock equivalents were anti-dilutive.  Therefore, the weighted average number of basic and diluted voting shares of common stock outstanding for the three months ended June 30, 2009 and 2008 were 8,446,999 shares and 8,288,673 shares, respectively, and the weighted average number of basic and diluted voting shares of common stock outstanding for the six months ended June 30, 2009 and 2008 were 8,433,436 shares and 8,270,310 shares, respectively.

For the three months ended June 30, 2009, 278,359, 14,345 and 2,422 weighted average shares issuable relative to common stock options, common stock warrants and restricted stock, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive due to the Company’s net loss position.  For the three months ended June 30, 2008, 296,814, 99,682 and 135,139 weighted average shares issuable relative to common stock options, common stock warrants and restricted stock, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive due to the Company’s net loss position.

For the six months ended June 30, 2009, 251,385, 15,420 and 1,357 weighted average shares issuable relative to common stock options, common stock warrants and restricted stock, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive due to the Company’s net loss position.   For the six months ended June 30, 2008, 292,545, 85,892 and 121,982 weighted average shares issuable relative to common stock options, common stock warrants and restricted stock, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive due to the Company’s net loss position.

At June 30, 2009, 235,001 and 61,148 shares issuable relative to common stock options and restricted stock, respectively, had exercise prices that exceeded the average market price of the Company’s common stock during the three months ended June 30, 2009 and were excluded from the calculation of diluted shares since the inclusion of such shares would be anti-dilutive.  At June 30, 2008, 141,000 shares issuable relative to common stock options had exercise prices that exceeded the average market price of the Company’s common stock during the three months ended June 30, 2008 and were excluded from the calculation of diluted shares since the inclusion of such shares would be anti-dilutive.

At June 30, 2009, 237,001 and 64,048 shares issuable relative to common stock options and restricted stock, respectively, had exercise prices that exceeded the average market price of the Company’s common stock during the six months ended June 30, 2009 and were excluded from the calculation of diluted shares since the inclusion of such shares would be anti-dilutive.  At June 30, 2008, 153,000 shares issuable relative to common stock options had exercise prices that exceeded the average market price of the Company’s common stock during the six months ended June 30, 2008 and were excluded from the calculation of diluted shares since the inclusion of such shares would be anti-dilutive.

4.             Concentration of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company had no significant off-balance sheet risk such as foreign exchange contracts, open contracts, or other foreign hedging arrangements. The Company places its cash with primarily one institution, which management believes is of high credit quality. As of June 30, 2009, approximately $350,000 of the Company’s cash and cash equivalents was invested in a highly liquid, U.S. Treasury money market fund.

The Company receives commission payments from energy suppliers based on the energy usage transacted between energy consumers and energy suppliers.  The Company provides credit in the form of both invoiced and unbilled accounts receivable to energy suppliers and energy consumers in the normal course of business.  Collateral is not required for trade accounts receivable, but periodic credit evaluations of energy suppliers and energy consumers are performed.  Management provides for an allowance for doubtful accounts on a specifically identified basis, as well as through historical experience applied to an aging of accounts, if necessary.  Trade accounts receivable are written off when deemed uncollectible.  To date, write-offs have not been material.

The following represents revenue and trade accounts receivable from energy suppliers exceeding 10% of the total in each category:

	Revenue For the three months ended		Revenue For the six months ended		Trade Accounts Receivable
Energy Supplier	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	As of June 30, 2009	As of June 30, 2008
A	18%	23%	18%	21%	26%	19%
B	7%	7%	7%	8%	11%	20%

In addition to its direct relationship with energy suppliers, the Company also has direct contractual relationships with energy consumers for the online procurement of certain of their energy needs.  These energy consumers are primarily large businesses and government organizations.  For the three months ended June 30, 2009 and 2008, one and two of these energy consumers accounted for transactions resulting in at least 10% individually, and approximately 10% and 23% in the aggregate of the Company’s revenue, respectively.  For the six months ended June 30, 2009, no energy consumer represented at least 10% individually of the Company’s revenue.  For the six months ended June 30, 2008, two of these energy consumers accounted for transactions resulting in at least 10% individually and approximately 24% in the aggregate, respectively.

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

Trade accounts receivable, net consists of the following:

	June 30, 2009	December 31, 2008
Unbilled accounts receivable	$2,221,218	$1,901,892
Billed accounts receivable	799,564	487,089
	3,020,782	2,388,981
Allowance for doubtful accounts	(43,544)	(45,388)
Trade accounts receivable, net	$2,977,238	$2,343,593

6.             Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30, 2009	December 31, 2008
Leasehold improvements	$65,451	$65,451
Equipment	443,141	452,312
Furniture and fixtures	435,579	434,147
	944,171	951,910
Less: accumulated depreciation	(500,040)	(464,699)
Property and equipment, net	$444,131	$487,211

Depreciation expense for the three months ended June 30, 2009 and 2008 was $37,329 and $36,967, respectively. Depreciation expense for the six months ended June 30, 2009 and 2008 was $73,224 and $75,412, respectively. Property and equipment purchased under capital lease obligations at June 30, 2009 and December 31, 2008 was $183,131 and $189,524, respectively. Accumulated depreciation for property and equipment purchased under capital lease was $111,050 and $133,466 at June 30, 2009 and December 31, 2008, respectively.

7.             Share-Based Compensation

In accordance with SFAS No. 123(R), “Share-Based Payment”, the Company recognizes the compensation cost of share-based awards on a straight-line basis over the requisite service period of the award.  For the six months ended June 30, 2009, share-based awards consisted of grants of restricted stock and stock options and, for the six months ended June 30, 2008, share-based awards consisted of grants of restricted stock.  The restrictions on the restricted stock lapse over the vesting period.  The vesting period of share-based awards is determined by the Board of Directors, and is generally four years for employees.  The per-share weighted-average fair value of stock options granted during the six months ended June 30, 2009 was $3.70 on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Six-months ended June 30,	Expected Dividend Yield	Risk-Free Interest Rate	Expected Option Life	Expected Volatility
2009	—	2.20%	4.75 years	100%

For the three and six months ended June 30, 2009, the Company recorded share-based compensation expense of approximately $109,000 and $368,000 in connection with share-based payment awards, respectively.  For the three and six months ended June 30, 2008, the Company recorded share-based compensation expense of approximately $267,000 and $503,000 in connection with share-based payment awards, respectively.  The approximate total share-based compensation expense included in the condensed consolidated statements of operations for the periods presented is included in the following expense categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of revenue	$15,000	$51,000	$65,000	$105,000
Sales and marketing	58,000	173,000	237,000	304,000
General and administrative	36,000	43,000	66,000	94,000
Total share-based compensation	$109,000	$267,000	$368,000	$503,000

The Company has two stock incentive plans: the 2003 Stock Incentive Plan, or the 2003 Plan, and the 2006 Stock Incentive Plan, or the 2006 Plan.  As of June 30, 2009, 349,231 shares of common stock were reserved under the 2003 Plan. No further grants are allowed under the 2003 Plan.  As of June 30, 2009, 717,497 shares of common stock were reserved under the 2006 Plan representing 300,600 outstanding stock options, 66,048 shares of restricted stock outstanding and 350,849 shares available for grant.  A summary of stock option activity under both plans for the six months ended June 30, 2009 is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2008	626,456	$5.08
Granted	41,000	$4.98
Cancelled	(8,625)	$4.35
Exercised	(9,000)	$1.21
Outstanding at June 30, 2009	649,831	$5.03

A summary of restricted stock activity under the 2006 Plan for the six months ended June 30, 2009 is as follows:

	Shares	Weighted Average Grant Price
Outstanding at December 31, 2008	118,603	$ 9.76
Granted	30,058	$ 3.55
Cancelled	(11,900)	$ 9.51
Vested	(70,713)	$ 6.86
Outstanding at June 30, 2009	66,048	$ 10.08

In December 2008, certain members of the senior management team agreed to receive shares of Company common stock in lieu of cash related to the 2008 annual incentive bonus plan. In addition, certain members of the Board of Directors agreed to receive shares of Company common stock in lieu of approximately $27,000 in cash related to amounts due under the 2009 Directors’ compensation plan. Included in shares granted and in shares vested above is 29,558 shares of common stock issued to employees and non-employee Directors related to these arrangements. The amounts related to director fees are included in share-based compensation within the cash flow statement for the six months ended June 30, 2009.

A summary of common stock options outstanding and common stock options exercisable as of June 30, 2009 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
Range of		Remaining	Aggregate	Number	Remaining	Aggregate
Exercise		Contractual	Intrinsic	Of Shares	Contractual	Intrinsic
Prices	Options	Life	Value	Exercisable	Life	Value
$0.20 - $1.99	203,030	1.34 Years	$1,004,999	203,030	1.34 Years	$1,004,999
$2.00 - $3.80	209,800	5.31 Years	574,320	65,625	3.07 Years	145,075
$3.81 - $11.29	98,001	4.77 Years	340	51,015	4.08 Years	—
$11.30 - $13.40	139,000	4.86 Years	—	73,253	4.86 Years	—
	649,831	3.89 Years	$1,579,659	392,923	2.64 Years	$1,150,074

The aggregate intrinsic value of options exercised during the six months ended June 30, 2009 was approximately $46,000.  At June 30, 2009, the weighted average exercise price of common stock options outstanding and exercisable was $5.03 and $4.33, respectively.

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

There were no outstanding borrowings from the credit facility at June 30, 2009 and the Company was in compliance with its covenants as of June 30, 2009.

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

Overview

World Energy is an energy and environmental commodities brokerage company that has developed two online auction platforms, the World Energy Exchange and the World Green Exchange. On the World Energy Exchange, retail energy consumers (commercial, industrial and governmental) and wholesale energy participants (utilities, electricity retailers, and intermediaries) in the United States are able to negotiate for the purchase or sale of electricity and other energy resources from competing energy suppliers which have agreed to participate on our auction platform. The World Energy Exchange is supplemented with information about market rules, pricing trends, energy consumer usage and load profiles. Our procurement staff uses this auction platform to conduct auctions, analyze results, guide energy consumers through contracting, and track their contracts, sites, accounts and usage history. Although our primary source of revenue is from brokering electricity and natural gas, we adapted our World Energy Exchange auction platform to accommodate the brokering of green power in 2003 (i.e. electricity generated by renewable resources), wholesale electricity in 2004 and certain other energy-related products in 2005.  In 2007, we created the World Green Exchange based on the World Energy Exchange technology and business process.  On the World Green Exchange, buyers and sellers negotiate for the purchase or sale of environmental commodities such as Renewable Energy Certificates, Verified Emissions Reductions, Certified Emissions Reductions and Regional Greenhouse Gas Initiative (RGGI) allowances.

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

On June 1, 2007, we acquired substantially all of the assets of EG Partners, LLC, formerly known as EnergyGateway LLC (EnergyGateway) for $4,951,758 in cash and 537,500 shares of our common stock (adjusted for the one-for-ten reverse split) plus the assumption of certain liabilities.  The EnergyGateway operations are included in our financial statements from June 1, 2007. EnergyGateway provided online energy procurement and value-added energy services to customers in many major industries in the U.S. and Canada, from large multi-site Fortune 500 industrials to middle-market manufacturing and small commercial operations.

Since our initial public offering (“IPO”) in November 2006, we significantly grew the Company from 20 employees to a high of 66 during the second quarter of 2008, with a current employee count of 61. This planned investment has allowed us to pursue our strategic initiatives as outlined in our IPO growing our revenue by over 200% since the fourth quarter of 2006. The majority of our infrastructure investment was made during the first nine months of 2007 and our fixed operating costs have declined since mid-2008 as we benefited from the operating efficiencies created by our integration efforts. We believe that our fixed operating cost structure will remain at or below current levels in the short-term. However, a portion of our operating costs, including channel partner and internal commission structures, are variable in nature and will increase as revenue levels increase.

Calendar year 2008 saw dramatic swings in commodity prices as well as a sharp contraction in the general economy in the fourth quarter. Beginning in the latter half of the first quarter of 2008 and continuing into the early part of the third quarter of 2008, there was a sharp rise in electricity and natural gas prices, and the third and fourth quarters saw a reversal of this trend as commodity prices fell as sharply as they rose.  For our business, we saw some customers in our wholesale and retail product lines delay their energy procurement decisions when prices rose, and then saw them return to the market when prices fell.  We believe this pricing environment contributed to an increase in procurement activity in our retail and wholesale product lines during the first six months of 2009 as compared to the same period in the prior year.

U.S. and global economic conditions worsened significantly in the fourth quarter of 2008. The stress on international credit markets due to the sharp contraction of the general economy led to a dramatic tightening in liquidity. The U.S. government responded with several initiatives to alleviate the strain on the financial markets. While these programs have had some positive effects on financial systems, credit remains tight and economic conditions in the U.S. and globally remain uncertain. As a result of the decline in economic output, energy demand in many regions is lower, which could lead to reduced sales and lower margins. While we have experienced a decline in reported energy usage during the fourth quarter of 2008 and the first six months of 2009, energy demand was still within our long-term historical trends. In the near term, we expect that energy demand will continue to be affected as companies cut back production, close plants and delay or reduce purchasing decisions.

Operations

Revenue

Retail Electricity Transactions

We receive a monthly commission on energy sales contracted through our online auction platform from each energy supplier based on the energy usage transacted between the energy supplier and energy consumer. Our commissions are not based on the retail price for electricity; rather on the amount of energy consumed.  Commissions are based on the energy usage transacted between the energy supplier and energy consumer multiplied by our contractual commission rate. Our contractual commission rate is negotiated with the energy consumer on a procurement-by-procurement basis based on energy consumer specific circumstances, including the size of auction, internal effort required to organize and run the respective auction and competitive factors, among others. Once the contractual commission is agreed to with the energy consumer, all energy suppliers participating in the auction agree to that rate. That commission rate remains fixed for the duration of the contractual term regardless of energy usage. Energy consumers provide us with a letter of authority to request their usage history from the local utility. We then use this data to compile a usage profile for that energy consumer that will become the basis for the auction. This data may also be used to estimate revenue on a going forward basis, as noted below.

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

Income tax provision

We did not record an income tax benefit for the six months ended June 30, 2009 and 2008 as we provided a full valuation allowance against our deferred tax assets due to uncertainty regarding the realization of those deferred tax assets, primarily net operating loss carryforwards, in the future.

Results of Operations

The following table sets forth certain items as a percent of revenue for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	100%	100%	100%	100%
Cost of revenue	27	46	27	43
Gross profit	73	54	73	57
Operating expenses:
Sales and marketing	72	100	68	92
General and administrative	23	40	24	43
Operating loss	(22)	(86)	(19)	(78)
Interest income (expense), net	—	—	—	1
Income tax benefit	—	—	—	—
Net loss	(22)%	(86) %	(19)%	(77)%

Comparison of the Three Months Ended June 30, 2009 and 2008

Revenue
	For the Three Months Ended June 30,
	2009	2008	Increase
Revenue	$3,682,476	$2,760,695	$921,781	33%

Revenue increased 33% primarily due to increased auction activity in all of our product lines and new customer wins.  The revenue increase reflects a significant increase in wholesale activity in the second quarter of 2009 versus the same period in 2008 as our wholesale customer base grew to 46 in 2009 from 30 in 2008. In addition, activity in our retail business was strong in both our auction and post and respond product offerings. Our channel partner network increased to 72 as of June 30, 2009 from 53 as of June 30, 2008 with 33 contributing to our revenue by brokering transactions over the exchange in 2009 as compared to 26 during 2008. The second quarter of 2009 also reflected our success in the environmental commodities product line including the completion of the fourth quarterly auction for RGGI.  Partially offsetting these increases was an 18% decrease in management fee revenue resulting from the transitioning of the former EnergyGateway customer base to a performance-based, transaction fee model.

Cost of revenue
	For the Three Months Ended June 30,
	2009		2008
	$	% of Revenue	$	% of Revenue	Decrease
Cost of revenue	$984,896	27%	$1,276,859	46%	$(291,963)	(23)%

The 23% decrease in cost of revenue related to the three month period June 30, 2009 as compared to the same period in 2008 was substantially due to decreases in employee costs and, to a lesser extent, travel costs. Cost of revenue as a percent of revenue decreased 19% due to the 33% increase in revenue and the cost decreases noted above.

Operating expenses
	For the Three Months Ended June 30,
	2009		2008
	$	% of Revenue	$	% of Revenue	Decrease
Sales and marketing	$2,662,921	72%	$2,770,924	100%	$(108,003)	(4)%
General and administrative	827,719	23	1,100,642	40	(272,923)	(25)
Total operating expenses	$3,490,640	95%	$3,871,566	140%	$(380,926)	(10)%

The 4% decrease in sales and marketing expense for the three month period ended June 30, 2009 as compared to the same period in 2008 primarily reflects general decreases in marketing and promotional costs and, to a lesser extent, salary costs, partially offset by increases in third party commission costs. Marketing and promotional costs decreased as a result of transferring those functions in-house. Third party commission costs increased 44% substantially due to the 33% increase in revenue and, to a lesser extent, slightly higher commission rates in the second quarter of 2009 compared to the same period in the prior year. Sales and marketing expense as a percentage of revenue decreased 28% primarily due to the 33% increase in revenue and, to a lesser extent, the net cost decreases noted above.

The 25% decrease in general and administrative expenses related to the three month period ended June 30, 2009 as compared to the same period in 2008 was primarily due to a gain related to a settlement from the early termination of a customer contract in 2007, and net decreases in compliance and legal costs. These decreases were partially offset by the write-off of prepaid consulting fees. General and administrative expenses as a percent of revenue decreased 17% due to the 33% increase in revenue, the gain related to a settlement from the early termination of a customer contract and the cost decreases noted above.

Interest income (expense), net

Interest expense, net was approximately $2,000 for the three month period ended June 30, 2009, and interest income, net was approximately $7,000 for the same period in 2008.  The decrease in interest income was primarily due to a lower average cash balance in 2009 as compared to 2008, as we utilized the proceeds from our initial public offering to pursue our strategic initiatives.

Income tax provision

We did not record an income tax benefit in either 2009 or 2008 as we provided a full valuation allowance against our deferred tax assets due to uncertainty regarding the realization of those deferred tax assets, primarily net operating loss carryforwards, in the future.

Net loss

We reported a net loss for the three months ended June 30, 2009 of approximately $0.8 million as compared to a net loss of approximately $2.4 million for the three months ended June 30, 2008. The 67% decrease in net loss is primarily due to the 33% increase in revenue and, to a lesser extent, an overall decrease in cost of revenue and operating expenses.

Comparison of the Six Months Ended June 30, 2009 and 2008

Revenue
	For the Six Months Ended June 30,
	2009	2008	Increase
Revenue	$7,660,255	$5,875,212	$1,785,043	30%

Revenue increased 30% primarily due to increased auction activity in all of our product lines and new customer wins.  The revenue increase reflects increased activity in our retail business including strong bookings generated by our auction and post and respond product offerings, and an increase to 72 channel partners as of June 30, 2009 from 53 as of June 30, 2008. Of those channel partners, 33 had contributed to our revenue by brokering transactions over the exchange in 2009 as compared to 26 during 2008.  In addition, our wholesale customer base grew to 46 in 2009 from 30 in 2008. The first six months of 2009 also reflected our success in the environmental commodities product line including the completion of two quarterly auctions for RGGI in 2009.  Partially offsetting these increases was a 17% decrease in management fee revenue resulting from the transitioning of the former EnergyGateway business to a performance-based, transaction fee model.

Cost of revenue
	For the Six Months Ended June 30,
	2009		2008
	$	% of Revenue	$	% of Revenue	Decrease
Cost of revenue	$2,074,848	27%	$2,512,912	43%	$(438,064)	(17)%

The 17% decrease in cost of revenue related to the six month period June 30, 2009 as compared to the same period in 2008 was substantially due to decreases in employee costs and, to a lesser extent, travel costs. Cost of revenue as a percent of revenue decreased 16% due to the 30% increase in revenue and the cost decreases noted above.

Operating expenses
	For the Six Months Ended June 30,
	2009		2008
	$	% of Revenue	$	% of Revenue	Decrease
Sales and marketing	$5,233,469	68%	$5,414,660	92%	$(181,191)	(3)%
General and administrative	1,808,955	24	2,521,625	43	(712,670)	(28)
Total operating expenses	$7,042,424	92%	$7,936,285	135%	$(893,861)	(11)%

The 3% decrease in sales and marketing expense for the six month period ended June 30, 2009 as compared to the same period in 2008 primarily reflects general decreases in marketing, travel and salary costs, substantially offset by increases in third party commission costs. Third party commission costs increased 28% primarily due to the 30% increase in revenue. Sales and marketing expense as a percentage of revenue decreased 24% due to the 30% increase in revenue and, to a lesser extent, the net cost decreases noted above.

The 28% decrease in general and administrative expenses related to the six month period ended June 30, 2009 as compared to the same period in 2008 was primarily due to a gain related to a settlement from the early termination of a customer contract in 2007, net decreases in compliance and legal costs, and employee related costs. These decreases were offset by a write-off of prepaid consulting fees. General and administrative expenses as a percent of revenue decreased 19% substantially due to the 30% increase in revenue, the gain related to a settlement from the early termination of a customer contract and cost decreases noted above.

Interest income (expense), net

Interest expense, net was approximately $3,000 for the six month period ended June 30, 2009, and interest income, net was approximately $34,000 for the same period in 2008.  The decrease in interest income was primarily due to a lower average cash balance in 2009 as compared to 2008, as we utilized the proceeds from our initial public offering to pursue our strategic initiatives.

Income tax provision

We did not record an income tax benefit in either 2009 or 2008 as we provided a full valuation allowance against our deferred tax assets due to uncertainty regarding the realization of those deferred tax assets, primarily net operating loss carryforwards, in the future.

Net loss

We reported a net loss for the six months ended June 30, 2009 of approximately $1.5 million as compared to a net loss of approximately $4.5 million for the six months ended June 30, 2008. The 68% decrease in net loss is primarily due to the 30% increase in revenue and decreases in cost of revenue and operating expenses.

Liquidity and Capital Resources

At June 30, 2009, we had no commitments for material capital expenditures. We have identified and executed against a number of strategic initiatives that we believe are key components of our future growth, including: expanding our community of channel partners, energy consumers and energy suppliers on our exchanges; strengthening and extending our long-term relationships with government agencies; entering into other energy-related markets including wholesale transactions with utilities and the emerging environmental credit markets; making strategic acquisitions and growing our sales force.  As of June 30, 2009, our workforce numbered 61 reflecting a decrease of one from the 62 we employed at June 30, 2008. At June 30, 2009, we had 26 professionals in our sales and marketing and account management groups, 25 in our supply desk group and 10 in our general and administrative group.  While we will continue to adjust our workforce as the need and/or opportunity arises, we believe that our operating costs will remain at or below current levels in the short term.

Comparison of June 30, 2009 to December 31, 2008
	June 30, 2009	December 31, 2008	Increase/(Decrease)
Cash and cash equivalents	$756,295	$1,731,411	$(975,116)	(56)%
Trade accounts receivable	2,977,238	2,343,593	633,645	27
Days sales outstanding	74	62	12	19
Working capital	500,441	742,478	(242,037)	(33)
Stockholders’ equity	9,950,316	11,009,131	(1,058,815)	(10)

Cash and cash equivalents decreased 56%, primarily due to an increase in trade accounts receivable, decreases in current liabilities and the net loss for the six months ended June 30, 2009. Trade accounts receivable increased 27% as revenue for the second quarter of 2009 was 12% greater than revenue for the fourth quarter of 2008 and as a result of days sales outstanding increasing 19%. Days sales outstanding (representing accounts receivable outstanding at June 30, 2009 divided by the average sales per day during the current quarter) increased 19% due to the timing of revenue recognized within the second quarter of 2009 as compared to the fourth quarter of 2008. Revenue from our energy suppliers representing greater than 10% of our revenue decreased to 18% from one energy supplier during the first six months of 2009, from 21% from the same energy supplier during the first six months of 2008.

Working capital (consisting of current assets less current liabilities) decreased 33%, primarily due to a $1.0 million decrease in cash and cash equivalents discussed above, substantially offset by a $0.6 increase in trade accounts receivable and a $0.2 million decrease in current liabilities. Stockholders’ equity decreased 10% primarily due to the net loss for the first six months of 2009, partially offset by share-based compensation.

Cash used in operating activities for the six months ended June 30, 2009 was approximately $0.8 million due primarily to increases in trade accounts receivable and decrease in current liabilities. Cash used in operating activities for the six months ended June 30, 2008 was approximately $4.4 million due primarily to the net losses for that period.  Cash used in investing and financing activities for the six months ended June 30, 2009 was approximately $135,000 primarily due to purchases of our common stock in connection with the vesting of restricted stock granted to employees and costs incurred in software development. Cash used in investing and financing activities for the six months ended June 30, 2008 was approximately $317,000, primarily due to costs incurred in software development, the purchase of common stock in connection with the vesting of restricted stock granted to employees and purchases of property and equipment.

To date we have not experienced any significant liquidity effects from the current economic crisis. Energy suppliers are active participants in the financial markets and have been able to obtain financing when required. Our energy supplier base has been contracting as an industry wide consolidation has been under way over the last several years. We have had several energy consumers file for bankruptcy and liquidate operations as a result of the current economic environment but the effect on our operations has not been significant to date.  We do expect to see some impact to our commercial and industrial business in the near term as companies cut back production, close plants and delay or reduce purchasing decisions. However, we have not experienced a material impact on our base business in 2009 to date.

We have incurred $21.1 million of cumulative operating losses to date. For the six months ended June 30, 2009, we incurred net losses of $1.5 million and generated negative cash flow of $1.0 million.  The cash decrease was primarily due to a $0.6 million increase in our trade accounts receivable and a net decrease of $0.2 million in deferred revenue.  Non-cash expense items including depreciation, amortization and share-based compensation were $1.3 million, substantially offsetting the net loss of $1.5 million for the first six months of 2009. Excluding the effects of the accounts receivable increase and deferred revenue decrease, negative cash flow for the six months would have been $0.2 million, which was primarily due to costs incurred in software development, the purchase of common stock in connection with the vesting of restricted stock and the net loss for the period.

We have historically funded our operations with cash flow from operations and the issuance of various debt and equity instruments. We have approximately $0.8 million of cash and cash equivalents and no bank debt as of June 30, 2009.  We expect to continue to fund our operations from existing cash resources, operating cash flow and, when required, the issuance of various debt and equity instruments. That notwithstanding, we believe that our current financial resources are adequate to fund our ongoing operations and pursue our strategic initiatives. Management anticipates that we will reach cash flow positive and improve our liquidity through continued growth. We have consistently decreased our quarterly operating loss and cash usage during 2009 and 2008. While we experienced cash usage due primarily to certain working capital increases in the first six months, we have reduced our negative operating cash flow substantially. To the extent our revenue growth does not meet our anticipated targets, we will adjust our cost structure as deemed appropriate. However no assurance can be given that management’s actions will result in profitable operations or positive cash flow.

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

There were no outstanding borrowings from the credit facility and we were in compliance with our bank covenants as of June 30, 2009.

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

Revenue Recognition

Retail Electricity Transactions

We receive a monthly commission on energy sales contracted through our online auction platform from each energy supplier based on the energy usage transacted between the energy supplier and energy consumer. Our commissions are not based on the retail price for electricity; rather on the amount of energy consumed. Commissions are based on the energy usage transacted between the energy supplier and energy consumer multiplied by our contractual commission rate. Revenue from commissions is recognized as earned on a monthly basis over the life of each contract as energy is consumed, provided there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, has been successfully demonstrated.

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

Revenue Estimation

Our estimates in relation to revenue recognition affect revenue and sales and marketing expense as reflected on our statements of operations, and trade accounts receivable and accrued commissions accounts as reflected on our balance sheets. For any quarterly reporting period, we may not have actual usage data for certain energy suppliers and will need to estimate revenue. We record revenue based on the energy consumers’ historical usage profile. At the end of each reporting period, we adjust historical revenue to reflect actual usage for the period and estimate usage where actual usage is not available. For the six months ended June 30, 2009, we estimated usage for approximately 11% of our revenue resulting in a negative 0.5%, or approximately $41,000, adjustment to reduce revenue. This decrease in revenue resulted in an approximate $11,000 decrease in sales and marketing expense related to third party commission expense associated with those revenues. Corresponding adjustments were made to trade accounts receivable and accrued commissions, respectively. A 1% difference between this estimate and actual usage would have an approximate $8,000 effect on our revenue for the three months ended June 30, 2009.

Software Development

Certain acquired software and significant enhancements to our software are recorded in accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use”. Accordingly, internally developed software costs of approximately $41,000 and $205,000 related to implementation, coding and configuration have been capitalized during the six months ended June 30, 2009 and 2008, respectively. We amortize internally developed and purchased software over the estimated useful life of the software (generally three years).  During the six months ended June 30, 2009 and 2008, approximately $157,000 and $105,000 were amortized to cost of revenues, respectively.  Accumulated amortization was approximately $669,000 and $512,000 at June 30, 2009 and December 31, 2008, respectively.

Our estimates for capitalization of software development costs affect cost of revenue and capitalized software as reflected on our consolidated statements of operations and on our consolidated balance sheets. During the six months ended June 30, 2009, capitalized software costs were 0.3% of our total assets and amortization expense was approximately 7.6% of cost of revenue. To the extent the carrying amount of the capitalized software costs may not be fully recoverable or that the useful lives of those assets are no longer appropriate, we may need to record an impairment (non-cash) charge and write-off a portion or all of the capitalized software balance on the balance sheet.

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

Impairment of Long-Lived and Intangible Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we periodically review long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable or that the useful lives of those assets are no longer appropriate. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount.  During 2009, no impairment of our long-lived assets was recorded as no change in circumstances indicated that the carrying value of the assets was not recoverable.

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

Our estimates in relation to income taxes affect income tax benefit and deferred tax assets as reflected on our statements of operations and balance sheets, respectively. The deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized in the near term.  As of June 30, 2009, we had deferred tax assets of approximately $7.9 million against which a full valuation allowance has been established. To the extent we determine that it is more likely than not that we will recover all of our deferred tax assets, it could result in an approximate $7.9 million non-cash tax benefit.

Share-Based Compensation

In accordance with SFAS No. 123(R) “Share-Based Payment”, we recognize the compensation cost of share-based awards on a straight-line basis over the requisite service period of the award. For the six months ended June 30, 2009, share-based awards consisted of grants of restricted stock and stock options and, for the six months ended June 30, 2008, share-based awards consisted of grants of restricted stock. The restrictions on the restricted stock lapse over the vesting period. The vesting period of restricted stock is determined by our Board of Directors, and is generally four years for employees. The per-share weighted-average fair value of stock options granted during the six months ended June 30, 2009 was $3.70 on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Six-months ended June 30,	Expected Dividend Yield	Risk Interest Rate	Expected Option Life	Expected Volatility
2009	—	2.20%	4.75 years	100%

We have two stock incentive plans: the 2003 Stock Incentive Plan, or the 2003 Plan, and the 2006 Stock Incentive Plan, or the 2006 Plan.  As of June 30, 2009, 349,231 shares of common stock were reserved under the 2003 Plan. No further grants are allowed under the 2003 Plan.  As of June 30, 2009, 717,497 shares of common stock were reserved under the 2006 Plan representing 300,600 outstanding stock options, 66,048 shares of restricted stock outstanding and 350,849 shares available for grant.

Stock Options

A summary of stock option activity under both plans for the six months ended June 30, 2009 is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2008	626,456	$5.08
Granted	41,000	$4.98
Cancelled	(8,625)	$4.35
Exercised	(9,000)	$1.21
Outstanding at June 30, 2009	649,831	$5.03

A summary of common stock options outstanding and common stock options exercisable as of June 30, 2009 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
Range of		Remaining	Aggregate	Number	Remaining	Aggregate
Exercise		Contractual	Intrinsic	Of Shares	Contractual	Intrinsic
Prices	Options	Life	Value	Exercisable	Life	Value
$0.20 - $1.99	203,030	1.34 Years	$1,004,999	203,030	1.34 Years	$1,004,999
$2.00 - $3.80	209,800	5.31 Years	574,320	65,625	3.07 Years	145,075
$3.81 - $11.29	98,001	4.77 Years	340	51,015	4.08 Years	—
$11.30 - $13.40	139,000	4.86 Years	—	73,253	4.86 Years	—
	649,831	3.89 Years	$1,579,659	392,923	2.64 Years	$1,150,074

The aggregate intrinsic value of options exercised during the six months ended June 30, 2009 was approximately $46,000.  At June 30, 2009, the weighted average exercise price of common stock options outstanding and exercisable was $5.03 and $4.33, respectively.

Restricted Stock

A summary of restricted stock activity under the 2006 Plan for the six months ended June 30, 2009 is as follows:

	Shares	Weighted Average Grant Price
Outstanding at December 31, 2008	118,603	$ 9.76
Granted	30,058	$ 3.55
Cancelled	(11,900)	$ 9.51
Vested	(70,713)	$ 6.86
Outstanding at June 30, 2009	66,048	$ 10.08

In December 2008, certain members of the senior management team agreed to receive shares of Company common stock in lieu of cash related to the 2008 annual incentive bonus plan. In addition, certain members of the Board of Directors agreed to receive shares of Company common stock in lieu of approximately $27,000 in cash related to amounts due under the 2009 Directors’ compensation plan. Included in shares granted and in shares vested above is 29,558 shares of common stock issued to employees and non-employee Directors related to these arrangements. The amounts related to director fees are included in share-based compensation within the cash flow statement for the six months ended June 30, 2009.

There were 1,066,728 shares reserved for issuance under these plans at June 30, 2009.

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

Item 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009.  In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2009, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the second fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of June 30, 2009, we have used all of the $17.5 million of the net proceeds of our initial public offering to redeem our long-term debt, to acquire the assets of Energy Gateway, for working capital and to fund operations.  There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

In connection with the vesting of restricted stock granted to employees, we withheld shares with value equivalent to employees’ minimum statutory obligations for the applicable income and other employment taxes.  A summary of the shares withheld to satisfy employee tax withholding obligations is as follows:

			Total Number of	Maximum
	Total		Shares Purchased	Number of Shares
	Number of	Average	As Part of Publicly	That May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under
Period	Purchased	Per Share	Or Programs	The Plan
4/01/09 – 4/30/09	187	$ 3.16	—	—
5/01/09 – 5/31/09	1,429	$ 6.50	—	—
6/01/09 – 6/30/09	2,153	$ 5.62	—	—
Total	3,769	$ 5.83	—	—

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                     Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company held May 21, 2009 was called to (a) elect one Class III directors to our Board of Directors to hold office until our 2012 Annual Meeting of Stockholders and until such director's successor is duly elected and qualified, and (b) to ratify the selection of UHY LLP as our independent registered public accounting firm for the 2009 fiscal year.

The following table lists the Class III director elected at the annual meeting and the number of votes cast for and the number of votes withheld.  No other persons were nominated and no other persons received any votes.

	Number of Votes
Directors Elected At Annual Meeting	For	Withheld

Mr. Richard Domaleski	6,467,327	180,939

The term of office of each of the following directors continued through and after the meeting:  Thad Wolfe, Patrick Bischoff, Edward Libbey and John Wellard.

The following table sets forth the number of votes cast for and against, and the number of abstentions, with respect to the ratification of UHY LLP as the Company’s independent registered public accounting firm for the 2009 fiscal year.

	Number of Votes
	For	Against	Abstain	Non-Vote
Ratification of Public Accounting Firm	6,641,892	—	6,375	—

Item 5.                      Other Information

   None.

Item 6.                      Exhibits

31.1	Certification of the Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Energy Solutions, Inc.

Dated: August 6, 2009	By:	/s/ Richard Domaleski
Richard Domaleski
Chief Executive Officer

Dated: August 6, 2009	By:	/s/ James Parslow
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