Form 10-Q
period 2009-09-30
World Energy Solutions, Inc.
filed 2009-11-05
CIK 1371781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934
For the quarterly period ended September 30, 2009; or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number: 333-136528
World Energy Solutions, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3474959

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
446 Main Street
Worcester, Massachusetts 01608
(Address of principal executive offices)
508-459-8100
(Registrant’s telephone number)
Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 2, 2009, the registrant had 8,541,064 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$654,436	$1,731,411
Trade accounts receivable, net	3,080,564	2,343,593
Prepaid expenses and other current assets	251,665	431,246

Total current assets	3,986,665	4,506,250
Property and equipment, net	406,910	487,211
Capitalized software, net	433,913	627,275
Intangibles, net	5,031,525	5,949,609
Goodwill	3,178,701	3,178,701
Other assets	27,194	27,594

Total assets	$13,064,908	$14,776,640

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$419,596	$593,553
Accrued commissions	818,579	777,784
Accrued compensation	1,387,664	1,118,168
Accrued expenses	353,607	355,511
Deferred revenue and customer advances	613,157	876,271
Capital lease obligations	23,827	42,485

Total current liabilities	3,616,430	3,763,772
Capital lease obligations, net of current portion	20,146	3,737

Total liabilities	3,636,576	3,767,509

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 15,000,000 shares authorized; 8,539,162 shares issued and 8,501,869 shares outstanding at September 30, 2009, and 8,410,727 shares issued and 8,397,684 shares outstanding at December 31, 2008	850	840
Additional paid-in capital	31,359,790	30,755,596
Accumulated deficit	(21,745,312)	(19,648,432)
Treasury stock, at cost; 37,293 shares at September 30, 2009 and 13,043 shares at December 31, 2008	(186,996)	(98,873)

Total stockholders’ equity	9,428,332	11,009,131

Total liabilities and stockholders’ equity	$13,064,908	$14,776,640

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Brokerage commissions and transaction fees	$3,186,791	$2,984,110	$10,287,012	$8,184,250
Management fees	271,471	305,405	831,505	980,477

Total revenue	3,458,262	3,289,515	11,118,517	9,164,727
Cost of revenue	893,668	1,113,325	2,968,516	3,626,237

Gross profit	2,564,594	2,176,190	8,150,001	5,538,490

Operating expenses:
Sales and marketing	2,314,962	2,355,907	7,548,431	7,770,567
General and administrative	884,841	1,041,321	2,693,796	3,562,946

Total costs and expenses	3,199,803	3,397,228	10,242,227	11,333,513

Operating loss	(635,209)	(1,221,038)	(2,092,226)	(5,795,023)

Interest income (expense), net	(1,493)	5,218	(4,654)	38,944

Loss before income taxes	(636,702)	(1,215,820)	(2,096,880)	(5,756,079)

Income tax benefit	—	—	—	—

Net loss	$(636,702)	$(1,215,820)	$(2,096,880)	$(5,756,079)

Loss per share:
Net loss per common share — basic and diluted	$(0.08)	$(0.15)	$(0.25)	$(0.69)

Weighted average shares outstanding — basic and diluted	8,468,500	8,321,595	8,445,252	8,287,530

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,096,880)	$(5,756,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,262,915	1,313,692
Share-based compensation	505,642	770,383
Loss on disposal of property and equipment	1,604	—
Changes in assets and liabilities:
Trade accounts receivable	(736,971)	(1,084,451)
Prepaid expenses and other assets	179,981	(66,562)
Accounts payable	(173,957)	(434,502)
Accrued commissions	40,795	(43,118)
Accrued compensation	347,209	(134,676)
Accrued expenses	(1,904)	122,440
Deferred revenue and customer advances	(263,114)	487,304

Net cash used in operating activities	(934,680)	(4,825,569)

Cash flows from investing activities:
Cost incurred in software development	(41,024)	(293,329)
Purchases of property and equipment	(1,432)	(40,704)
Cash received in sale of property and equipment	500	—

Net cash used in investing activities	(41,956)	(334,033)

Cash flows from financing activities:
Proceeds from exercise of stock options	20,849	16,669
Proceeds from exercise of stock warrants	—	7,808
Purchase of treasury stock	(88,123)	(78,400)
Principal payments on capital lease obligations	(33,065)	(31,530)

Net cash used in financing activities	(100,339)	(85,453)

Net decrease in cash and cash equivalents	(1,076,975)	(5,245,055)

Cash and cash equivalents, beginning of period	1,731,411	7,001,884

Cash and cash equivalents, end of period	$654,436	$1,756,829

Non-cash investing and financing activities:
Restricted common stock granted to employees in consideration for services performed	$77,713	$—

Net capital lease obligations entered into during period	$30,816	$—

Supplemental disclosure of cash flow information:
Net cash received (paid) for interest	$(4,095)	$43,823

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2009
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
In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments consisting of normal recurring adjustments and accruals necessary for the fair presentation of the Company’s financial position as of September 30, 2009, the results of its operations for the three and nine months ended September 30, 2009 and 2008 and its cash flows for the nine months ended September 30, 2009 and 2008, respectively. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2009.
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
The Company’s most judgmental estimates relate to revenue recognition and the estimate of actual energy purchased from the energy supplier by the end user of such energy; software development costs; the fair value of the Company’s equity securities where there was no ready market for the purchase and sale of those shares prior to the November 16, 2006 initial public offering of common stock; the valuation of intangible assets and goodwill; impairment of long-lived assets; and estimates of future taxable income as it relates to the realization of the Company’s net deferred tax assets. The effect of those estimates could have a material impact on the Company’s estimation of commission revenue, accounts receivable, intangible assets, accrued commission expense, income taxes, share-based compensation and earnings per share.

In June 2009, the Financial Accounting Standards Board (“FASB”), issued guidance now codified as Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations, but will impact its financial reporting process by eliminating all references to pre-codification standards. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.
In December 2007, the FASB issued revised authoritative guidance that requires an acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This guidance is set forth in Topic 805 in the ASC (“ASC 805”), and is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 805 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.
In March 2008, the FASB amended U.S. GAAP with respect to derivative instruments and hedging activities. This guidance is set forth in Topic 815-10 in the ASC (“ASC 815-10”). ASC 815-10 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 815-10 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued guidance set forth in Topic 820 in the ASC (“ASC 820”), to require disclosures about fair value of financial instruments in interim financial statements. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. At September 30, 2009 and December 31, 2008 the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.
In May 2009, the FASB issued guidance set forth in Topic 855 in the ASC (“ASC 855”), which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that an estimate cannot be made. In addition, ASC 855 requires an entity to disclose the date through which subsequent events have been evaluated. The Company has evaluated subsequent events through the issuance of its condensed consolidated financial statements on November 5, 2009.
3. Loss Per Share
As of September 30, 2009 and 2008, the Company only had one issued and outstanding class of stock — common stock. As a result, the basic loss per share for the three and nine months ended September 30, 2009 and 2008, respectively, is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period.
The computed loss per share does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on loss per share. As the Company was in a net loss position for the reported periods, all common stock equivalents were anti-dilutive. Therefore, the weighted average number of basic and diluted voting shares of common stock outstanding for the three months ended September 30, 2009 and 2008 were 8,468,500 shares and 8,321,595 shares, respectively, and the weighted average number of basic and diluted voting shares of common stock outstanding for the nine months ended September 30, 2009 and 2008 were 8,445,252 shares and 8,287,530 shares, respectively.

For the three months ended September 30, 2009, 215,475, 7,130 and 994 weighted average shares issuable relative to common stock options, common stock warrants and restricted stock, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive due to the Company’s net loss position. For the three months ended September 30, 2008, 262,174, 59,473 and 17,532 weighted average shares issuable relative to common stock options, common stock warrants and restricted stock, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive due to the Company’s net loss position.
For the nine months ended September 30, 2009, 244,525, 12,608 and 1,241 weighted average shares issuable relative to common stock options, common stock warrants and restricted stock, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive due to the Company’s net loss position. For the nine months ended September 30, 2008, 263,874, 86,916 and 40,491 weighted average shares issuable relative to common stock options, common stock warrants and restricted stock, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive due to the Company’s net loss position.
At September 30, 2009, 273,201 and 37,396 shares issuable relative to common stock options and restricted stock, respectively, had exercise prices that exceeded the average market price of the Company’s common stock during the three months ended September 30, 2009 and were excluded from the calculation of diluted shares since the inclusion of such shares would be anti-dilutive. At September 30, 2008, 225,825, 115,000 and 59,890 shares issuable relative to common stock options, common stock warrants and restricted stock, respectively, had exercise prices that exceeded the average market price of the Company’s common stock during the three months ended September 30, 2008 and were excluded from the calculation of diluted shares since the inclusion of such shares would be anti-dilutive.
At September 30, 2009, 239,201 and 37,396 shares issuable relative to common stock options and restricted stock, respectively, had exercise prices that exceeded the average market price of the Company’s common stock during the nine months ended September 30, 2009 and were excluded from the calculation of diluted shares since the inclusion of such shares would be anti-dilutive. At September 30, 2008, 151,625 and 42,890 shares issuable relative to common stock options and restricted stock had exercise prices that exceeded the average market price of the Company’s common stock during the nine months ended September 30, 2008 and were excluded from the calculation of diluted shares since the inclusion of such shares would be anti-dilutive.
4. Concentration of Credit Risk and Off-Balance Sheet Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company had no significant off-balance sheet risk such as foreign exchange contracts, open contracts, or other foreign hedging arrangements. The Company places its cash with primarily one institution, which management believes is of high credit quality. As of September 30, 2009, approximately $250,000 of the Company’s cash and cash equivalents was invested in a highly liquid, U.S. Treasury money market fund.
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

The following represents revenue and trade accounts receivable from energy suppliers exceeding 10% of the total in each category:

	Revenue for the three months		Revenue for the nine months		Trade Accounts Receivable as
Energy	ended September 30,		ended September 30,		of September 30,
Supplier	2009	2008	2009	2008	2009	2008

A	14%	24%	17%	22%	23%	26%
B	7%	7%	7%	7%	6%	13%
C	9%	9%	8%	7%	10%	14%
In addition to its direct relationship with energy suppliers, the Company also has direct contractual relationships with energy consumers for the online procurement of certain of their energy needs. These energy consumers are primarily large businesses and government organizations. For the three months ended September 30, 2009, one of these energy consumers accounted for transactions resulting in approximately 10% of the Company’s revenue, and for the three months ended September 30, 2008, one of these energy consumers accounted for transactions resulting in approximately 15% of the Company’s revenue. For the nine months ended September 30, 2009, no energy consumer represented at least 10% individually of the Company’s revenue. For the nine months ended September 30, 2008, two of these energy consumers accounted for transactions resulting in at least 10% individually and approximately 24% in the aggregate, respectively.
The FASB establishes standards for reporting and displaying comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) is defined as the change in stockholders’ equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The comprehensive loss for all periods presented does not differ from the reported net loss.
5. Trade Accounts Receivable, Net
The Company generally does not directly invoice energy suppliers and, therefore, reports a significant portion of its receivables as “unbilled.” Unbilled accounts receivable represents management’s best estimate of energy provided by the energy suppliers to the energy consumers for a specific completed time period at contracted commission rates.
Trade accounts receivable, net consists of the following:

	September 30, 2009	December 31, 2008
Unbilled accounts receivable	$2,191,704	$1,901,892
Billed accounts receivable	933,876	487,089

	3,125,580	2,388,981
Allowance for doubtful accounts	(45,016)	(45,388)

Trade accounts receivable, net	$3,080,564	$2,343,593

6. Property and Equipment, Net
Property and equipment, net consists of the following:

	September 30, 2009	December 31, 2008
Leasehold improvements	$65,451	$65,451
Equipment	443,141	452,312
Furniture and fixtures	435,579	434,147

	944,171	951,910
Less: accumulated depreciation	(537,261)	(464,699)

Property and equipment, net	$406,910	$487,211

Depreciation expense for the three months ended September 30, 2009 and 2008 was $37,221 and $36,967, respectively. Depreciation expense for the nine months ended September 30, 2009 and 2008 was $110,445 and $112,379, respectively. Property and equipment purchased under capital lease obligations at September 30, 2009 and December 31, 2008 was $183,131 and $189,524, respectively. Accumulated depreciation for property and equipment purchased under capital lease was $119,417 and $133,466 at September 30, 2009 and December 31, 2008, respectively.

7. Share-Based Compensation
The Company recognizes the compensation cost of share-based awards on a straight-line basis over the requisite service period of the award. For the nine months ended September 30, 2009, share-based awards consisted of grants of restricted stock and stock options and, for the nine months ended September 30, 2008, share-based awards consisted of grants of restricted stock. The restrictions on the restricted stock lapse over the vesting period. The vesting period of share-based awards is determined by the Board of Directors, and is generally four years for employees. The per-share weighted-average fair value of stock options granted during the nine months ended September 30, 2009 was $3.05 on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Nine-months ended	Expected	Risk-Free	Expected	Expected
September 30,	Dividend Yield	Interest Rate	Option Life	Volatility
2009	—	2.34%	4.75 years	103%
The approximate total share-based compensation expense included in the condensed consolidated statements of operations for the periods presented is included in the following expense categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of revenue	$15,000	$43,000	$79,000	$148,000
Sales and marketing	50,000	208,000	288,000	512,000
General and administrative	34,000	17,000	100,000	110,000

Total share-based compensation	$99,000	$268,000	$467,000	$770,000

The Company has two stock incentive plans: the 2003 Stock Incentive Plan, or the 2003 Plan, and the 2006 Stock Incentive Plan, or the 2006 Plan. As of September 30, 2009, 308,981 shares of common stock were reserved under the 2003 Plan. No further grants are allowed under the 2003 Plan. As of September 30, 2009, 708,767 shares of common stock were reserved under the 2006 Plan representing 239,850 outstanding stock options, 39,396 shares of restricted stock outstanding and 429,521 shares available for grant. A summary of stock option activity under both plans for the nine months ended September 30, 2009 is as follows:

	Number of	Weighted Average
	Stock Options	Exercise Price
Outstanding at December 31, 2008	626,456	$5.08
Granted	77,000	$4.12
Cancelled	(105,625)	$8.34
Exercised	(49,000)	$0.43

Outstanding at September 30, 2009	548,831	$4.74

A summary of restricted stock activity under the 2006 Plan for the nine months ended September 30, 2009 is as follows:

		Weighted Average
	Shares	Grant Price
Outstanding at December 31, 2008	118,603	$9.76
Granted	33,880	$3.49
Cancelled	(33,644)	$9.41
Vested	(79,443)	$6.91

Outstanding at September 30, 2009	39,396	$10.41

In December 2008, certain members of the senior management team agreed to receive shares of Company common stock in lieu of cash related to the 2008 annual incentive bonus plan. In addition, certain members of the Board of Directors agreed to receive shares of Company common stock in lieu of approximately $39,000 in cash related to amounts due under the 2009 Directors’ compensation plan. Included in shares granted and in shares vested above is 33,380 shares of common stock issued to employees and non-employee Directors related to these arrangements. The amounts related to director fees are included in share-based compensation within the cash flow statement for the nine months ended September 30, 2009.

A summary of common stock options outstanding and common stock options exercisable as of September 30, 2009 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
Range of		Remaining	Aggregate	Number	Remaining	Aggregate
Exercise		Contractual	Intrinsic	Of Shares	Contractual	Intrinsic
Prices	Options	Life	Value	Exercisable	Life	Value
$0.20 - $1.99	163,030	1.11 Years	$456,484	163,030	1.11 Years	$456,484
$2.00 - $3.80	199,800	5.14 Years	103,030	67,750	2.83 Years	24,700
$3.81 - $11.29	97,751	4.52 Years	—	55,652	3.83 Years	—
$11.30 - $13.40	88,250	4.60 Years	—	71,067	4.60 Years	—

	548,831	3.75 Years	$559,514	357,499	2.56 Years	$481,184

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2009 was approximately $157,000. At September 30, 2009, the weighted average exercise price of common stock options outstanding and exercisable was $4.74 and $4.80, respectively.
8. Credit Arrangement
On September 30, 2009, the Company entered into a First Loan Modification Agreement (the “Modification Agreement”) with Silicon Valley Bank (“SVB”). The Modification Agreement amends and extends the Loan and Security Agreement with SVB dated September 8, 2008. Under the Modification Agreement, SVB has committed to make advances to the Company in an aggregate amount of up to $3,000,000, subject to availability against certain eligible accounts receivable and eligible retail backlog through March 7, 2011. The credit facility now bears interest at a floating rate per annum based on the prime rate plus 1.25% on advances made against eligible accounts receivable and prime rate plus 2.00% on advances made against eligible retail backlog, with the prime rate being subject to a 4.00% floor. These interest rates are subject to change based on the Company’s maintenance of an adjusted quick ratio of one-to-one.
The Company has not taken advances under the facility and there were no outstanding borrowings at September 30, 2009. As of September 30, 2009, the Company was in compliance with its covenants under the facility.

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
Since our initial public offering (“IPO”) in November 2006, we significantly grew the Company from 20 employees to a high of 66 during the second quarter of 2008. This planned investment has allowed us to pursue our strategic initiatives as outlined in our IPO growing our revenue by over 250% since the fourth quarter of 2006. The majority of our infrastructure investment was made during the first nine months of 2007 and our fixed operating costs have declined since mid-2008 as we benefited from the operating efficiencies created by the integration of the EnergyGateway operation. As business and economic conditions evolved in the latter half of 2008 and into 2009, we adjusted our business model and organizational structure accordingly. During the third quarter of 2009, we eliminated six positions including our Senior Vice President of Sales and ended the quarter with 52 employees. We believe that our fixed operating cost structure will remain at or below current levels in the short-term. However, a portion of our operating costs, including channel partner and internal commission structures, are variable in nature and will increase as revenue levels increase.

Calendar year 2008 saw dramatic swings in commodity prices as well as a sharp contraction in the general economy in the third quarter. Beginning in the latter half of the first quarter of 2008 and continuing into the early part of the third quarter of 2008, there was a sharp rise in electricity and natural gas prices, and the third and fourth quarters saw a reversal of this trend as commodity prices fell as sharply as they rose. For our business, we saw some customers in our wholesale and retail product lines delay their energy procurement decisions when prices rose, and then saw them return to the market when prices fell. We believe this pricing environment contributed to an increase in procurement activity in our retail and wholesale product lines during the second half of 2008 and the first six months of 2009 as compared to the same period in the prior year.
U.S. and global economic conditions worsened significantly in the fourth quarter of 2008. The stress on international credit markets due to the sharp contraction of the general economy led to a dramatic tightening in liquidity. The U.S. government responded with several initiatives to alleviate the strain on the financial markets. While these programs have had some positive effects on financial systems, credit remains tight and economic conditions in the U.S. and globally remain uncertain. As a result of the decline in economic output, energy demand in many regions is lower, which could lead to reduced sales and lower margins. While we did experience a decline in reported usage during the first six-months of 2009, energy demand was still within our long-term historical norms. During the third quarter of 2009, however, we experienced an approximate 4% decline in electricity usage, which resulted in a 2.1% reduction in expected third quarter revenue. While we believe that electricity usage will return to long-term historical trends, we do expect that energy demand will continue to be affected in the near term as companies cut back production, close plants and delay or reduce purchasing decisions.
Operations
Revenue
Retail Electricity Transactions
We earn a monthly commission on energy sales contracted through our online auction platform from each energy supplier based on the energy usage transacted between the energy supplier and energy consumer. Our commissions are not based on the retail price for electricity; rather on the amount of energy consumed. Commissions are based on the energy usage transacted between the energy supplier and energy consumer multiplied by our contractual commission rate. Our contractual commission rate is negotiated with the energy consumer on a procurement-by-procurement basis based on energy consumer specific circumstances, including the size of auction, internal effort required to organize and run the respective auction and competitive factors, among others. Once the contractual commission is agreed to with the energy consumer, all energy suppliers participating in the auction agree to that rate. That commission rate remains fixed for the duration of the contractual term regardless of energy usage. Energy consumers provide us with a letter of authorization to request their usage history from the local utility. We then use this data to compile a usage profile for that energy consumer that will become the basis for the auction. This data may also be used to estimate revenue on a going forward basis, as noted below.
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
Contracts between energy suppliers and energy consumers are signed for a variety of term lengths, with a one year contract term being typical for commercial and industrial energy consumers, and government contracts typically having two to three year terms. As a result of recent commodity price fluctuations, where prices increased sharply in the first half of 2008 and then fell dramatically in the second half of 2008 and into 2009, we have seen our customers take advantage of what they perceive as low prices and contract for multiple year terms. During this period we saw customers in some cases contract for four, five and even six year terms. Our revenue has grown over the last three years through new participants utilizing our World Energy Exchange as well as energy consumers increasing the size or frequency of their transactions on our exchange platform.
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

Retail Natural Gas Transactions
There are two primary fee components to our retail natural gas services — transaction fees and management fees. Transaction fees are billed to and paid by the energy supplier awarded business on the platform. Transaction fees for natural gas and electricity awards are established prior to award and are the same for each supplier. For the majority of our natural gas transactions, we bill the supplier upon the conclusion of the transaction based on the estimated energy volume transacted for the entire award term multiplied by the transaction fee. As with electricity transactions described above, the favorable pricing environment saw certain gas customers also purchase for multiple year terms. Management fees are paid by our energy consumers and are generally billed on a monthly basis for services rendered based on terms and conditions included in contractual arrangements. While substantially all of our retail natural gas transactions are accounted for in accordance with this policy, a certain percentage is accounted for as the natural gas is consumed by the customer and recognized as revenue in accordance with the retail electricity transaction revenue recognition methodology described above.
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

•	amortization of capitalized costs associated with our auction platform and acquired developed technology; and

•	rent, depreciation and other related overhead and facility-related costs.
Sales and marketing
Sales and marketing expenses consist primarily of:
•	salaries, employee benefits and stock-based compensation related to sales and marketing personnel;

•	third party commission expenses to our channel partners;

•	travel and related expenses;

•	amortization related to customer relationships and contracts;

•	rent, depreciation and other related overhead and facility-related costs; and

•	general marketing costs such as trade shows, marketing materials and outsourced services.

General and administrative
General and administrative expenses consist primarily of:
•	salaries, employee benefits and stock-based compensation related to general and administrative personnel;

•	accounting, legal, and other professional fees; and

•	rent, depreciation and other related overhead and facility-related costs.
Interest income (expense), net
Interest income (expense), net consists primarily of:
•	interest income related to the invested portion of the proceeds from our initial public offering; and

•	interest expense related to capital leases.
Income tax provision
We did not record an income tax benefit for the nine months ended September 30, 2009 and 2008 as we provided a full valuation allowance against our deferred tax assets due to uncertainty regarding the realization of those deferred tax assets, primarily net operating loss carryforwards, in the future.
Results of Operations
The following table sets forth certain items as a percent of revenue for the periods presented:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenue	100%	100%	100%	100%
Cost of revenue	26	34	27	40

Gross profit	74	66	73	60
Operating expenses:
Sales and marketing	67	71	68	84
General and administrative	25	32	24	39

Operating loss	(18)	(37)	(19)	(63)
Interest income (expense), net	—	—	—	—
Income tax benefit	—	—	—	—

Net loss	(18)%	(37)%	(19)%	(63)%

Comparison of the Three Months Ended September 30, 2009 and 2008
Revenue

	For the Three Months Ended September 30,
	2009	2008	Increase
Revenue	$3,458,262	$3,289,515	$168,747	5%

Revenue increased 5% primarily due to increased auction activity in our retail and green product lines. The retail product line increase reflects a significant increase in our post and respond product offering specifically new customer wins within the Ohio electricity market as price caps expired during the quarter opening up the territory to competitive supply. The third quarter of 2009 also reflected our success in the environmental commodities product line including the completion of the fifth quarterly auction for RGGI. Partially offsetting the retail and green product line increases was an 11% decrease in management fee revenue resulting from the transitioning of the former EnergyGateway customer base to a performance-based, transaction fee model and a decrease in wholesale revenue due to the timing of certain auction events.

Cost of revenue

	For the Three Months Ended September 30,
	2009		2008
	$	% of Revenue	$	% of Revenue	Decrease
Cost of revenue	$893,668	26%	$1,113,325	34%	$(219,657)	(20)%

The 20% decrease in cost of revenue related to the three month period ended September 30, 2009 as compared to the same period in 2008 was substantially due to decreases in employee costs and, to a lesser extent, travel costs. At September 30, 2009, we had 20 supply desk employees versus 27 in the same period last year as we aligned our cost structure as business and economic conditions evolved. Cost of revenue as a percent of revenue decreased 8% due to the cost decreases noted above and, to a lesser extent, the 5% increase in revenue.
Operating expenses

	For the Three Months Ended September 30,
	2009		2008
	$	% of Revenue	$	% of Revenue	Decrease
Sales and marketing	$2,314,962	67%	$2,355,907	71%	$(40,945)	(2)%
General and administrative	884,841	25	1,041,321	32	(156,480)	(15)

Total operating expenses	$3,199,803	92%	$3,397,228	103%	$(197,425)	(6)%

The 2% decrease in sales and marketing expense for the three month period ended September 30, 2009 as compared to the same period in 2008 primarily reflects general decreases in compensation, travel and promotional costs partially offset by increases in third party commission and consulting costs. Promotional costs decreased as a result of transferring certain functions in-house. Third party commission costs increased 9% substantially due to the 5% increase in revenue and, to a lesser extent, slightly higher commission rates in the third quarter of 2009 compared to the same period in the prior year. Sales and marketing expense as a percentage of revenue decreased 4% primarily due to the 5% increase in revenue and, to a lesser extent, the cost decreases noted above.
The 15% decrease in general and administrative expenses related to the three month period ended September 30, 2009 as compared to the same period in 2008 was primarily due to net decreases in compliance and legal costs and, to a lesser extent, a decrease in intangible amortization. These decreases were partially offset by an increase in employee costs. General and administrative expenses as a percent of revenue decreased 7% due to the cost decreases noted above and the 5% increase in revenue.
Interest income (expense), net
Interest expense, net was approximately $1,000 for the three month period ended September 30, 2009, and interest income, net was approximately $5,000 for the same period in 2008. The decrease in interest income was primarily due to a lower average cash balance in 2009 as compared to 2008, as we utilized the proceeds from our initial public offering to pursue our strategic initiatives.
Income tax provision
We did not record an income tax benefit in either 2009 or 2008 as we provided a full valuation allowance against our deferred tax assets due to uncertainty regarding the realization of those deferred tax assets, primarily net operating loss carryforwards, in the future.
Net loss
We reported a net loss for the three months ended September 30, 2009 of approximately $0.6 million as compared to a net loss of approximately $1.2 million for the three months ended September 30, 2008. The 48% decrease in net loss is primarily due to an overall decrease in cost of revenue and operating expenses and, to a lesser extent, the 5% increase in revenue.
Comparison of the Nine Months Ended September 30, 2009 and 2008
Revenue

	For the Nine Months Ended September 30,
	2009	2008	Increase
Revenue	$11,118,517	$9,164,727	$1,953,790	21%

Revenue increased 21% primarily due to increased auction activity in all of our product lines and new customer wins. The revenue increase reflects increased activity in our retail business including strong bookings generated by our auction and post and respond product offerings. We continued to grow and cultivate our channel partner network as the number of partners increased to 90 as of September 30, 2009 from 54 as of September 30, 2008 with 40 contributing to our revenue as compared to 30 during 2008. In addition, our wholesale product line continued to grow as our customer base increased to 51 at September 30, 2009 from 38 in 2008 and additional customers transacted on the platform. The first nine months of 2009 also reflected our success in the environmental commodities product line including the completion of three quarterly auctions for RGGI in 2009. Partially offsetting these increases was a 15% decrease in management fee revenue resulting from the transitioning of the former EnergyGateway business to a performance-based, transaction fee model.
Cost of revenue

	For the Nine Months Ended September 30,
	2009		2008
	$	% of Revenue	$	% of Revenue	Decrease
Cost of revenue	$2,968,516	27%	$3,626,237	40%	$(657,721)	(18)%

The 18% decrease in cost of revenue related to the nine month period ended September 30, 2009 as compared to the same period in 2008 was substantially due to decreases in employee costs and, to a lesser extent, travel costs. At September 30, 2009, we had 20 supply desk employees versus 27 in the same period last year as we realized operating efficiencies from the integration of the EnergyGateway operation and aligned our cost structure as business and economic conditions evolved. Cost of revenue as a percent of revenue decreased 13% due to the 21% increase in revenue and the cost decreases noted above.
Operating expenses

	For the Nine Months Ended September 30,
	2009		2008
	$	% of Revenue	$	% of Revenue	Decrease
Sales and marketing	$7,548,431	68%	$7,770,567	84%	$(222,136)	(3)%
General and administrative	2,693,796	24	3,562,946	39	(869,150)	(24)

Total operating expenses	$10,242,227	92%	$11,333,513	123%	$(1,091,286)	(10)%

The 3% decrease in sales and marketing expense for the nine month period ended September 30, 2009 as compared to the same period in 2008 primarily reflects general decreases in compensation and travel costs, substantially offset by increases in third party commission costs. Third party commission costs increased 21% primarily due to the 21% increase in revenue. Sales and marketing expense as a percentage of revenue decreased 16% due to the 21% increase in revenue and, to a lesser extent, the net cost decreases noted above.
The 24% decrease in general and administrative expenses related to the nine month period ended September 30, 2009 as compared to the same period in 2008 was primarily due to net decreases in compliance and legal costs, a gain related to a settlement from the early termination of a customer contract in 2007, and, to a lesser extent, employee related costs. These decreases were offset by a write-off of prepaid consulting fees. General and administrative expenses as a percent of revenue decreased 15% substantially due to the 21% increase in revenue, the cost decreases noted above and the gain related to a settlement from the early termination of a customer contract.
Interest income (expense), net
Interest expense, net was approximately $5,000 for the nine month period ended September 30, 2009, and interest income, net was approximately $39,000 for the same period in 2008. The decrease in interest income was primarily due to a lower average cash balance in 2009 as compared to 2008, as we utilized the proceeds from our initial public offering to pursue our strategic initiatives.
Income tax provision
We did not record an income tax benefit in either 2009 or 2008 as we provided a full valuation allowance against our deferred tax assets due to uncertainty regarding the realization of those deferred tax assets, primarily net operating loss carryforwards, in the future.
Net loss
We reported a net loss for the nine months ended September 30, 2009 of approximately $2.1 million as compared to a net loss of approximately $5.8 million for the nine months ended September 30, 2008. The 64% decrease in net loss is primarily due to the 21% increase in revenue and decreases in cost of revenue and operating expenses.

Liquidity and Capital Resources
At September 30, 2009, we had no commitments for material capital expenditures. We have identified and executed against a number of strategic initiatives that we believe are key components of our future growth, including: expanding our community of channel partners, energy consumers and energy suppliers on our exchanges; strengthening and extending our long-term relationships with government agencies; entering into other energy-related markets including wholesale transactions with utilities and the emerging environmental credit markets; making strategic acquisitions and growing our sales force. As of September 30, 2009, our workforce numbered 52 reflecting a net decrease of six from the 58 we employed at September 30, 2008. At September 30, 2009, we had 22 professionals in our sales and marketing and account management groups, 20 in our supply desk group and 10 in our general and administrative group. While we will continue to adjust our workforce as the need and/or opportunity arises, we believe that our operating costs will remain at or below current levels in the short term.
Comparison of September 30, 2009 to December 31, 2008

	September 30,	December 31,
	2009	2008	Increase/(Decrease)
Cash and cash equivalents	$654,436	$1,731,411	$(1,076,975)	(62)%
Trade accounts receivable	3,080,564	2,343,593	736,971	31
Days sales outstanding	82	62	20	32
Working capital	370,235	742,478	(372,243)	(50)
Stockholders’ equity	9,428,332	11,009,131	(1,580,799)	(14)
Cash and cash equivalents decreased 62%, primarily due to an increase in trade accounts receivable and the net loss for the nine months ended September 30, 2009. Trade accounts receivable increased 31% due to the 5% increase in revenue and as a result of days sales outstanding increasing 32%. Days sales outstanding (representing accounts receivable outstanding at September 30, 2009 divided by the average sales per day during the current quarter) increased 32% due to the timing of revenue recognized within the third quarter of 2009 as compared to the fourth quarter of 2008. Revenue from our energy suppliers representing greater than 10% of our revenue decreased to 17% from one energy supplier during the first nine months of 2009, from 22% from the same energy supplier during the first nine months of 2008.
Working capital (consisting of current assets less current liabilities) decreased 50%, primarily due to a $1.1 million decrease in cash and cash equivalents discussed above, substantially offset by a $0.7 increase in trade accounts receivable. Stockholders’ equity decreased 14% primarily due to the net loss for the first nine months of 2009, partially offset by share-based compensation.
Cash used in operating activities for the nine months ended September 30, 2009 was approximately $0.9 million due primarily to increases in trade accounts receivable and the net loss for the period. Cash used in operating activities for the nine months ended September 30, 2008 was approximately $4.8 million due primarily to the net loss for that period. Cash used in investing and financing activities for the nine months ended September 30, 2009 was approximately $142,000 primarily due to purchases of our common stock in connection with the vesting of restricted stock granted to employees and costs incurred in software development. Cash used in investing and financing activities for the nine months ended September 30, 2008 was approximately $419,000, primarily due to costs incurred in software development.
To date we have not experienced any significant liquidity effects from the current economic crisis. Energy suppliers are active participants in the financial markets and have been able to obtain financing when required. Our energy supplier base has been contracting as an industry wide consolidation has been under way over the last several years. We have had several energy consumers file for bankruptcy and liquidate operations as a result of the current economic environment but the effect on our operations has not been significant to date. During the third quarter of 2009, we experienced an approximate 4% decline in electricity usage resulting in a 2.1% reduction in third quarter revenue. While we believe that electricity usage will return to long-term historical trends, we do expect that energy demand will continue to be affected in the near term as companies cut back production, close plants and delay or reduce purchasing decisions.
We have incurred $21.7 million of cumulative operating losses to date. For the nine months ended September 30, 2009, we incurred net losses of $2.1 million and generated a net decrease in cash and cash equivalents of $1.1 million. The cash decrease was primarily due to a $0.7 million increase in our trade accounts receivable and the net loss for the period excluding the effects of non-cash expense items. Non-cash expense items including depreciation, amortization and share-based compensation were $1.8 million, substantially offsetting the net loss of $2.1 million for the first nine months of 2009.

We have historically funded our operations with cash flow from operations and the issuance of various debt and equity instruments. We have approximately $0.7 million of cash and cash equivalents and no bank debt as of September 30, 2009. We expect to continue to fund our operations from existing cash resources, operating cash flow and, when required, the issuance of various debt and equity instruments. That notwithstanding, we believe that our current financial resources are adequate to fund our ongoing operations and pursue our strategic initiatives. Management anticipates that we will reach cash flow positive and improve our liquidity through continued growth. We have consistently decreased our quarterly operating loss and negative cash flow during 2009 and 2008. To the extent our revenue growth does not meet our anticipated targets, we will adjust our cost structure as deemed appropriate. However no assurance can be given that management’s actions will result in profitable operations or positive cash flow.
On September 30, 2009, we entered into a First Loan Modification Agreement (the “Modification Agreement”) with Silicon Valley Bank (“SVB”). The Modification Agreement amends and extends the Loan and Security Agreement with SVB dated September 8, 2008. Under the Modification Agreement, SVB has committed to make advances to the Company in an aggregate amount of up to $3,000,000, subject to availability against certain eligible accounts receivable and eligible retail backlog through March 7, 2011. The credit facility now bears interest at a floating rate per annum based on the prime rate plus 1.25% on advances made against eligible accounts receivable and prime rate plus 2.00% on advances made against eligible retail backlog, with the prime rate being subject to a 4.00% floor. These interest rates are subject to change based on our maintenance of an adjusted quick ratio of one-to-one.
We have not taken advances under the facility and there were no outstanding borrowings at September 30, 2009. As of September 30, 2009, we were in compliance with its covenants under the facility.
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

Revenue Estimation
Our estimates in relation to revenue recognition affect revenue and sales and marketing expense as reflected on our statements of operations, and trade accounts receivable and accrued commissions accounts as reflected on our balance sheets. For any quarterly reporting period, we may not have actual usage data for certain energy suppliers and will need to estimate revenue. We record revenue based on the energy consumers’ historical usage profile. At the end of each reporting period, we adjust historical revenue to reflect actual usage for the period and estimate usage where actual usage is not available. For the nine months ended September 30, 2009, we estimated usage for approximately 7% of our revenue resulting in a negative 0.6%, or approximately $71,000, adjustment to reduce revenue. This decrease in revenue resulted in an approximate $20,000 decrease in sales and marketing expense related to third party commission expense associated with those revenues. Corresponding adjustments were made to trade accounts receivable and accrued commissions, respectively. A 1% difference between this estimate and actual usage would have an approximate $8,000 effect on our revenue for the three months ended September 30, 2009.
Software Development
Certain acquired software and significant enhancements to our software are recorded in accordance with guidance from the FASB. Accordingly, internally developed software costs of approximately $41,000 and $293,000 related to implementation, coding and configuration have been capitalized during the nine months ended September 30, 2009 and 2008, respectively. We amortize internally developed and purchased software over the estimated useful life of the software (generally three years). During the nine months ended September 30, 2009 and 2008, approximately $234,000 and $170,000 were amortized to cost of revenues, respectively. Accumulated amortization was approximately $746,000 and $512,000 at September 30, 2009 and December 31, 2008, respectively.
Our estimates for capitalization of software development costs affect cost of revenue and capitalized software as reflected on our consolidated statements of operations and on our consolidated balance sheets. During the nine months ended September 30, 2009, capitalized software costs were 0.3% of our total assets and amortization expense was approximately 7.9% of cost of revenue. To the extent the carrying amount of the capitalized software costs may not be fully recoverable or that the useful lives of those assets are no longer appropriate, we may need to record an impairment (non-cash) charge and write-off a portion or all of the capitalized software balance on the balance sheet.
Goodwill
We use assumptions in establishing the carrying value and fair value of our goodwill. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired businesses. We account for goodwill that results from acquired businesses in accordance with guidance with the FASB, under which goodwill and intangible assets having indefinite lives are not amortized but instead are assigned to reporting units and tested for impairment annually or more frequently if changes in circumstances or the occurrence of events indicate possible impairment.
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
Impairment of Long-Lived and Intangible Assets
In accordance with guidance from the FASB, we periodically review long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable or that the useful lives of those assets are no longer appropriate. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. During 2009, no impairment of our long-lived assets was recorded as no change in circumstances indicated that the carrying value of the assets was not recoverable.
Income Taxes
In accordance with guidance from the FASB, deferred tax assets and liabilities are determined at the end of each period based on the future tax consequences that can be attributed to net operating loss carryforwards, as well as differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax basis. Deferred income tax expense or credits are based on changes in the asset or liability from period to period. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income. In determining the valuation allowance, we consider past performance, expected future taxable income, and qualitative factors which we consider to be appropriate in estimating future taxable income. Our forecast of expected future taxable income is for future periods that can be reasonably estimated. Results that differ materially from current expectations may cause us to change its judgment on future taxable income and adjust our existing tax valuation allowance.
Our estimates in relation to income taxes affect income tax benefit and deferred tax assets as reflected on our statements of operations and balance sheets, respectively. The deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized in the near term. As of September 30, 2009, we had deferred tax assets of approximately $7.3 million against which a full valuation allowance has been established. To the extent we determine that it is more likely than not that we will recover all of our deferred tax assets, it could result in an approximate $7.3 million non-cash tax benefit.
Share-Based Compensation
In accordance with guidance from the FASB, we recognize the compensation cost of share-based awards on a straight-line basis over the requisite service period of the award. For the nine months ended September 30, 2009, share-based awards consisted of grants of restricted stock and stock options and, for the nine months ended September 30, 2008, share-based awards consisted of grants of restricted stock. The restrictions on the restricted stock lapse over the vesting period. The vesting period of restricted stock is determined by our Board of Directors, and is generally four years for employees. The per-share weighted-average fair value of stock options granted during the nine months ended September 30, 2009 was $3.05 on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Nine-months ended	Expected	Risk	Expected	Expected
September 30,	Dividend Yield	Interest Rate	Option Life	Volatility
2009	—	2.34%	4.75 years	103%
We have two stock incentive plans: the 2003 Stock Incentive Plan, or the 2003 Plan, and the 2006 Stock Incentive Plan, or the 2006 Plan. As of September 30, 2009, 308,981 shares of common stock were reserved under the 2003 Plan. No further grants are allowed under the 2003 Plan. As of September 30, 2009, 708,767 shares of common stock were reserved under the 2006 Plan representing 239,850 outstanding stock options, 39,396 shares of restricted stock outstanding and 429,521 shares available for grant.

Stock Options
A summary of stock option activity under both plans for the nine months ended September 30, 2009 is as follows:

	Number of	Weighted Average
	Stock Options	Exercise Price
Outstanding at December 31, 2008	626,456	$5.08
Granted	77,000	$4.12
Cancelled	(105,625)	$8.34
Exercised	(49,000)	$0.43

Outstanding at September 30, 2009	548,831	$4.74

A summary of common stock options outstanding and common stock options exercisable as of September 30, 2009 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
Range of		Remaining	Aggregate	Number	Remaining	Aggregate
Exercise		Contractual	Intrinsic	Of Shares	Contractual	Intrinsic
Prices	Options	Life	Value	Exercisable	Life	Value
$0.20 - $1.99	163,030	1.11 Years	$456,484	163,030	1.11 Years	$456,484
$2.00 - $3.80	199,800	5.14 Years	103,030	67,750	2.83 Years	24,700
$3.81 - $11.29	97,751	4.52 Years	—	55,652	3.83 Years	—
$11.30 - $13.40	88,250	4.60 Years	—	71,067	4.60 Years	—

	548,831	3.75 Years	$559,514	357,499	2.56 Years	$481,184

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2009 was approximately $157,000. At September 30, 2009, the weighted average exercise price of common stock options outstanding and exercisable was $4.74 and $4.80, respectively.
Restricted Stock
A summary of restricted stock activity under the 2006 Plan for the nine months ended September 30, 2009 is as follows:

		Weighted Average
	Shares	Grant Price
Outstanding at December 31, 2008	118,603	$9.76
Granted	33,880	$3.49
Cancelled	(33,644)	$9.41
Vested	(79,443)	$6.91

Outstanding at September 30, 2009	39,396	$10.41

In December 2008, certain members of the senior management team agreed to receive shares of Company common stock in lieu of cash related to the 2008 annual incentive bonus plan. In addition, certain members of the Board of Directors agreed to receive shares of Company common stock in lieu of approximately $39,000 in cash related to amounts due under the 2009 Directors’ compensation plan. Included in shares granted and in shares vested above is 33,380 shares of common stock issued to employees and non-employee Directors related to these arrangements. The amounts related to director fees are included in share-based compensation within the cash flow statement for the nine months ended September 30, 2009.
There were 1,017,748 shares reserved for issuance under these plans at September 30, 2009.

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2009, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and procedures also were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the third fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In connection with the vesting of restricted stock granted to employees, we withheld shares with value equivalent to employees’ minimum statutory obligations for the applicable income and other employment taxes. A summary of the shares withheld to satisfy employee tax withholding obligations is as follows:

			Total Number of	Maximum
	Total		Shares Purchased	Number of Shares
	Number of	Average	As Part of Publicly	That May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under
Period	Purchased	Per Share	Or Programs	The Plan
7/01/09 - 7/31/09	187	$5.20	—	—
8/01/09 - 8/31/09	60	$3.80	—	—
9/01/09 - 9/30/09	1,372	$3.21	—	—

Total	1,619	$3.46	—	—

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Energy Solutions, Inc.
Dated: November 5, 2009	By:	/s/ Richard Domaleski
Richard Domaleski
Chief Executive Officer

Dated: November 5, 2009	By:	/s/ James Parslow
James Parslow
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of the Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002