Form 10-K
period 2009-12-31
World Energy Solutions, Inc.
filed 2010-03-04
CIK 1371781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number: 001-34289
World Energy Solutions, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3474959

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
446 Main Street
Worcester, Massachusetts 01608
(Address of principal executive offices)
(508) 459-8100
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:	Name of each exchange on which registered:
Common Stock, $.001 par value	NASDAQ Capital Market
Toronto Stock Exchange
Securities registered under Section 12(g) of the Act:
None
Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant based on the last sale price of such stock as reported by the NASDAQ Capital Market on June 30, 2009 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $25,739,537.
As of February 19, 2010, the registrant had 9,076,970 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 20, 2010, are incorporated by reference into Part III of this Report.

World Energy Solutions, Inc.
Form 10-K
For the Year Ended December 31, 2009
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

PART I
Item 1. Business
Overview
World Energy Solutions, Inc. (“World Energy” or the “Company”) is an energy and environmental commodities brokerage company that has developed two online auction platforms, the World Energy Exchange and the World Green Exchange. On the World Energy Exchange, retail energy consumers (commercial, industrial and government) and wholesale energy participants (utilities, electricity retailers and intermediaries) in the United States (“listers”) are able to negotiate for the purchase or sale of electricity and other energy resources from competing energy suppliers (“bidders”) which have agreed to participate on the Company’s auction platform. The World Energy Exchange is supplemented with information about market rules, pricing trends, energy consumer usage and load profiles. Our procurement staff uses this auction platform to conduct auctions, analyze results, guide energy consumers through contracting, and track their contracts, sites, accounts and usage history. Although our primary source of revenue is from brokering electricity and natural gas, we adapted our World Energy Exchange auction platform to accommodate the brokering of green power in 2003 (i.e., electricity generated by renewable resources), wholesale electricity in 2004 and certain other energy-related products in 2005. In 2007, we created the World Green Exchange based on our World Energy Exchange technology and business process. On the World Green Exchange, bidders and listers negotiate for the purchase or sale of environmental commodities such as Renewable Energy Certificates (“RECs”), Verified Emissions Reductions (“VERs”), Certified Emissions Reductions (“CERs”) and Regional Greenhouse Gas Initiative (“RGGI”) allowances.
While the retail product line represents over 80% of our consolidated revenue, we have continued to develop and build solutions to address the wholesale and environmental commodities markets. We support the wholesale product line by utilizing the same technology and process that we developed for the retail product line. Wholesale has evolved into a significant revenue contributor for us with approximately 13% and 10% of our consolidated revenue in 2009 and 2008, respectively. We developed the World Green Exchange to support the environmental commodity product line. The World Green Exchange used our existing post and respond process and technology as the basis for building out the World Green Exchange. We have had numerous successful auctions within the environmental commodities market and have conducted auctions for every major type of environmental commodity including U.S. VERs, Canadian and U.S. RECs and CERs for a European lister. In August 2008, we were awarded a two-year contract with RGGI. RGGI, a consortium of 10 Northeast and Mid-Atlantic states, is the first mandatory market-based effort in the United States to reduce greenhouse gas emissions. RGGI selected our World Green Exchange to sell allowances for the emitting of carbon dioxide emissions from the power sector. In accordance with this contract we will conduct quarterly auctions for RGGI over the two-year period with an option to extend for an additional two year period. We successfully completed six quarterly auctions for RGGI through December 31, 2009.
We continue to apply process and technology to opaque and inefficient markets in the energy and energy related markets. Subsequent to year end we launched the World DR Exchange to create an efficient, transparent and liquid marketplace that benefits customers and suppliers alike in the demand response (DR) industry. The World DR Exchange creates the industry’s first online marketplace for demand response, enabling customers to source DR more efficiently and effectively bringing together curtailment service providers and energy consumers in highly-structured auction events designed to yield price transparency, heighten competition, and maximize the enery consumers share of demand response revenues.
On November 16, 2006, we completed our initial public offering of common stock for the sale of 2,300,000 shares of common stock (as adjusted for the one-for-ten reverse stock split described below) resulting in net proceeds to the Company of approximately $17.5 million (net of offering costs of approximately $3.6 million).
On June 1, 2007, we acquired substantially all of the assets of EG Partners, LLC, formerly known as EnergyGateway LLC (“EnergyGateway”), for $4,951,758 in cash and 537,500 of common shares of World Energy (as adjusted for the one-for-ten reverse stock split described below) plus the assumption of certain liabilities. The EnergyGateway operations are included in these financial statements from June 1, 2007.
On March 27, 2009, we filed a previously approved Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to (i) effect a reverse stock split of our outstanding common stock at a ratio of one-for-ten; and (ii) decrease the number of authorized shares of our common stock from 150,000,000 to 15,000,000. As a result of the reverse stock split, the issued and outstanding shares of common stock were reduced on a basis of one share for every ten shares outstanding. All of our stock related information including issued and outstanding common stock, stock options and warrants to purchase common stock, restricted stock and loss per share for all periods presented have been restated to reflect the reverse stock split.
On October 30, 2009, we entered into an agreement with Bond Capital, Ltd. (“Bond”), a strategic partner of ours, for the purchase of up to $2.5 million of our common stock. Pursuant to the agreement, a purchasing entity, an affiliate of Bond, acquired $1.0 million of our common stock at $2.97 per share on November 6, 2009. We agreed to offer an additional $1.5 million in common stock on the same terms to Bond or its designee, with the price to be determined at the time of investment, through January 15, 2010. Subsequent to December 31, 2009, affiliates of Bond purchased an additional $400,000 of our common stock at an average price of $2.63 per share bringing the net amount raised under the financing agreement to $1.3 million.

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
The federal government regulates the electricity wholesale and transmission business through the Federal Energy Regulatory Commission, or FERC, which draws its jurisdiction from the Federal Power Act, and from other legislation such as the Public Utility Regulatory Policies Act of 1978, the Energy Policy Act of 1992, and the Energy Policy Act of 2005, or EPA 2005. FERC has comprehensive and plenary jurisdiction over the rates and terms for sales of power at wholesale, and over the organization, governance and financing of the companies engaged in such sales. States regulate the sale of electricity at the retail level within their respective jurisdictions, in accordance with individual state laws which can vary widely in material respects. Restructuring of the retail electricity industry in the United States began in the mid-1990s, when certain state legislatures restructured their electricity markets to create competitive markets that enable energy consumers to purchase electricity from competitive energy suppliers.
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
The structure and, ultimately, the success level of industry restructuring has been determined on a state by state basis. There have been three general models for electricity industry restructuring: (i) delayed competition, (ii) phased-in competition, and (iii) full competition. The delayed competition model consists of the state passing legislation authorizing competitive retail electricity markets (i.e., customer choice of electric energy supplier), however, no action is taken by the state regulatory authority charged with utility industry oversight within such state to change the incumbent utility rates for electric energy to encourage competition. The phased-in competition model consists of the state passing legislation authorizing competitive retail electricity markets together with a gradual change of the incumbent utility’s retail electric rates to encourage the competitive supply of electricity over time. The full competition model consists of the state passing legislation authorizing competitive retail electricity markets together with an immediate change to the incumbent local utilities’ retail electric rates that results in the whole commercial, industrial and government, or CIG, electricity market in such state being competitive immediately.
Energy consumers who choose to switch electricity suppliers can either do it themselves by contacting competitive energy suppliers directly, or indirectly, by engaging aggregators, brokers or consultants, collectively referred to as ABCs, to assist them with their electricity procurement.
Competitive Energy Suppliers: These entities take title to power and resell it directly to energy consumers. These are typically well-funded entities, which service both energy consumers directly and also work with ABCs, to contract with energy consumers. Presently, we estimate there are over 40 competitive suppliers, several of which operate on a national level and are registered in nearly all of the 16 states and the District of Columbia that permit CIG energy consumers to choose their electricity supplier and have deregulated pricing to create competitive markets. Of the 16 deregulated states, 12 have viable competitive markets.
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
The federal government regulates the natural gas transmission business through FERC which draws its jurisdiction from the Natural Gas Act, and from other legislation such as the EPA 2005. FERC has comprehensive and plenary jurisdiction over the rates and terms for transmission of gas in interstate commerce, and over the organization, governance and financing of the companies engaged in such transmission. States regulate the distribution and sale of gas at the retail level within their respective jurisdictions, in accordance with individual state laws which can vary widely in material respects.
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
Wholesale Energy
The wholesale electricity market is the competitive market that connects generators (sellers) with utilities, electricity retailers and intermediaries (buyers) who purchase electricity to re-sell on the retail market. We estimate that total wholesale purchases of electric power in 2009 were 4.6 billion MWh. Natural gas is an important input fuel for generators, and U.S. consumption of natural gas in 2009 exceeded 22 trillion cubic feet.
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
Environmental Commodities
Concerns about global warming have spawned a number of initiatives to reduce greenhouse gas emissions. The most widely adopted of these initiatives is the Kyoto Protocol pursuant to which many countries in Europe, Asia and elsewhere have created carbon cap and trade systems. In carbon cap and trade programs, carbon dioxide emission caps are established and producers of these emissions can buy or sell credits in order to meet their required allocations. While the United States has not ratified the Kyoto Protocol at a federal level, there are a number of initiatives in the U.S. at the regional, state and local levels aimed at limiting greenhouse gas emissions, including RGGI, the Western Climate Initiative and the Midwestern Greenhouse Gas Reduction Accord, initiatives adopted by over 25 states and the District of Columbia regarding the minimum requirements mandated to utilities to derive power from renewable sources.

In August 2008, we were awarded a two-year contract with RGGI, which is the first mandatory, market based effort in the United States to reduce greenhouse gas emissions. RGGI selected our World Green Exchange to sell allowances for the emitting of carbon dioxide emissions from the power sector. In accordance with this contract the Company will conduct quarterly auctions for RGGI over the two-year period with an option to extend for an additional two year period. We successfully completed six quarterly auctions for RGGI through December 31, 2009.
Additionally, carbon emissions reduction initiatives and mandates are spurring investments in renewable energy, carbon efficiency and recovery processes to create credits that can be traded to countries or companies seeking to meet mandated carbon emission limits. Thus far, these credits are being traded privately or via exchanges (such as the European Climate Exchange, Evomarkets, and the Chicago Climate Exchange) that have been formed to take advantage of these opportunities, although we believe that a structured auction event may be a more efficient mechanism for transacting these credits.
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

As a requirement to bid in an auction (which is described in greater detail below), bidders must agree to an online agreement to pay our fee if they execute a contract as a result of the auction. Following an auction event, our employees continue to work with the energy consumer and other listers or collectively, the customer, and bidder through the contract negotiation process and, accordingly, we are aware of whether a contract between the customer and bidder is consummated. If a contract is entered into between a customer and bidder using our auction platforms, we are compensated based upon a fixed fee, or commission, that is built into the price of the commodity. This approach is attractive to both the customer and bidder as there is no fee charged to either party if the brokering process does not result in a contract. Our fees are based on the total amount of the commodity transacted between the customer and bidder multiplied by our contractual commission rate. We have master agreements with our bidders, whereby bidders are allowed to bid on customer requirements in exchange for agreeing to pay the fee that we have negotiated with the customer. In order to participate in any specific auction bidders are required to acknowledge and agree to our fee on our online platform prior to participating in any specific auction.
Retail Electricity Transactions
For retail electricity transactions, monthly revenue is based on actual usage data obtained from the energy supplier for a given month or, to the extent actual usage data is not available, based on the estimated amount of electricity delivered to the energy consumer for that month. While the number of contracts closed via the World Energy Exchange in any given period can fluctuate widely due to a number of factors, this revenue recognition method provides for a relatively predictable revenue stream, as revenue is based on energy consumers’ actual historical energy usage profile. However, monthly revenue can still vary from our expectations because usage is affected by a number of variables which cannot always be accurately predicted, such as the weather and the general business conditions affecting our energy consumers.
Contracts between energy consumers and energy suppliers are signed for a variety of term lengths, with a one-year contract term being typical for commercial and industrial energy consumers, and government contracts typically having two to three year, and occasionally five-year terms. The chart below displays our annualized backlog from year-end 2005 through 2009. Annualized backlog represents the revenue that we would derive within the twelve months following the date on which the backlog is calculated from contracts between energy consumers and energy suppliers that are in force on such date, assuming such energy consumers use energy at their historical usage levels. For any particular contract, annualized backlog is calculated by multiplying the energy consumer’s historical usage by our fixed contractual commission rate. This metric is not intended as an estimate of overall future revenues, since it does not purport to include revenues that may be earned during the relevant 12-month backlog period from new contracts or renewals of contracts that expire during such period. In addition, annualized backlog does not represent guaranteed future revenues, and to the extent actual usage under a particular contract varies from historical usage, our revenues under such contract will differ from the amount included in annualized backlog.
In addition to retail electricity contracts, we have ongoing contractual arrangements with retail natural gas customers under which we deliver certain energy management auction administration services for which we receive a monthly fee. Annualized backlog as at December 31, 2009 includes monthly management fees related to natural gas contracts of $1.0 million that have expected revenue associated with them from January 1, 2010 through December 31, 2010. These contracts may expire during the period and therefore the annualized backlog does not include any revenue from expected contract renewals. Also included in our annualized backlog is revenue expected to be derived in the following 12 months from administering quarterly auctions for RGGI.
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
Retail Natural Gas Transactions
There are two primary fee components to our retail natural gas services — transaction fees and management fees. Transaction fees are billed to and paid by the energy supplier awarded business on the platform. Transaction fees for natural gas and electricity awards are established prior to award and are the same for each supplier. For the majority of our natural gas transactions, we bill the supplier upon the conclusion of the transaction based on the estimated energy volume transacted for the entire award term multiplied by the transaction fee. Management fees are paid by our energy consumers and are generally billed on a monthly basis for services rendered based on terms and conditions included in contractual arrangements. While substantially all of our retail natural gas transactions are accounted for in accordance with this policy, a certain percentage is accounted for as the natural gas is consumed by the customer.
Wholesale Transactions
Wholesale transaction fees are invoiced upon the conclusion of the auction based on a fixed fee. These revenues are not tied to future energy usage and are recognized upon the completion of the online auction. For reverse auctions where our customers bid for a consumer’s business, the fees are paid by the bidder. For forward auctions where a lister is selling energy, the fees are typically paid by the lister. While substantially all wholesale transactions are accounted for in this fashion, a small percentage of our wholesale revenue is accounted for as electricity or gas is delivered.
Environmental Commodity Transactions
Environmental commodity transaction fees are accounted for utilizing two primary methods. For regulated allowance programs like RGGI, fees are paid by the lister and are recognized as revenue quarterly as auctions are completed and approved. For all other environmental commodity transactions both the lister and the bidder pay a transaction fee and revenue is recognized upon the consummation of the underlying transaction as credits are delivered by the lister and payment is made by the bidder.
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
Typically, a number of auctions tailored to the customer’s specific needs will be held. Our exchanges provide rapid results and can accommodate a multitude of permutations for offers, including various year terms, quantities, load factors and green power requirements. For commercial and industrial customers or project owners, we typically run two to six auction events per procurement and for large government aggregations that generally are more complex, we typically run 20 to 40 auction events. Each auction event usually lasts 15 minutes or less. Included as part of any auction transaction are date and time stamping of bids, comparison of each bid with benchmark prices, as well as automated stop times, which ensure the integrity of auction events. The exchanges are also periodically synchronized to the atomic clock which is intended to ensure that auction start and stop times are precise.
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
Growth Strategy
Our overall objective is to achieve a preeminent position as the exchange of choice for executing transactions in energy, energy related services and environmental commodities. We seek to achieve our objective by expanding our community of channel partners, customers and bidders on our exchange, strengthening and expanding long-term relationships with government agencies, broadening our product offerings, making strategic acquisitions, and growing our sales force. Key elements of our strategy are as follows:
Continuing to Develop Channel Partner Relationships. A significant majority of the customers using our auction platforms have been introduced to us through our channel partners. Our primary growth strategy is to focus on developing and increasing our number of channel partner relationships in an effort to expand the base of customers using our auction platforms. As illustrated by the diagram below, we have consistently increased the number of channel partners since 2005 from 16 to 94, and have recently made investments to focus on recruitment and training in an effort to accelerate the addition of channel partners. We will also consider future opportunities to work with channel partners who have succeeded in establishing a significant customer base. The following table sets out the growth in our channel partner relationships over the last five fiscal years and data is presented at December 31, 2009.

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
Expand our Share in the Natural Gas Market. While our core competence has traditionally been in electricity brokerage for retail energy consumers, we significantly expanded our current natural gas market share with our acquisition of EnergyGateway. This acquisition provided us with additional staff, natural gas expertise and a post-and-respond software solution to add to our auction capability. We expect this combination to strengthen our natural gas offering and present cross-selling opportunities.
Leverage Early Wins in the Wholesale Market. An important rationale for our initial public offering was to enter the wholesale market where we had initial success in 2006. In 2007, we built a six-person team specifically focused on the opportunities within the wholesale market. Our initial successes have been validated as we have now fifty-four wholesale customers of which thirty-three have contributed to revenue to date. We will continue our push into this market in order to expand our presence and market share.
Brokering Environmental Commodities. We have expanded our operations by entering into the environmental commodities market by creating the World Green Exchange. We have successfully transacted VERs, RECs, and CERs representing substantially all of the currently available environmental commodity types. In August 2008 we were awarded a two-year contract with RGGI to run quarterly auctions to sell regulated allowances as established by RGGI, the only regulated cap-and-trade carbon dioxide allowance program in the United States. We successfully completed the first six quarterly auctions for RGGI through December 31, 2009 under this two-year program. As countries attempt to reduce their environmental emissions in order to achieve compliance under the Kyoto Protocol and U.S.-based initiatives, we believe that the creation and trading of environmental commodities will accelerate. We also believe that the characteristics of this market and these commodities, namely lack of liquidity, lack of transparency and product complexity and differentiation, make our auction process an excellent approach to transacting these commodities. We are pursuing several sub-markets both domestically and internationally, including serving utilities seeking to meet their renewable portfolio standards, working with project owners to maximize the value of their carbon offsets, and facilitating trades between brokers in the secondary market.
Making Strategic Acquisitions. From time to time, we also pursue strategic acquisitions to help us expand geographically, add expertise and product depth, provide accretive revenue and profit streams or a combination of two or more of the above.
Growing our Direct Sales Force. In certain retail markets and in the emerging wholesale energy and environmental commodities markets, we believe a direct sales presence will be a benefit to us. A key growth strategy for us has been to open regional offices (in addition to our Worcester headquarters and Washington, DC sales offices), and staff them with direct sales people. Our direct, inside sales and account management group numbers twenty-one today, compared to two at the time of our initial public offering. These professionals are allocated to each of our primary markets: retail, wholesale and environmental commodities.

Bidders, Listers and Channel Partners
Bidders. Our success is heavily dependent on our bidder relationships, the credibility of our bidders and the integrity of the auction process. Bidders include over 200 competitive electricity and natural gas suppliers and over 100 wholesale electricity suppliers registered on the World Energy Exchange, representing a majority of all suppliers in the deregulated electricity and natural gas markets. To date, there are over 100 registered bidders on the World Green Exchange. Of the registered energy suppliers, approximately 100 had active contracts with energy consumers that were brokered through our World Energy Exchange as of December 31, 2009. One of these bidders accounted for 15% and 22% in the aggregate of our revenue for the years ended December 31, 2009 and 2008, respectively. In order to participate in an auction event, bidders must register with us by either entering into a standard-form agreement pursuant to which the bidder is granted a license to access our auction platform and bid at auction events or by qualifying to participate in an auction pursuant to a government solicitation. Our national standard form agreement is typically for an indefinite term, may be terminated by either party upon 30 days prior written notice, is non-exclusive, non-transferable and cannot be sublicensed. Under our standard-form agreement or the government solicitation, the bidder agrees to pay us a commission, which varies from contract to contract and which is based on a set rate per energy unit consumed by the lister.
Listers. Listers using our auction platform to procure energy and environmental commodities include government agencies, commercial and industrial energy consumers, utilities, municipal utilities, environmental commodity project owners, financial institutions and brokers. Government energy consumers have complex energy needs in terms of both scope and scale, which we believe can best be met with a technology-based solution such as the World Energy Exchange. Additionally, the automated nature of our World Energy Exchange auction platform is designed to support protest free auctions. We have brokered energy for the General Services Administration (“GSA”) and over 25 federal agencies, Montgomery County, Maryland, the State of Maryland, the Commonwealth of Massachusetts, the Commonwealth of Pennsylvania, the State of Delaware, the State of New Jersey, the State of Connecticut and the State of Rhode Island and the 10 Northeast and Mid-Atlantic states participating in RGGI including New York and the New England states.
Our contracts for the online energy procurements with these governmental entities are typically for multiple years ranging from two to five years. During this contractual period, the governmental entity may run various auctions for different locations or agencies that fall under their purview. As a result, revenue from these customers could extend beyond the actual contractual term. We have contracts with 7 of the 12 currently deregulated states that are competitive. As additional states open their electricity markets to competition and suppliers enter those markets creating a competitive landscape, we plan to actively market our services to them. These contracts do not require that the government energy consumer use our services and, as is typical in government procurements, contain termination for convenience clauses. If a contract was terminated for convenience, it would typically not have any bearing on energy delivered through the termination date.
One of the energy consumers using our auction platform accounted for approximately 10% in the aggregate of our revenue for the year ended December 31, 2009, and two of these energy consumers accounted for over 10% individually and approximately 23% in the aggregate of our revenue for the year ended December 31, 2008.
Direct Sales. We also maintain a direct sales arm of our business. Retail targets of direct sales efforts are typically large companies with facilities in many geographic locations including hotel chains, property management firms, big box retailers, supermarkets, department stores, drug stores, convenience stores, restaurant chains, financial services firms and manufacturers across various industries. We also are pursuing utilities, municipal utilities, and retail energy providers in the wholesale market, and project owners, customers seeking to meet compliance obligations, and brokers in the environmental commodities markets.
Channel Partners. We also target customers through our channel partner model. These are firms with existing client relationships with certain customers that would benefit from the addition of an online procurement solution. Channel partners consist of a diverse array of companies including energy service companies, demand side consultants and manufacturers, ABCs and strategic sourcing companies, but in the most general terms they are resellers or distributors. As of December 31, 2009, we had entered into agreements with 94 channel partners that are currently engaged in efforts to source potential transactions to our exchanges, although not all have sourced a transaction for which an auction has been completed. Upon identifying opportunities with new channel partners, we enter into a channel partner agreement that grants the channel partner a non-exclusive right to sell our procurement process typically for a term of one year, which renews automatically unless terminated upon 30 days written notice. The channel partner receives a commission based generally on the amount of involvement of the channel partner in the procurement process.
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
We operate our platform under the trade names “World Energy Exchange” and “World Green Exchange”. We own the following registered trademarks in the United States: World Energy Solutions, World Green Exchange, and World Energy Exchange. We also own the following domain names: worldenergy.com, wesplatform.com, wexch.com, worldenergyexchange.com, echoicenet.com, e-choicenet.com, worldenergysolutions.com, worldenergysolutions.net, worldenergy.biz, worldgreenexchange.com, worldgreenexchange.biz, worldgreenexchange.info, worldgreenexchange.us, worldpowerexchange.com, and worldenergysolutionsinc.com. To protect our intellectual property, we rely on a combination of copyright and trade secret laws and the domain name dispute resolution system.
Our corporate name and certain of our trade names may not be eligible for protection if, for example, they are generic or in use by another party. We may be unable to prevent competitors from using trade names or corporate names that are confusingly similar or identical to ours. Until recently, a company organized under the laws of the State of Florida and whose shares are publicly traded under the symbol “WEGY” also operated under the name “World Energy Solutions, Inc.” According to its filings with the SEC, this other company changed its name to “World Energy Solutions” in November 2005, and is in the business of energy conservation technologies and environmental sustainability. This appears to be a different business than ours. On January 26, 2009, we entered into a settlement agreement with WEGY pursuant to which WEGY changed its legal name, ceased use of the phrase “World Energy Solutions”, and transferred the domain name “worldenergysolutionsinc.com” to us.
We do not have any patents and if we are unable to protect our copyrights, trade secrets or domain names, our business could be adversely affected. Others may claim in the future that we have infringed their intellectual property rights.
Personnel
As of December 31, 2009, we had fifty-four employees consisting of three members of senior management, twenty-two sales and marketing employees, two information technology employees, twenty-one trading desk employees and six administrative employees. In addition, we rely on a number of consultants and other advisors. The extent and timing of any increase in staffing will depend on the availability of qualified personnel and other developments in our business. None of the employees are represented by a labor union, and we believe that we have good relationships with our employees.

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
On December 5, 2006 we concluded our initial public offering for the sale of 2,300,000 shares of common stock (as adjusted for our one-for-ten reverse stock split on March 27, 2009) resulting in net proceeds to the Company of approximately $17.5 million (net of offering costs of approximately $3.6 million). In connection with the closing of this offering all of the outstanding shares of convertible preferred stock and non-voting common stock converted into 1,941,631 shares of voting common stock (as adjusted for our one-for-ten reverse stock split on March 27, 2009).
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
We have a limited operating history upon which you can evaluate our business and prospects. We began assisting in energy transactions in 2001 and introduced our current auction model in April of that same year. Further, we have a history of losses and, at December 31, 2009, we had an accumulated deficit of approximately $22.0 million. We cannot provide any assurance that we will be profitable in any given period or at all. You must consider our business, financial history and prospects in light of the risks and difficulties we face as an early stage company with a limited operating history.
A prolonged recession, instability in the financial markets, and insufficient financial sector liquidity, could negatively impact our business.
The consequences of a prolonged recession could include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. A lower level of economic activity could result in a decline in energy consumption, which could adversely affect our revenues and future growth. Economic downturns or periods of high energy supply costs typically lead to reductions in energy consumption and increased conservation measures. During 2009 we experienced a gradual decline in electricity usage which had a negative impact on our revenue. A lag in a subsequent recovery could continue to have an adverse effect on our results of operations, cash flows or financial position. Instability in the financial markets as a result of recession or otherwise, as well as insufficient financial sector liquidity, also could affect the cost of capital and both bidders and our ability to raise capital.
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
We derived approximately 56% of our revenue during 2009 from the brokerage of electricity. Although our reliance on the brokerage of electricity has diminished as we implemented our strategy to expand brokerage into other markets, we believe that our revenue will continue to be highly dependent on the level of activity in the electricity market for the near future. Transaction volume in the electricity market is subject to a number of variables, such as consumption levels, pricing trends, availability of supply and other variables. We have no control over these variables, which are affected by geopolitical events such as war, threat of war, terrorism, civil unrest, political instability, environmental or climatic factors and general economic conditions. We are particularly vulnerable during periods when energy consumers perceive that electricity prices are at elevated levels since transaction volume is typically lower when prices are high relative to regulated utility prices. Accordingly, if electricity transaction volume declines sharply, our results will suffer.
The online brokerage of energy and environmental commodities is a relatively new and emerging market and it is uncertain whether our auction model will gain widespread acceptance.
The emergence of competition in the energy and environmental commodities markets is a relatively recent development, and industry participants have not yet achieved consensus on how to most efficiently take advantage of the competitive environment. We believe that as the online energy brokerage industry matures, it is likely to become dominated by a relatively small number of competitors that can offer access to the largest number of competitive suppliers and consumers. Brokerage exchanges with the highest levels of transaction volume will likely be able to offer bidders lower transaction costs and offer listers better prices, which we believe will increasingly create competitive barriers for smaller online brokerage exchanges. For us to capitalize on our position as an early entrant into this line of business, we will need to generate widespread support for our auction platform and continue to rapidly expand the scale of our operations. Other online auction or non-auction strategies may prove to be more attractive to the industry than our auction model. If an alternative brokerage exchange model becomes widely accepted in the electricity industry and/or the environmental commodities brokerage industry we participate in, our business will be adversely affected.
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
Even if our auction brokerage model achieves widespread acceptance as the preferred means to transact energy and environmental products, we may be unsuccessful in competing against current and future competitors.
We expect that competition for online brokerage of energy and environmental products will intensify in the near future in response to expanding restructured energy markets that permit consumer choice of energy sources and as technological advances create incentives to develop more efficient and less costly energy procurement in regional and global markets. The barriers to entry into the online brokerage marketplace are relatively low, and we expect to face increased competition from traditional off-line energy brokers, other established participants in the energy industry, online services companies that can launch online auction services that are similar to ours and demand response providers.
Many of our competitors and potential competitors have longer operating histories, better brand recognition and significantly greater financial resources than we do. The management of some of these competitors may have more experience in implementing their business plan and strategy and they may have pre-existing commercial or other relationships with large listers and/or bidders which would give them a competitive advantage. We expect that as competition in the online marketplace increases, brokerage commissions for the energy and environmental commodities industries will decline, which could have a negative impact on the level of brokerage fees we can charge per transaction and may reduce the relative attractiveness of our exchange services. We expect that our costs relating to marketing and human resources may increase as our competitors undertake marketing campaigns to enhance their brand names and to increase the volume of business conducted through their exchanges. We also expect many of our competitors to expend financial and other resources to improve their network and system infrastructure to compete more aggressively. Our inability to adequately address these and other competitive pressures would have a material adverse effect on our business, prospects, financial condition and results of operations.

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
While we have made significant progress in pursuing these initiatives, we cannot assure you that we will be successful in executing against any of these key strategic initiatives, or that our time to market will be sooner than that of competitors. Some of these initiatives relate to new services or products for which there are no established markets, or in which we lack experience and expertise. If we are unable to continue to implement some or all of our key strategic initiatives in an effective and timely manner, our ability to improve our competitive position may be negatively impacted, which would have a material and adverse effect on our business and prospects.
Our costs will continue to increase as we expand our business and in the event that our revenue does not increase proportionately, we will generate significant operating losses in the future.
We have significantly increased our operating expenses as we expanded our brokerage capabilities to offer additional energy-related products, increased our sales and marketing efforts and developed our administrative organization. We also are incurring increased costs as a result of being a publicly held company with shares listed on both the NASDAQ Capital Market and the Toronto Stock Exchange (TSX). As we continue to expand our business, we may incur additional operating losses. For the year ended December 31, 2009 we incurred a net loss of approximately $2.3 million, which was a direct result of these increased costs. In addition, our budgeted expense levels are based, in significant part, on our expectations as to future revenue and are largely fixed in the short term. As a result, we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue which could compound those losses in any given fiscal period.
We depend on the services of our senior executives and other key personnel, the loss of whom could negatively affect our business.
Our future performance will depend substantially on the continued services of our senior management and other key personnel, including our chief information officer, senior vice president of operations and our market directors. If any one or more of such persons leave their positions and we are unable to find suitable replacement personnel in a timely and cost efficient manner, our business may be disrupted and we may not be able to achieve our business objectives, including our ability to manage our growth and successfully implement our strategic initiatives. We do not have long-term employment agreements with any of our senior management or other key personnel and we do not have a non-competition agreement with our current chief executive officer.
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
We do not have contracts for fixed volumes with the bidders who use our auction platform and we depend on a small number of key bidders, and the partial or complete loss of one or more of these bidders as a participant on our auction platform could undermine our ability to execute effective auctions.
We do not have contracts for fixed volumes with any of the bidders who use our auction platform. One of these bidders represented 15% and 22% of our revenue for the years ended December 31, 2009 and 2008, respectively. The loss of this or other significant bidders will negatively impact our operations, particularly in the absence of our ability to locate additional national bidders. We do not have agreements with any of these bidders preventing them from directly competing with us or utilizing competing services.

We depend on a small number of key listers for a significant portion of our revenue, many of which are government entities that have no obligation to use our auction platform or continue their relationship with us, and the partial or complete loss of business of one or more of these consumers could negatively affect our business.
Our listers are comprised primarily of large businesses and government organizations. One of these listers represented 10% of our revenue for the year ended December 31, 2009, and two of these listers accounted for over 10% individually and 23% in the aggregate of our revenue for the year ended December 31, 2008. Our government contracts are typically for multiple years but are subject to government funding contingencies and cancellation for convenience clauses. Although our non-government contracts create a short-term exclusive relationship with the lister, typically this exclusivity relates only to the specific auction event and expires during the term of the energy contract. Accordingly, we do not have ongoing commitments from these listers to purchase any of their incremental energy or environmental commodity requirements utilizing our auction platform, and they are not prohibited from using competing brokerage services. The loss of any of these key listers will negatively impact our revenue, particularly in the absence of our ability to attract additional listers to use our service.
We depend on our channel partners to establish and develop certain of our relationships with listers and the loss of certain channel partners could result in the loss of certain key listers.
We rely on our channel partners to establish certain of our relationships with listers. Our ability to maintain our relationships with our channel partners will impact our operations and revenue. We depend on the financial viability of our channel partners and their success in procuring listers on our behalf. One of our channel partners was involved with identifying and qualifying listers which entered into contracts that accounted for 24% and 32% of our revenue for the years ended December 31, 2009 and 2008, respectively. Channel partners may be involved in various aspects of a deal including but not limited to lead identification, the selling process, project management, data gathering, contract negotiation, deal closing and post-auction account management. To the extent that a channel partner ceases to do business with us, or goes bankrupt, dissolves, or otherwise ceases to carry on business, we may lose access to that channel partner’s existing client base, in which case the volume of energy traded through the World Energy Exchange will be adversely affected and our revenue will decline.
Our business depends heavily on information technology systems the interruption or unavailability of which could materially damage our operations.
The satisfactory performance, reliability and availability of our exchange, processing systems and network infrastructure are critical to our reputation and our ability to attract and retain listers and bidders to our exchanges. Our efforts to mitigate systems risks may not be adequate and the risk of a system failure or interruption cannot be eliminated. Although we have never experienced an unscheduled interruption of service, any such interruption in our services may result in an immediate, and possibly substantial, loss of revenue and damage to our reputation.
Our business also depends upon the use of the Internet as a transactions medium. Therefore, we must remain current with Internet use and technology developments. Our current technological architecture may not effectively or efficiently support our changing business requirements.
Any substantial increase in service activities or transaction volume on our exchanges may require us to expand and upgrade our technology, transaction processing systems and network infrastructure. There can be no assurance that we will be able to successfully do so, and any failure could have a material adverse effect on our business, results of operations and financial condition.
Breaches of online security could damage or disrupt our reputation and our ability to do business.
To succeed, online communications must provide a secure transmission of confidential information over public networks. Security measures that are implemented may not always prevent security breaches that could harm our business. Although to our knowledge we have never experienced a breach of online security, compromise of our security could harm our reputation, cause users to lose confidence in our security systems and to not source their energy and environmental commodities using our auction platform and also subject us to lawsuits, sanctions, fines and other penalties. In addition, a party who is able to circumvent our security measures could misappropriate proprietary information, cause interruptions in our operations, damage our computers or those of our users, or otherwise damage our reputation and business. Our insurance policies may not be adequate to reimburse us for losses caused by security breaches.
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
It is possible that we will have international operations in the future. These operations may include the brokering of green credits in countries signatory to the Kyoto Protocol and the brokering of energy in other geographic markets where we believe the demand for our services may be strong. To the extent we enter geographic markets outside of the United States, our international operations will be subject to a number of risks and potential costs, including:
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
The passage of new legislation and the imposition of additional tax requirements could increase the costs to bidders and listers using our auction platform and, accordingly, could harm our business. There have been, and will continue to be, ongoing costs associated with complying with the various indirect tax requirements in the numerous states, localities or countries in which we currently conduct or will conduct business.
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

We may expand our business through the acquisition of other businesses and technologies which will present special risks.
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
We have developed proprietary software, logos, brands, service names and web sites, including our proprietary auction platform. Although we have taken certain limited steps to protect our proprietary intellectual property (including consulting with outside patent and trademark counsel regarding protection of our intellectual property and implementing a program to protect our trade secrets), we have not applied for any patents with respect to our auction platform. We have registered the following trademarks in the United States and certain other countries: World Energy Solutions, World Green Exchange, and World Energy Exchange, and we filed applications for these trademarks in additional countries. The steps we have taken to protect our intellectual property may be inadequate to deter misappropriation of our proprietary information or deter independent development of similar technologies by others. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, vendors, former employees and current employees, despite the existence of confidentiality agreements and other contractual restrictions. If our intellectual property rights are not adequately protected, we may not be able to continue to commercialize our services. We may be unable to detect the unauthorized use of, or take adequate steps to enforce, our intellectual property rights. In addition, certain of our trade names may not be eligible for protection if, for example, they are generic or in use by another party. Accordingly, we may be unable to prevent competitors from using trade names that are confusingly similar or identical to ours.
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
Our corporate name and certain of our trade names may not be eligible for protection if, for example, they are generic or in use by another party. We may be unable to prevent competitors from using trade names or corporate names that are confusingly similar or identical to ours. Until recently, a company organized under the laws of the State of Florida and whose shares are publicly traded under the symbol “WEGY” also operated under the name “World Energy Solutions, Inc.” According to its filings with the SEC, this other company changed its name to “World Energy Solutions” in November 2005, and is in the business of energy conservation technologies and environmental sustainability. This appears to be a different business than ours. On January 26, 2009, we entered into a settlement agreement with WEGY pursuant to which WEGY changed its legal name, ceased use of the phrase “World Energy Solutions”, and transferred the domain name “worldenergysolutionsinc.com” to us.

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
We cannot predict the extent to which investors’ interests will provide an active trading market for our common stock or whether the market price of our common stock will be volatile. The market for early stage Internet and technology stocks has been extremely volatile. The following factors, many of which are outside of our control, could cause the market price of our common stock to decrease significantly from recent prices:
•	loss of any of the major listers or bidders using our auction platform;
•	departure of key personnel;
•	variations in our quarterly operating results;
•	announcements by our competitors of significant contracts, new transaction capabilities, enhancements, lower fees, acquisitions, distribution partnerships, joint ventures or capital commitments;
•	changes in governmental regulations and standards affecting the energy industry and our products, including implementation of additional regulations relating to consumer data privacy;
•	decreases in financial estimates by equity research analysts;
•	sales of common stock or other securities by us in the future; and
•	fluctuations in stock market prices and volumes.
In the past, securities class action litigation often has been initiated against a company following a period of volatility in the market price of the company’s securities. If class action litigation is initiated against us, we will incur substantial costs and our management’s attention will be diverted from our operations. All of these factors could cause the market price of our stock to decline, and you may lose some or all of your investment. Also due to the size of the market capitalization of our shares, the market for our common stock may be volatile and may not afford a high level of liquidity.
Future sales of our common stock by persons who were stockholders prior to our initial public offering or who required restricted securities that became available for public resale could cause our stock price to decline.
A substantial portion of our stockholders prior to our initial public offering were subject to lock-up agreements with the underwriters that restricted their ability to transfer their stock for at least 365 days after the date of the offering. On November 30, 2007, these lock-up provisions expired and an additional 433,687 shares of our common stock became eligible for sale in the public market. In addition, in January 2007 we filed a registration statement with the SEC covering all of the shares subject to options outstanding, but not exercised, and all of the shares available for future issuance under our stock incentive plans. In November 2007, we filed a registration statement with the SEC covering all of the shares issued to the former owner of the EnergyGateway shares. The perception in the public market that our stockholders might sell shares of common stock could also depress the market price of our common stock. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause you to lose part or all of your investment in our shares of common stock.
Our directors and executive officers have substantial control over us and could limit your ability to influence the outcome of key transactions, including changes of control.
As of December 31, 2009 our executive officers and directors and entities affiliated with them, beneficially own, in the aggregate, approximately 27% of our outstanding common stock. In particular, Richard Domaleski, our chief executive officer, beneficially owns approximately 22% of our outstanding common stock. Our executive officers, directors and affiliated entities, if acting together, would be able to control or influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We do not own any real property. We lease the business premises in the following locations for the stated principal uses:

	Approx. Floor
Location	Space (Sq. Ft.)	Principal Use
446 Main Street, Worcester, MA (1)	7,458	Executive office and general administration
1215 19th Street NW, Washington, DC (2)	400	Branch office
10001 Woodloch Forest Drive, The Woodlands, TX (3)	2,027	Branch office
770 East Market Street, West Chester, PA (4)	575	Branch office
4495 Bradenton Avenue, Dublin OH (5)	4,500	Branch office

Note:

(1)	Pursuant to a five year lease agreement with Sovereign Bank, as amended, expiring December 31, 2010, at a monthly rate of $12,430 plus operating expenses and taxes.

(2)	Pursuant to a five-year lease agreement with Roosevelt Land, LP expiring July 16, 2011, at a monthly rate of $5,000, plus operating expenses and taxes.

(3)	Pursuant to a five-year lease agreement with NNN Waterway Plaza, expiring March 31, 2012, at a monthly rate escalating to $5,574, plus operating expenses and taxes.

(4)	Pursuant to a two-year lease agreement, as amended, with High Associates LTD expiring March 31, 2010, at a monthly rate escalating to $970, plus certain operating expenses.

(5)	Pursuant to a 62-month lease agreement with Rickert Property Management, expiring July 31, 2012, at a monthly rate escalating to $3,750, plus operating expenses and taxes.
Item 3. Legal Proceedings
From time to time we may be a party to various legal proceedings arising in the ordinary course of our business. Our management is not aware of any litigation outstanding, threatened or pending as of the date hereof by or against us or our properties which we believe would be material to our financial condition or results of operations.
Item 4. Reserved

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock began trading on the TSX (Symbol “XWE”) on November 16, 2006, and on the NASDAQ (Symbol “XWES”) on April 6, 2009. Prior to trading on the TSX, there was no established public trading market for our common stock.
On March 27, 2009, we filed a previously approved Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to (i) effect a reverse stock split of our outstanding common stock at a ratio of one-for-ten; and (ii) decrease the number of authorized shares of our common stock from 150,000,000 to 15,000,000. As a result of the reverse stock split, the issued and outstanding shares of common stock were reduced on a basis of one share for every ten shares outstanding. All of our stock related information including issued and outstanding common stock, stock options and warrants to purchase common stock, restricted stock and loss per share for all periods presented have been restated to reflect the reverse stock split.
The following table sets forth the high and low closing prices per share reported on the NASDAQ for April 6, 2009 and periods subsequent to that date, and on the TSX for periods prior to April 6, 2009 (in U.S. $’s):

	High	Low
2009:
First quarter	$3.85	$2.10
Second quarter	$7.86	$3.16
Third quarter	$5.20	$3.00
Fourth quarter	$3.87	$2.72

2008:
First quarter	$9.57	$7.01
Second quarter	$14.19	$8.76
Third quarter	$11.35	$3.73
Fourth quarter	$4.43	$1.37
On February 19, 2010, the last reported sale price of our common stock on the NASDAQ was $2.90 per share and there were 116 holders of record of our common stock.
We have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any dividends in the foreseeable future.
Information regarding our equity compensation plans required by this item is incorporated by reference to the information appearing under the caption “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.
Recent Sales of Unregistered Securities
We issued shares of common stock pursuant to common stock purchase agreements entered into with The Pressberg Living Trust U/A/D March 10, 2006 (for the purchase of 336,700 shares of common stock on November 5, 2009), The Wolf Family Limited Partnership (for the purchase of 94,482 shares of common stock on January 4, 2010), Feiler Trust Dtd 2/2/01 (for the purchase of 19,305 shares of common stock on January 21, 2010) and Marc J. Warren (for the purchase of 38,610 shares of common stock on January 22, 2010). Proceeds from the transaction will be used for general corporate purposes, including supporting our growth initiatives. The sales were unregistered and were conducted pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.
Repurchase of Equity Securities
In connection with the vesting of restricted stock granted to employees, we withheld shares with value equivalent to employees’ minimum statutory obligations for the applicable income and other employment taxes. A summary of the shares withheld to satisfy employee tax withholding obligations for the three months ended December 31, 2009 is as follows:

			Total Number of	Maximum
	Total		Shares Purchased	Number of Shares
	Number of	Average	As Part of Publicly	That May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under
Period	Purchased	Per Share	Or Programs	The Plan
10/01/09 – 10/31/09	201	$3.01	—	—
11/01/09 – 11/30/09	60	$3.01	—	—
12/01/09 – 12/31/09	1,329	$3.17	—	—

Total	1,590	$3.14	—	—

Item 6. Selected Consolidated Financial Data
The following table summarizes our consolidated financial data for the periods presented. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those consolidated financial statements appearing elsewhere in this annual report. The selected consolidated statements of operations data for the fiscal years ended December 31, 2009, 2008 and 2007, and the selected consolidated balance sheet data as of December 31, 2009 and 2008 are derived from the audited consolidated financial statements, which are included elsewhere in this document. The selected consolidated statements of operations data for the years ended December 31, 2006 and 2005, and the consolidated balance sheet data at December 31, 2007, 2006 and 2005 are derived from our audited consolidated financial statements not included in this document. The financial data reflects the Company’s acquisition of EnergyGateway as of June 1, 2007. Historical results are not necessarily indicative of the results to be expected in future periods.

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
Consolidated Statement of Operations Data:
Revenue	$14,618,275	$12,444,692	$9,188,265	$5,763,098	$4,673,987
Cost of revenue	3,709,957	4,552,215	2,874,678	1,166,426	648,410

Gross profit	10,908,318	7,892,477	6,313,587	4,596,672	4,025,577

Operating expenses:
Sales and marketing	9,714,900	10,057,361	8,598,256	3,227,263	2,649,786
General and administrative	3,520,886	4,669,807	5,858,810	1,862,450	995,703

Total operating expenses	13,235,786	14,727,168	14,457,066	5,089,713	3,645,489

Operating income (loss)	(2,327,468)	(6,834,691)	(8,143,479)	(493,041)	380,088
Other income (expense), net	(6,051)	39,531	563,294	(312,280)	(86,838)

Income (loss) before income taxes	(2,333,519)	(6,795,160)	(7,580,185)	(805,321)	293,250
Income tax (expense) benefit	—	—	(1,061,720)	304,228	754,000

Net income (loss)	(2,333,519)	(6,795,160)	(8,641,905)	(501,093)	1,047,250
Accretion of preferred stock issuance costs	—	—	—	(6,299)	(7,199)

Net income (loss) available to common stockholders	$(2,333,519)	$(6,795,160)	$(8,641,905)	$(507,392)	$1,040,051

Net income (loss) available to common stockholders per share:
Basic Voting	$(0.27)	$(0.82)	$(1.08)	$(0.11)	$0.21
Basic Non-Voting	$—	$—	$—	$—	$0.21
Diluted Voting and Non-Voting	$(0.27)	$(0.82)	$(1.08)	$(0.11)	$0.15

Weighted average shares outstanding — Basic:
Voting Common Stock	8,512,060	8,310,315	7,979,359	4,557,648	3,304,947
Non-Voting Common Stock	—	—	—	—	677,833

Total Common Stock-Basic	8,512,060	8,310,315	7,979,359	4,557,648	3,982,780

Weighted average shares outstanding — Diluted:	8,512,060	8,310,315	7,979,359	4,557,648	5,450,656

	As of December 31,
	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,046,909	$1,731,411	$7,001,884	$17,483,886	$1,584,066
Working capital	1,548,986	742,478	5,323,622	16,639,898	1,372,542
Total assets	13,894,125	14,776,640	20,800,565	20,791,381	3,787,842
Long-term liabilities	16,003	3,737	46,222	87,844	1,879,745
Series A redeemable convertible preferred stock	—	—	—	—	1,501,698
Accumulated deficit	(21,981,951)	(19,648,432)	(12,853,272)	(4,211,367)	(3,710,274)
Total stockholders’ equity (deficit)	$10,258,142	$11,009,131	$16,859,799	$17,945,002	$(938,883)

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
Overview
World Energy is an energy and environmental commodities brokerage company that has developed two online auction platforms, the World Energy Exchange and the World Green Exchange. On the World Energy Exchange, retail energy consumers (commercial, industrial and governmental) and wholesale energy participants (utilities, electricity retailers, and intermediaries) in the United States (“listers”) are able to negotiate for the purchase or sale of electricity and other energy resources from competing energy suppliers (“bidders”) which have agreed to participate on our auction platform. The World Energy Exchange is supplemented with information about market rules, pricing trends, energy consumer usage and load profiles. Our procurement staff uses this auction platform to conduct auctions, analyze results, guide energy consumers through contracting, and track their contracts, sites, accounts and usage history. Although our primary source of revenue is from brokering electricity and natural gas, we adapted our World Energy Exchange auction platform to accommodate the brokering of green power in 2003 (i.e. electricity generated by renewable resources), wholesale electricity in 2004 and certain other energy-related products in 2005. In 2007, we created the World Green Exchange based on the World Energy Exchange technology and business process. On the World Green Exchange, bidders and listers negotiate for the purchase or sale of environmental commodities such as Renewable Energy Certificates, Verified Emissions Reductions, Certified Emissions Reductions and Regional Greenhouse Gas Initiative (“RGGI”) allowances.
On November 16, 2006, we completed our initial public offering of common stock for the sale of 2,300,000 shares of common stock (“IPO”) (as adjusted for the one-for-ten reverse stock split described below), resulting in net proceeds to us of approximately $17.5 million (net of offering costs of approximately $3.6 million).
On June 1, 2007, we acquired substantially all of the assets of EG Partners, LLC, formerly known as EnergyGateway LLC (“EnergyGateway”), for $4,951,758 in cash and 537,500 common shares of World Energy (as adjusted for the one-for-ten reverse stock split described below) plus the assumption of certain liabilities. The EnergyGateway operations are included in these financial statements from June 1, 2007.
On March 27, 2009, we filed a previously approved Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to (i) effect a reverse stock split of its outstanding common stock at a ratio of one-for-ten; and (ii) decrease the number of authorized shares of its common stock from 150,000,000 to 15,000,000. As a result of the reverse stock split, the issued and outstanding shares of common stock were reduced on a basis of one share for every ten shares outstanding. All of our stock related information including issued and outstanding common stock, stock options and warrants to purchase common stock, restricted stock and loss per share for all periods presented have been restated to reflect the reverse stock split.
On October 30, 2009, we entered into an agreement with Bond Capital, Ltd. (“Bond”), a strategic partner of ours, for the purchase of up to $2.5 million of World Energy’s common stock. Pursuant to the agreement, a purchasing entity, an affiliate of Bond, acquired $1.0 million of our common stock at $2.97 per share on November 6, 2009. We agreed to offer an additional $1.5 million in World Energy shares on the same terms to Bond or its designee, with the price to be determined at the time of investment, through January 15, 2010. Subsequent to December 31, 2009, affiliates of Bond purchased an additional $400,000 of our common stock at an average price of $2.63 per share bringing the net amount raised under the financing agreement to $1.3 million.
Since our IPO we significantly grew our employee base from 20 at December 31, 2006 to a high of 66 during the second quarter of 2008. This planned investment allowed us to pursue our strategic initiatives as outlined in our IPO resulting in revenue growth of over 250% since the fourth quarter of 2006. We aggressively invested in all of our product lines in 2007 including building out a direct sales force, expanding our channel partner network and acquiring our largest competitor in our retail product line and building our wholesale and green teams to pursue the opportunities within both of those emerging markets. As our infrastructure investment continued during the first nine months of 2007 in advance of revenue growth, our operating losses increased significantly. These investments began to generate incremental revenue in the fourth quarter of 2007 and we were able to regain the scalability of our business model and reduce our fixed operating costs in the latter half of 2008 and into 2009. The reductions in operating costs resulted from operating efficiencies created by the integration of the EnergyGateway operation and adjustments to our organizational structure as we realigned our staffing and cost structure to match the revenue opportunities as they developed. Our gross margins have increased steadily during 2009 and our operating loss has declined significantly. During the fourth quarter of 2009, our operating loss was approximately $0.2 million and cash provided by operating activities was approximately $0.5 million. The $0.5 million from cash provided by operating activities was attributable to $0.3 million from operating activities as non-cash expense items exceeded the net loss during the fourth quarter and $0.2 million from changes in operating assets and liabilities. We believe that our fixed operating cost structure will remain at current levels in the short-term. However, a portion of our operating costs, including channel partner and internal commission structures, are variable in nature and will increase as revenue levels increase.

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
U.S. and global economic conditions worsened significantly in the fourth quarter of 2008. The stress on international credit markets due to the sharp contraction of the general economy led to a dramatic tightening in liquidity. The U.S. government responded with several initiatives to alleviate the strain on the financial markets. While these programs have had some positive effects on financial systems, credit remains tight and economic conditions in the U.S. and globally remain uncertain. As a result of the decline in economic output, energy demand in many regions was lower, which led to reduced sales and lower margins. While we did experience a decline in reported usage during the first six months of 2009, energy demand was still within our long-term historical norms. During the last 6-months of 2009, however, we experienced an approximate 4.5% decline in electricity usage, which resulted in a 2.4% reduction in expected revenue. While we believe that electricity usage will return to long-term historical trends as economic conditions improve, we do expect that energy demand will continue to be affected in the near term as companies cut back production, close plants and delay hiring and purchasing decisions.
Operations
Revenue
Retail Electricity Transactions
We earn a monthly commission on energy sales contracted through our online auction platform from each bidder or energy supplier based on the energy usage transacted between the energy supplier and lister or energy consumer. Our commissions are not based on the retail price for electricity; rather on the amount of energy consumed. Commissions are based on the energy usage transacted between the energy supplier and energy consumer multiplied by our contractual commission rate. Our contractual commission rate is negotiated with the energy consumer on a procurement-by-procurement basis based on energy consumer specific circumstances, including the size of auction, the effort required to organize and run the respective auction and competitive factors, among others. Once the contractual commission is agreed to with the energy consumer, all energy suppliers participating in the auction agree to that rate. That commission rate remains fixed for the duration of the contractual term regardless of energy usage. Energy consumers provide us with a letter of authorization to request their usage history from the local utility. We then use this data to compile a usage profile for that energy consumer that will become the basis for the auction. This data may also be used to estimate revenue on a going forward basis, as noted below.
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
We do not invoice our energy suppliers for monthly commissions earned and, therefore, we report a substantial portion of our receivables as “unbilled.” Unbilled accounts receivable represents management’s best estimate of energy provided by the energy suppliers to the energy consumers for a specific completed time period at contracted commission rates and is made up of two components. The first component represents energy usage for which we have received actual data from the supplier and/or the utility, but for which payment has not been received at the balance sheet date. The majority of our contractual relationships with energy suppliers require them to supply actual usage data to us on a monthly basis and remit payment to us based on that usage. The second component represents energy usage for which we have not received actual data, but for which we have estimated usage. Commissions paid in advance by certain energy suppliers are recorded as deferred revenue and amortized to commission revenue on a monthly basis on the energy exchanged that month.

Retail Natural Gas Transactions
There are two primary fee components to our retail natural gas services — transaction fees and management fees. Transaction fees are billed to and paid by the energy supplier awarded business on the platform. These fees are established prior to award and are the same for each supplier. For the majority of our natural gas transactions, we bill the supplier upon the conclusion of the transaction based on the estimated energy volume transacted for the entire award term multiplied by the transaction fee. As with electricity transactions described above, the favorable pricing environment saw certain gas customers also purchase for multiple year terms. Management fees are paid by our energy consumers and are generally billed on a monthly basis for services rendered based on terms and conditions included in contractual arrangements. While substantially all of our retail natural gas transactions are accounted for in accordance with this policy, a certain percentage is accounted for as the natural gas is consumed by the customer and recognized as revenue in accordance with the retail electricity transaction revenue recognition methodology described above.
Wholesale Transactions
Wholesale transaction fees are invoiced upon the conclusion of the auction based on a fixed fee. These revenues are not tied to future energy usage and are recognized upon the completion of the online auction. For reverse auctions where our customers bid for a consumer’s business, the fees are paid by the bidder. For forward auctions where a lister is selling energy, the fees are typically paid by the lister. While substantially all wholesale transactions are accounted for in this fashion, a small percentage of our wholesale revenue is accounted for as electricity or gas is delivered similar to the retail electricity transaction methodology described above.
Environmental Commodity Transactions
Environmental commodity transaction fees are accounted for utilizing two primary methods. For regulated allowance programs like RGGI, fees are paid by the lister and are recognized as revenue quarterly as auctions are completed and approved. For all other environmental commodity transactions both the lister and the bidder pay the transaction fee and revenue is recognized upon the consummation of the underlying transaction as credits are delivered by the lister and payment is made by the bidder.
Cost of revenue
Cost of revenue consists primarily of:
•
salaries, employee benefits and stock-based compensation associated with our auction management services, which are directly related to the development and production of the online auction and maintenance of market-related data on our auction platform and monthly management fees (our supply desk function);

•	amortization of capitalized costs associated with our auction platform and acquired developed technology; and
•	rent, depreciation and other related overhead and facility-related costs.
Sales and marketing
Sales and marketing expenses consist primarily of:
•	salaries, employee benefits and stock-based compensation related to sales and marketing personnel;
•	third party commission expenses to our channel partners;
•	travel and related expenses;
•	amortization related to customer relationships and contracts;
•	rent, depreciation and other related overhead and facility-related costs; and
•	general marketing costs such as trade shows, marketing materials and outsourced services.

General and administrative
General and administrative expenses consist primarily of:
•	salaries, employee benefits and stock-based compensation related to general and administrative personnel;
•	accounting, legal, and other professional fees; and
•	rent, depreciation and other related overhead and facility-related costs.
Interest income (expense), net
Interest income (expense), net consists primarily of:
•	interest income earned on cash held in the bank; and
•	interest expense related to capital leases.
Income tax expense
We did not record an income tax benefit for the years ended December 31, 2009 and 2008 as we provided a full valuation allowance against our deferred tax assets due to uncertainty regarding the realization of those deferred tax assets, primarily net operating loss carryforwards, in the future.
Results of Operations
The following table sets forth certain items as a percent of revenue for the periods presented:

	For the Years Ended
	December 31,
	2009	2008	2007
Revenue	100%	100%	100%
Cost of revenue	25	37	31

Gross profit	75	63	69
Operating expenses:
Sales and marketing	67	81	94
General and administrative	24	38	64

Operating loss	(16)	(56)	(89)
Interest income (expense)	—	—	7
Income tax expense	—	—	(12)

Net loss	(16)%	(56)%	(94)%

Comparison of the Years Ended December 31, 2009 and 2008
Revenue

	For the Years Ended
	December 31,
	2009	2008	Increase
Revenue	$14,618,275	$12,444,692	$2,173,583	17%
Revenue increased 17% due to increased auction activity in all of our product lines. The retail product line increase reflects new customer wins with a concentration in the Ohio electricity market as price caps expired during the year opening up the territory to competitive supply. Revenue from our wholesale product line increased over 50% as we grew our customer base 38% to 54 at December 31, 2009 and both new and existing customers became revenue contributors. Our environmental commodities product line nearly doubled reflecting a full year of RGGI auctions in 2009. Partially offsetting the retail and green product line increases was a 15% decrease in management fee revenue resulting from the transitioning of the former EnergyGateway customer base to a performance-based, transaction fee model.
Cost of revenue

	For the Years Ended December 31,
	2009		2008
	$	% of Revenue	$	% of Revenue	Decrease
Cost of revenue	$3,709,957	25%	$4,552,215	37%	$(842,258)	(19%)
The 19% decrease in cost of revenue related to the year ended December 31, 2009 as compared to the same period in 2008 was substantially due to decreases in employee costs and, to a lesser extent, travel costs. At December 31, 2009, we had 21 supply desk employees versus 25 in the same period last year as we realized operating efficiencies from the integration of the EnergyGateway operation and aligned our cost structure as business and economic conditions evolved. Cost of revenue as a percent of revenue decreased 12% due to the cost decreases noted above and the 17% increase in revenue.

Operating expenses

	For the Years Ended December 31,
	2009		2008
	$	% of Revenue	$	% of Revenue	Decrease
Sales and marketing	$9,714,900	67%	$10,057,361	81%	$(342,461)	(3%)
General and administrative	3,520,886	24	4,669,807	38	(1,148,921)	(25)

Total operating expenses	$13,235,786	91%	$14,727,168	119%	$(1,491,382)	(10%)

The 3% decrease in sales and marketing expense for the year ended December 31, 2009 as compared to the same period in 2008 primarily reflects general decreases in compensation, promotional and travel costs substantially offset by increases in third party commission costs. Compensation and travel decreased primarily due to the operating efficiencies created by the integration of the EnergyGateway operation and adjustments to our organizational structure as we realigned our staffing as business and economic conditions evolved in the latter half of 2008. Promotional costs decreased as a result of transferring certain functions in-house. Third party commission costs increased 12% substantially due to the 17% increase in revenue. Sales and marketing expense as a percentage of revenue decreased 14% primarily due to the 17% increase in revenue and, to a lesser extent, the cost decreases noted above.
The 25% decrease in general and administrative expenses related to the year ended December 31, 2009 as compared to the same period in 2008 was primarily due to decreases in compliance and legal costs, a gain related to a settlement from early termination of a customer contract in 2007 and, to a lesser extent, a decrease in software expense. These decreases were partially offset by an increase in consulting costs. General and administrative expenses as a percent of revenue decreased 14% due to the cost decreases noted above and the 17% increase in revenue.
Interest income (expense), net
Interest expense was approximately $7,000 for the year ended December 31, 2009 and $6,000 for the year ended December 31, 2008. Interest income was approximately $1,000 for the year ended December 31, 2009 and $45,000 for the year ended December 31, 2008. The decrease in interest income was primarily due to a lower average cash balance in 2009 as compared to 2008, as we utilized the proceeds from our initial public offering to pursue our strategic initiatives.
Income tax expense
We did not record an income tax benefit for the years ended December 31, 2009 and 2008 as we provided a full valuation allowance against our deferred tax assets due to uncertainty regarding the realization of those deferred tax assets, primarily net operating loss carryforwards, in the future.
Net loss
We reported a net loss for the year ended December 31, 2009 of approximately $2.3 million as compared to a net loss of approximately $6.8 million for the year ended December 31, 2008. The 66% decrease in net loss is primarily due to decreased operating expenses and the 17% increase in revenue.
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
Liquidity and Capital Resources
At December 31, 2009, we had no commitments for material capital expenditures. We have identified and executed against a number of strategic initiatives that we believe are key components of our future growth, including: expanding our community of listers, bidders and channel partners on our exchanges; strengthening and extending our long-term relationships with government agencies; entering into other energy-related markets including wholesale transactions with utilities and the emerging environmental commodities markets; making strategic acquisitions and growing our sales force. As of December 31, 2009, our workforce numbered 54 reflecting a net decrease of one from the 55 we employed at December 31, 2008. At December 31, 2009, we had 23 professionals in our sales and marketing and account management groups, 21 in our supply desk group and 10 in our general and administrative group. While we will continue to adjust our workforce as the need and/or opportunity arises, we believe that our operating costs will remain at current levels in the short-term.

Comparison of December 31, 2009 to December 31, 2008

	December 31,	December 31,
	2009	2008	Increase/(Decrease)
Cash and cash equivalents	$2,046,909	$1,731,411	$315,498	18%
Trade accounts receivable	2,909,024	2,343,593	565,431	24
Days sales outstanding	76	62	14	23
Working capital	1,548,986	742,478	806,508	109
Stockholders’ equity	10,258,142	11,009,131	(750,989)	(7)
Cash and cash equivalents increased 18%, primarily due to approximately $935,000 in net proceeds from the sale of common stock in the fourth quarter of 2009 and an increase in accrued compensation. These increases were partially offset by an increase in trade accounts receivable, costs incurred in software development and purchases of treasury stock. Net loss of $2.3 million was substantially offset by non-cash expense items including depreciation, amortization and share-based compensation of $2.3 million. Trade accounts receivable increased 24% due to the 17% increase in revenue and as a result of days sales outstanding increasing 23%. Days sales outstanding (representing accounts receivable outstanding at December 31, 2009 divided by the average sales per day during the current quarter) increased 23% due to the timing of revenue recognized within the fourth quarter of 2009 as compared to the fourth quarter of 2008. Revenue from bidders representing greater than 10% of our revenue decreased to 15% from one bidder during the year ended December 31, 2009, from 22% from the same bidder during the same period in 2008.
Working capital (consisting of current assets less current liabilities) increased 109%, primarily due to an approximately $0.6 million increase in trade accounts receivable and a $0.3 million increase in cash and cash equivalents discussed above. Stockholders’ equity decreased 7% primarily due to the $2.3 million net loss for the year ended December 31, 2009, substantially offset by net proceeds of $0.9 million from the sale of common stock and share-based compensation of $0.6 million.
Cash used in operating activities for the years ended December 31, 2009 and 2008 was approximately $0.4 million and $4.7 million, respectively, due primarily to the pre-tax losses in each respective period, partially offset by depreciation and amortization, share-based compensation, and increases in trade accounts receivable. Cash provided by investing and financing activities for the year ended December 31, 2009 was approximately $0.7 million, primarily due to approximately $0.9 million in net proceeds from the sale of common stock, partially offset by repurchases of our common stock in connection with the vesting of restricted stock granted to employees and costs incurred in software development. Cash used in investing and financing activities for the year ended December 31, 2008 was approximately $0.5 million due primarily to costs incurred in software development.
To date we have not experienced any significant liquidity effects from the current economic crisis. Energy suppliers are active participants in the financial markets and have been able to obtain financing when required. Our energy supplier base has been consolidating over the last several years. We have had several energy consumers file for bankruptcy and liquidate operations as a result of the current economic environment but the effect on our operations has not been significant to date. During the last six months of 2009, however, we noted an approximate 4.5% decline in U.S. electricity usage, which resulted in a 2.4% reduction in expected revenue. While we believe that electricity usage will return to long-term historical trends, we do expect that energy demand will continue to be affected in the near term as companies cut back production, close plants and delay or reduce purchasing decisions.
We have incurred approximately $22.0 million of cumulative operating losses to date. For the year ended December 31, 2009, we incurred a net loss of approximately $2.3 million and net cash used in operating activities was approximately $0.4 million. On September 30, 2009, we entered into a First Loan Modification Agreement with Silicon Valley Bank (“SVB”) extending the availability of our $3,000,000 Credit Facility through March 7, 2011. No advances have been taken under the facility and we have no bank debt as of December 31, 2009. Cash and cash equivalents were approximately $2.0 million as of December 31, 2009 representing an increase of approximately $1.4 million during the three months ended December 31, 2009. The $1.4 million increase in cash and cash equivalents was primarily due to cash flow from operations of $0.5 million and $0.9 million from the sale of common stock. The $0.5 million from cash provided by operating activities was attributable to $0.3 million from operating activities as non-cash expense items exceeded the net loss for the fourth quarter and $0.2 million from changes in operating assets and liabilities. We expect to continue to fund our operations from existing cash resources, operating cash flow and, when required, the issuance of various debt and equity instruments. Management believes that the Company’s current financial resources are adequate to fund its ongoing operations in the near term and pursue its strategic initiatives.

Comparison of December 31, 2008 to December 31, 2007

	December 31,	December 31,
	2008	2007	Increase/(Decrease)
Cash and cash equivalents	$1,731,411	$7,001,884	$(5,270,473)	(75%)
Trade accounts receivable	2,343,593	1,878,233	465,360	25
Days sales outstanding	62	56	6	11
Working capital	742,478	5,323,622	(4,581,144)	(86)
Stockholders’ equity	11,009,131	16,859,799	(5,850,668)	(35)
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
Contractual Obligations and Other Commercial Commitments
The table below summarizes our gross contractual obligations and other commercial commitments as of December 31, 2009. As of December 31, 2009, we did not have any purchase obligations other than our capital and operating leases.

	Payments Due by Period
				2015 and
Contractual Obligations	2010	2011 and 2012	2013 and 2014	Thereafter	Total
Capital leases	$17,721	$16,538	$—	$—	$34,259
Operating leases	316,345	185,038	—	—	501,383

Total contractual obligations	$334,066	$201,576	$—	$—	$535,642

Critical Accounting Policies
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.
The most judgmental estimates affecting our consolidated financial statements are those relating to revenue recognition and the estimate of actual energy purchased from the energy supplier and end user, or energy consumer, of such energy; software development costs; share-based compensation; the valuation of intangible assets and goodwill; impairment of long-lived assets; and estimates of future taxable income as it relates to the realization of our net deferred tax assets. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates; our future results of operations may be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Refer to Note 2 of our consolidated financial statements filed herewith for a description of our accounting policies.

Revenue Recognition
Retail Electricity Transactions
We earn a monthly commission on energy sales contracted through our online auction platform from each bidder or energy supplier based on the energy usage transacted between the bidder or energy supplier and lister or energy consumer. Our commissions are not based on the retail price for electricity; rather on the amount of energy consumed. Commissions are based on the energy usage transacted between the energy supplier and energy consumer multiplied by our contractual commission rate. Revenue from commissions is recognized as earned on a monthly basis over the life of each contract as energy is consumed, provided there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, has been successfully demonstrated.
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
We do not invoice our electricity energy suppliers for monthly commissions earned and, therefore, we report a substantial portion of our receivables as “unbilled.” Unbilled accounts receivable represents management’s best estimate of energy provided by the energy suppliers to the energy consumers for a specific completed time period at contracted commission rates and is made up of two components. The first component represents energy usage for which we have received actual data from the supplier and/or the utility but for which payment has not been received at the balance sheet date. The majority of our contractual relationships with energy suppliers require them to supply actual usage data to us on a monthly basis and remit payment to us based on that usage. The second component represents energy usage for which we have not received actual data, but for which we have estimated usage. Commissions paid in advance by certain energy suppliers are recorded as deferred revenue and amortized to commission revenue on a monthly basis on the energy exchanged that month.
Retail Natural Gas Transactions
There are two primary fee components to our retail natural gas services, transaction fees and management fees. Transaction fees are billed to and paid by the energy supplier awarded business on the platform. These fees are established prior to award and are the same for each supplier. For the majority of our natural gas transactions, we bill the supplier upon the conclusion of the transaction based on the estimated energy volume transacted for the entire award term multiplied by the transaction fee. Management fees are paid by our energy consumers and are generally billed on a monthly basis for services rendered based on terms and conditions included in contractual arrangements. While substantially all of our retail natural gas transactions are accounted in accordance with this policy, a certain percentage are accounted for as the natural gas is consumed by the customer and recognized as revenue in accordance with the retail electricity transaction revenue recognition methodology described above.
Wholesale Transactions
Wholesale transaction fees are invoiced upon the conclusion of the auction based on a fixed fee. These revenues are not tied to future energy usage and are recognized upon the completion of the online auction. For reverse auctions where our customers bid for a consumer’s business, the fees are paid by the bidder. For forward auctions where a lister is selling energy, the fees are typically paid by the lister. While substantially all wholesale transactions are accounted for in this fashion, a small percentage of our wholesale revenue is accounted for as electricity or gas is delivered similar to the retail electricity transaction methodology described above.

Environmental Commodity Transactions
Environmental commodity transaction fees are accounted for utilizing two primary methods. For regulated allowance programs like RGGI, fees are paid by the lister and are recognized as revenue quarterly as auctions are completed and approved. For all other environmental commodity transactions both the lister and the bidder pay the transaction fee and revenue is recognized upon the consummation of the underlying transaction as credits are delivered by the lister and payment is made by the bidder.
Channel Partner Commissions
We pay commissions to our channel partners at contractual rates based on monthly energy transactions between energy suppliers and energy consumers. The commission is accrued monthly and charged to sales and marketing expense as revenue is recognized. We pay commissions to our salespeople at contractual commission rates based upon cash collections from our customers.
Revenue Estimation
Our estimates in relation to revenue recognition affect revenue and sales and marketing expense as reflected on our statements of operations, and trade accounts receivable and accrued commissions accounts as reflected on our balance sheets. For any quarterly reporting period, we may not have actual usage data for certain energy suppliers and will need to estimate revenue. We record revenue based on the energy consumers’ historical usage profile. At the end of each reporting period, we adjust historical revenue to reflect actual usage for the period and estimate usage where actual usage is not available. For the year ended December 31, 2009, we estimated usage for approximately 8% of our revenue resulting in a negative 0.6%, or approximately a $93,000 adjustment to reduce revenue. This decrease in revenue resulted in an approximate $30,000 decrease in sales and marketing expense related to third party commission expense associated with those revenues. Corresponding adjustments were made to trade accounts receivable and accrued commissions, respectively. A 1% difference between this estimate and actual usage would have an approximate $12,000 effect on our revenue for the year ended December 31, 2009.
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts when estimating losses resulting from the inability of our bidders and listers to pay amounts due us. A considerable amount of judgment is required in assessing the realization of receivables and estimates for collectability. These estimates are based on factors such as past experience in collecting receivables, information about the ability of individual bidders and listers to pay, current economic conditions and the aging of accounts receivable, if necessary.
Software Development
Certain acquired software and significant enhancements to our software are capitalized in accordance with guidance from the Financial Accounting Standards Board (“FASB”). Accordingly, internally developed software costs of approximately $82,000, $403,000 and $469,000 related to implementation, coding and configuration have been capitalized in 2009, 2008 and 2007, respectively. We amortize internally developed and purchased software over the estimated useful life of the software (generally three years). During 2009, 2008 and 2007, approximately $310,000, $239,000 and $111,000 were amortized to cost of revenues, respectively. Accumulated amortization was approximately $822,000 and $512,000 at December 31, 2009 and 2008, respectively.
Our estimates for capitalization of software development costs affect cost of revenue and capitalized software as reflected on our consolidated statements of operations and on our consolidated balance sheets. During the year ended December 31, 2009, capitalized software costs were 0.6% of our total assets and amortization expense was approximately 8.4% of cost of revenue. To the extent the carrying amount of the capitalized software costs may not be fully recoverable or that the useful lives of those assets are no longer appropriate, we may need to record an impairment (non-cash) charge and write-off a portion or all of the capitalized software balance on the balance sheet.
Goodwill
We use assumptions in establishing the carrying value and fair value of our goodwill. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired businesses. We account for goodwill that results from acquired businesses in accordance with guidance of the FASB, under which goodwill and intangible assets having indefinite lives are not amortized but instead are assigned to reporting units and tested for impairment annually or more frequently if changes in circumstances or the occurrence of events indicate possible impairment.
We perform an annual impairment review during the fourth fiscal quarter of each year, or earlier, if indicators of potential impairment exist. The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit whereby the carrying amount of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill will be recorded as an impairment loss. We performed our annual impairment analysis in December 2009 and determined that no impairment of our goodwill or intangible assets existed.

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
Impairment of Long-Lived and Intangible Assets
In accordance with guidance from the FASB, we periodically review long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable or that the useful lives of those assets are no longer appropriate. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. During 2009, no impairment test was performed of our long-lived assets as there was no change in circumstances that indicated that the carrying value of the assets was not recoverable.
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
Our estimates in relation to income taxes affect income tax benefit and deferred tax assets as reflected on our statements of operations and balance sheets, respectively. The deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized in the near term. As of December 31, 2009, we had net deferred tax assets of approximately $7.9 million against which a full valuation allowance has been established. To the extent we determine that it is more likely than not that we will recover all of our deferred tax assets, it could result in an approximate $7.9 million non-cash tax benefit.
Share-Based Compensation
In accordance with guidance from the FASB, we recognize the compensation cost of share-based awards on a straight-line basis over the requisite service period of the award. From 2007 through 2009, share-based awards consisted of grants of restricted stock and stock options. The restrictions on the restricted stock lapse over the vesting period. The vesting period of restricted stock is determined by our board of directors, and is generally four years for employees.

The per-share weighted-average fair value of stock options granted during the years ended December 31, 2009, 2008 and 2007 was $2.68, $1.21 and $5.78, respectively, on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions and estimated forfeiture rates of 11%, 15% and 13% in 2009, 2008 and 2007, respectively:

	Expected	Risk	Expected	Expected
Year ended December 31,	Dividend Yield	Interest Rate	Option Life	Volatility

2009	—	2.28%	4.75 years	113%
2008	—	1.67%	4.75 years	87%
2007	—	4.66%	4.61 years	54%
We have two stock incentive plans: the 2003 Stock Incentive Plan, or the 2003 Plan, and the 2006 Stock Incentive Plan, or the 2006 Plan. There was a total of 1,003,503 shares of common stock reserved for issuance under these plans at December 31, 2009. As of December 31, 2009, 304,731 shares of common stock were reserved under the 2003 Plan. No further grants are allowed under the 2003 Plan. In addition, 698,772 shares of common stock were reserved under the 2006 Plan at December 31, 2009 representing 355,157 outstanding stock options, 34,301 shares of restricted stock outstanding and 309,314 shares available for grant.
A summary of stock option activity under both plans for the year ended December 31, 2009, is as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2008	626,456	$5.08
Granted	242,700	$3.47
Canceled	(156,248)	$9.85
Exercised	(53,020)	$0.55

Outstanding at December 31, 2009	659,888	$3.73

A summary of common stock options outstanding and common stock options exercisable as of December 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Aggregate	Number	Remaining	Aggregate
Range of		Contractual	Intrinsic	of Shares	Contractual	Intrinsic
Exercise Prices	Options	Life	Value	Exercisable	Life	Value

$0.20 – $1.99	162,530	0.86 years	$433,955	162,530	0.86 years	$433,955
$2.00 – $3.80	360,480	5.85 years	84,974	85,005	3.32 years	34,880
$3.81 – $11.29	97,001	4.27 years	—	59,477	3.58 years	—
$11.30 – $13.40	39,877	4.31 years	—	26,381	4.31 years	—

	659,888	4.30 years	$518,929	333,393	2.24 years	$468,835

The aggregate intrinsic value of options exercised during the year ended December 31, 2009 was approximately $161,000. At December 31, 2009, the weighted average exercise price of options outstanding and exercisable was $3.73 and $3.57, respectively.
Restricted Stock
A summary of restricted stock activity for the year ended December 31, 2009 is as follows:

		Weighted Average
	Shares	Grant Price

Outstanding at December 31, 2008	118,603	$9.76
Granted	38,559	$3.45
Canceled	(33,943)	$9.45
Vested	(88,918)	$6.90

Unvested at December 31, 2009	34,301	$10.38

There were 1,003,503 shares reserved for issuance under these plans at December 31, 2009.

Recent Accounting Pronouncements
In June 2009, the FASB issued guidance now codified as Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on our financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards. On its effective date, the ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the ASC became non-authoritative.
In December 2007, the FASB issued revised authoritative guidance that requires an acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This guidance is set forth in Topic 805 in the ASC (“ASC 805”), and is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 805 on January 1, 2009 did not have a material impact on our consolidated financial statements.
In March 2008, the FASB amended U.S. GAAP with respect to derivative instruments and hedging activities. This guidance is set forth in Topic 815-10 in the ASC (“ASC 815-10”). ASC 815-10 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 815-10 on January 1, 2009 did not have a material impact on our consolidated financial statements.
In April 2009, the FASB issued guidance set forth in Topic 820 in the ASC (“ASC 820”), to require disclosures about fair value of financial instruments in interim financial statements. Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. At December 31, 2009 and 2008 the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.
In May 2009, the FASB issued guidance set forth in Topic 855 in the ASC (“ASC 855”), which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that an estimate cannot be made. We have evaluated subsequent events through the issuance of our consolidated financial statements.
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

Impact of Inflation and Changing Prices
Historically, our business has not been materially impacted by inflation. We provide our service at the inception of the service contract between the bidder and lister. Our fee for retail energy auction services is set as a fixed dollar amount per unit of measure and fluctuates with changes in energy demand over the contract period.
Foreign Currency Fluctuation
Our commission revenue is primarily denominated in U.S. dollars. Therefore, we are not directly affected by foreign exchange fluctuations on our current orders. However, fluctuations in foreign exchange rates do have an effect on listers’ access to U.S. dollars and on pricing competition. We have entered into non-U.S. dollar contracts but they have not had a material impact on our operations. We do not believe that foreign exchange fluctuations will materially affect our results of operations in the near term.
Item 8. Financial Statements and Supplementary Data
The consolidated financial statements listed in Item 15(a) are incorporated herein by reference and are filed as a part of this report and follow the signature pages to this Annual Report on Form 10-K on page 37.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Not applicable.
Item 9A(T). Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of December 31, 2009, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Internal Control Over Financial Reporting
a) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on this assessment, our management concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

b) Attestation Report of the Independent Registered Public Accounting Firm
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
c) Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three-months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required to be disclosed by this item 10 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed by the Company within 120 days of the close of its fiscal year.
We have adopted a code of business conduct and ethics applicable to all of our directors, officers and employees, including our Chief Executive Officer and our Chief Financial Officer. The code of business conduct and ethics is available on the corporate governance section of “Investor Relations” of our website www.worldenergy.com.
Any waiver of the code of business conduct and ethics for directors or executive officers, or any amendment to the code that applies to directors or executive officers, may only be made by the board of directors. We intend to satisfy the disclosure requirement under Item 5.05(c) of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above. To date, no such waivers have been requested or granted.
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

WORLD ENERGY SOLUTIONS, INC.
By:	/s/ Richard Domaleski	March 4, 2010
Richard Domaleski
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Domaleski Richard Domaleski	Chief Executive Officer and Director	March 4, 2010

/s/ James Parslow James Parslow	Chief Financial Officer	March 4, 2010

/s/ Edward Libbey Edward Libbey	Chairman of the Board and Director	March 4, 2010

/s/ Patrick Bischoff Patrick Bischoff	Director	March 4, 2010

/s/ John Wellard John Wellard	Director	March 4, 2010

/s/ Thad Wolfe Thad Wolfe	Director	March 4, 2010

WORLD ENERGY SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
World Energy Solutions, Inc.
Worcester, Massachusetts
We have audited the accompanying consolidated balance sheets of World Energy Solutions, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of World Energy Solutions, Inc. as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
/s/ UHY LLP
Boston, Massachusetts
March 4, 2010

WORLD ENERGY SOLUTIONS, INC.
Consolidated Balance Sheets

	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$2,046,909	$1,731,411
Trade accounts receivable, net	2,909,024	2,343,593
Prepaid expenses and other current assets	213,033	431,246

Total current assets	5,168,966	4,506,250
Property and equipment, net	371,033	487,211
Capitalized software, net	398,884	627,275
Intangibles, net	4,750,497	5,949,609
Goodwill	3,178,701	3,178,701
Other assets	26,044	27,594

Total assets	$13,894,125	$14,776,640

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$285,212	$593,553
Accrued commissions	835,342	777,784
Accrued compensation	1,280,683	1,118,168
Accrued expenses	328,816	355,511
Deferred revenue and customer advances	873,752	876,271
Capital lease obligations	16,175	42,485

Total current liabilities	3,619,980	3,763,772

Capital lease obligations, net of current portion	16,003	3,737

Total liabilities	3,635,983	3,767,509

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 15,000,000 shares authorized; 8,889,357 shares issued and 8,850,474 shares outstanding at December 31, 2009, and 8,410,727 shares issued and 8,397,684 shares outstanding at December 31, 2008	885	840
Additional paid-in capital	32,431,240	30,755,596
Accumulated deficit	(21,981,951)	(19,648,432)
Treasury stock, at cost; 38,883 shares at December 31, 2009 and 13,043 shares at December 31, 2008	(192,032)	(98,873)

Total stockholders’ equity	10,258,142	11,009,131

Total liabilities and stockholders’ equity	$13,894,125	$14,776,640

The accompanying notes are an integral part of these consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
Consolidated Statements of Operations

	Years Ended December 31,
	2009	2008	2007

Revenue:
Brokerage commissions and transaction fees	$13,524,578	$11,156,215	$8,401,791
Management fees	1,093,697	1,288,477	786,474

Total revenue	14,618,275	12,444,692	9,188,265
Cost of revenue	3,709,957	4,552,215	2,874,678

Gross profit	10,908,318	7,892,477	6,313,587

Operating expenses:
Sales and marketing	9,714,900	10,057,361	8,598,256
General and administrative	3,520,886	4,669,807	5,858,810

Total operating expenses	13,235,786	14,727,168	14,457,066

Operating loss	(2,327,468)	(6,834,691)	(8,143,479)

Interest income (expense):
Interest income	611	45,132	573,395
Interest expense	(6,662)	(5,601)	(10,101)

Total interest income (expense), net	(6,051)	39,531	563,294

Loss before income taxes	(2,333,519)	(6,795,160)	(7,580,185)
Income tax expense	—	—	(1,061,720)

Net loss	$(2,333,519)	$(6,795,160)	$(8,641,905)

Net loss per common share — basic and diluted	$(0.27)	$(0.82)	$(1.08)

Weighted average shares outstanding — basic and diluted	8,512,060	8,310,315	7,979,359

The accompanying notes are an integral part of these consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2009, 2008, and 2007

	Common Stock		Treasury Stock		Additional		Total
	Number of	$0.0001	Number of	Stated at	Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Shares	Cost	Capital	Deficit	Equity
Balance, December 31, 2006	7,651,174	$765	—	$—	$22,155,604	$(4,211,367)	$17,945,002
Share-based compensation	—	—	—	—	982,190	—	982,190
Issuance of common stock in connection with acquisition of EnergyGateway	537,500	54	—	—	6,523,178	—	6,523,232
Issuance of common stock in connection with restricted stock grant	40,000	4	—	—	(4)	—	—
Reversal of issuance costs related to initial public offering of common stock	—	—	—	—	48,468	—	48,468
Exercise of stock options	11,250	1	—	—	2,811	—	2,812
Net loss	—	—	—	—	—	(8,641,905)	(8,641,905)

Balance, December 31, 2007	8,239,924	824	—	—	29,712,247	(12,853,272)	16,859,799
Share-based compensation	—	—	—	—	1,006,560	—	1,006,560
Issuance of common stock in connection with restricted stock grants	32,564	3	13,043	(98,873)	(3)	—	(98,873)
Exercise of stock warrants	67,123	7	—	—	20,130	—	20,137
Exercise of stock options	58,073	6	—	—	16,662	—	16,668
Net loss	—	—	—	—	—	(6,795,160)	(6,795,160)

Balance, December 31, 2008	8,397,684	840	13,043	(98,873)	30,755,596	(19,648,432)	11,009,131
Share-based compensation	—	—	—	—	633,285	—	633,285
Issuance of common stock in connection with restricted stock grants	63,070	6	25,840	(93,159)	77,707	—	(15,446)
Issuance of common stock in connection with private placement, net	336,700	34	—	—	935,442	—	935,476
Exercise of stock options	53,020	5	—	—	29,210	—	29,215
Net loss	—	—	—	—	—	(2,333,519)	(2,333,519)

Balance, December 31, 2009	8,850,474	$885	38,883	$(192,032)	$32,431,240	$(21,981,951)	$10,258,142

The accompanying notes are an integral part of these consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net loss	$(2,333,519)	$(6,795,160)	$(8,641,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,655,895	1,756,068	1,028,497
Deferred taxes	—	—	1,061,720
Share-based compensation	633,285	1,006,560	982,190
Loss on disposal of property and equipment	1,604	—	—
Changes in operating assets and liabilities, net of the effects of acquisition:
Trade accounts receivable	(565,431)	(465,360)	17,590
Prepaid expenses and other assets	219,763	(93,847)	(133,377)
Accounts payable	(308,341)	(386,935)	80,491
Accrued commissions	57,558	64,865	(308,514)
Accrued compensation	240,228	(398,250)	1,212,088
Accrued expenses	(26,695)	76,349	33,762
Deferred revenue and customer advances	(2,519)	512,338	68,525

Net cash used in operating activities	(428,172)	(4,723,372)	(4,598,933)

Cash flows from investing activities:
Costs incurred in software development	(82,070)	(402,705)	(469,171)
Net cash paid in acquisition of EnergyGateway, net of cash acquired	—	—	(4,904,358)
Purchases of property and equipment	(1,432)	(40,704)	(456,095)
Cash received in sale of property and equipment	500	—	—

Net cash used in investing activities	(83,002)	(443,409)	(5,829,624)

Cash flows from financing activities:
Proceeds from exercise of stock options	29,215	16,668	2,812
Proceeds from exercise of stock warrants	—	20,137	—
Proceeds from the sale of common stock, net	935,476	—	—
Principal payments on capital lease obligations	(44,860)	(41,624)	(56,257)
Purchase of treasury stock	(93,159)	(98,873)	—

Net cash provided by (used in) financing activities	826,672	(103,692)	(53,445)

Net increase (decrease) in cash and cash equivalents	315,498	(5,270,473)	(10,482,002)
Cash and cash equivalents, beginning of year	1,731,411	7,001,884	17,483,886

Cash and cash equivalents, end of year	$2,046,909	$1,731,411	$7,001,884

Supplemental Disclosure of Cash Flow Information:
Net cash received (paid) for interest	$(5,494)	$45,419	$612,303

Non-cash activities:
Fair value of common stock issued in acquisition of EnergyGateway	$—	$—	$6,536,000

Fair value of restricted common stock granted to employees	$77,713	$—	$—

Net capital lease obligations	$30,816	$—	$—

Reversal of accrued expenses related to initial public offering of common stock	$—	$—	$48,468

The accompanying notes are an integral part of these consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
Notes to Consolidated Financial Statements
NOTE 1 — NATURE OF BUSINESS, BASIS OF PRESENTATION
World Energy Solutions, Inc. (“World Energy” or the “Company”) is an energy and environmental commodities brokerage company that has developed two online auction platforms, the World Energy Exchange and the World Green Exchange. On the World Energy Exchange, retail energy consumers (commercial, industrial and government) and wholesale energy participants (utilities, electricity retailers and intermediaries) in the United States (“listers”) are able to negotiate for the purchase or sale of electricity and other energy resources from competing energy suppliers (“bidders”) which have agreed to participate on the Company’s auction platform. Although the Company’s primary source of revenue is from brokering electricity and natural gas, the Company adapted its World Energy Exchange auction platform to accommodate the brokering of green power in 2003 (i.e., electricity generated by renewable resources), wholesale electricity in 2004 and certain other energy-related products in 2005. In 2007, the Company created the World Green Exchange based on the World Energy Exchange technology and business process. On the World Green Exchange, bidders and listers negotiate for the purchase or sale of environmental commodities such as Renewable Energy Certificates, Verified Emissions Reductions, Certified Emissions Reductions and Regional Greenhouse Gas Initiative (“RGGI”) allowances.
On November 16, 2006, the Company completed its initial public offering of common stock for the sale of 2,300,000 shares of common stock (as adjusted for the one-for-ten reverse stock split described below) resulting in net proceeds to the Company of approximately $17.5 million (net of offering costs of approximately $3.6 million).
On June 1, 2007, the Company acquired substantially all of the assets of EG Partners, LLC, formerly known as EnergyGateway LLC (“EnergyGateway”), for $4,951,758 in cash and 537,500 common shares of World Energy (as adjusted for the one-for-ten reverse stock split described below) plus the assumption of certain liabilities. The EnergyGateway operations are included in these financial statements from June 1, 2007. See Note 11 for further discussion of this acquisition.
On March 27, 2009, the Company filed a previously approved Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to (i) effect a reverse stock split of its outstanding common stock at a ratio of one-for-ten; and (ii) decrease the number of authorized shares of its common stock from 150,000,000 to 15,000,000. As a result of the reverse stock split, the issued and outstanding shares of common stock were reduced on a basis of one share for every ten shares outstanding. All of the Company’s stock related information including issued and outstanding common stock, stock options and warrants to purchase common stock, restricted stock and loss per share for all periods presented have been restated to reflect the reverse stock split.
On October 30, 2009, the Company entered into an agreement with Bond Capital, Ltd. (“Bond”), a strategic partner of the Company, for the purchase of up to $2.5 million of the Company’s common stock. Pursuant to the agreement, a purchasing entity, an affiliate of Bond, acquired $1.0 million of World Energy’s common stock at $2.97 per share on November 6, 2009. The Company agreed to offer an additional $1.5 million in Company shares on the same terms to Bond or its designee, with the price to be determined at the time of investment, through January 15, 2010. Subsequent to December 31, 2009, affiliates of Bond purchased an additional $400,000 of Company common stock at an average price of $2.63 per share bringing the net amount raised under the financing agreement to $1.3 million.
The Company has incurred approximately $22 million of cumulative operating losses to date. For the year ended December 31, 2009, the Company incurred a net loss of approximately $2.3 million and net cash used in operating activities was approximately $0.4 million. On September 30, 2009, the Company entered into a First Loan Modification Agreement with Silicon Valley Bank (“SVB”) extending the availability of the Company’s $3,000,000 Credit Facility through March 7, 2011. No advances have been taken under the facility and the Company has no bank debt as of December 31, 2009. Cash and cash equivalents were approximately $2.0 million as of December 31, 2009 representing an increase of approximately $1.4 million during the three months ended December 31, 2009. The $1.4 million increase in cash and cash equivalents was primarily due to cash flow from operations of $0.5 million and $0.9 million from the sale of common stock. The $0.5 million from cash provided by operating activities was attributable to $0.3 million from operating activities as non-cash expense items exceeded the net loss during the fourth quarter and $0.2 million from changes in operating assets and liabilities. The Company expects to continue to fund its operations from existing cash resources, operating cash flow and, when required, the issuance of various debt and equity instruments. Management believes that the Company’s current financial resources are adequate to fund its ongoing operations in the near term.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The Company’s consolidated financial statements include its wholly-owned subsidiary World Energy Securities Corp. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The Company’s most judgmental estimates affecting its consolidated financial statements are those relating to revenue recognition and the estimate of actual energy delivered from the bidder by the lister of such energy; software development costs; share-based compensation; the valuation of intangible assets and goodwill; impairment of long-lived assets; and estimates of future taxable income as it relates to the realization of net deferred tax assets. The Company regularly evaluates its estimates and assumptions based upon historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, future results of operations may be affected. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the consolidated financial statements.
Revenue Recognition
Retail Electricity Transactions
The Company earns a monthly commission on energy sales contracted through its online auction platform from each bidder or energy supplier based on the energy usage transacted between the energy supplier and lister or energy consumer. The Company’s commissions are not based on the retail price for electricity; rather on the amount of energy consumed. Commissions are based on the energy usage transacted between the energy supplier and energy consumer multiplied by the contractual commission rate. Revenue from commissions is recognized as earned on a monthly basis over the life of each contract as energy is consumed, provided there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, has been successfully demonstrated.
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
The Company does not invoice energy suppliers for monthly commissions earned and, therefore, reports a substantial portion of its receivables as “unbilled.” Unbilled accounts receivable represents management’s best estimate of energy provided by the energy suppliers to the energy consumers for a specific completed time period at contracted commission rates and is made up of two components. The first component represents energy usage for which the Company has received actual data from the supplier and/or the utility but for which payment has not been received at the balance sheet date. The majority of the Company’s contractual relationships with energy suppliers require them to supply actual usage data to the Company on a monthly basis and remit payment to the Company based on that usage. The second component represents energy usage for which the Company has not received actual data, but for which it has estimated usage. Commissions paid in advance by certain energy suppliers are recorded as deferred revenue and amortized to commission revenue on a monthly basis on the energy exchanged that month.

Retail Natural Gas Transactions
There are two primary fee components to the Company’s retail natural gas services, transaction fees and management fees. Transaction fees are billed to and paid by the energy supplier awarded business on the platform. Transaction fees for natural gas awards are established prior to award and are the same for each supplier. For the majority of the Company’s natural gas transactions, the supplier is billed upon the conclusion of the transaction based on the estimated energy volume transacted for the entire award term multiplied by the transaction fee. Management fees are paid by the Company’s energy consumers and are generally billed on a monthly basis for services rendered based on terms and conditions included in contractual arrangements. While substantially all of the Company’s retail natural gas transactions are accounted in accordance with this policy, a certain percentage are accounted for as the natural gas is consumed by the customer and recognized as revenue in accordance with the retail electricity transaction revenue recognition methodology described above.
Wholesale Transactions
Wholesale transaction fees are invoiced upon the conclusion of the auction based on a fixed fee. These revenues are not tied to future energy usage and are recognized upon the completion of the online auction. For reverse auctions where the Company’s customers bid for a consumer’s business, the fees are paid by the bidder. For forward auctions where a lister is selling energy, the fees are typically paid by the lister. While substantially all wholesale transactions are accounted for in this fashion, a small percentage of the Company’s wholesale revenue is accounted for as electricity or gas is delivered similar to the retail electricity transaction methodology described above.
Environmental Commodity Transactions
Environmental commodity transaction fees are accounted for utilizing two primary methods. For regulated allowance programs like RGGI, fees are paid by the lister and are recognized as revenue quarterly as auctions are completed and approved. For all other environmental commodity transactions both the lister and the bidder pay the transaction fee and revenue is recognized upon the consummation of the underlying transaction as credits are delivered by the lister and payment is made by the bidder.
Channel Partner Commissions
The Company pays commissions to its channel partners at contractual rates based on monthly energy transactions between bidder and lister. The commission is accrued monthly and charged to sales and marketing expense as revenue is recognized. The Company pays commissions to its salespeople at contractual commission rates based upon cash collections from its customers.
Revenue Estimation
The Company’s estimates in relation to revenue recognition affect revenue and sales and marketing expense as reflected on its statements of operations, and trade accounts receivable and accrued commissions accounts as reflected on its balance sheets. For any quarterly reporting period, the Company may not have actual usage data for certain energy suppliers and will need to estimate revenue. The Company records revenue based on the energy consumers’ historical usage profile. At the end of each reporting period, historical revenue is adjusted to reflect actual usage for the period and estimate usage where actual usage is not available. For the year ended December 31, 2009, the Company estimated usage for approximately 8% of its revenue resulting in a negative 0.6%, or approximately a $93,000 adjustment to reduce revenue. This decrease in revenue resulted in an approximate $30,000 decrease in sales and marketing expense related to third party commission expense associated with those revenues. Corresponding adjustments were made to trade accounts receivable and accrued commissions, respectively. A 1% difference between this estimate and actual usage would have an approximate $12,000 effect on the Company’s revenue for the year ended December 31, 2009.
Software Development
Certain acquired software and significant enhancements to the Company’s software are capitalized in accordance with guidance from the FASB. Accordingly, internally developed software costs of approximately $82,000, $403,000, and $469,000 related to implementation, coding and configuration have been capitalized in 2009, 2008, and 2007, respectively. The Company amortizes internally developed and purchased software over the estimated useful life of the software (generally three years). During 2009, 2008, and 2007, approximately $310,000, $239,000, and $111,000, respectively, were amortized to cost of revenues resulting in accumulated amortization of approximately $822,000 and $512,000 at December 31, 2009 and 2008, respectively. At December 31, 2009, future amortization expense for capitalized internally developed software is as follows:

2010	$268,000
2011	113,000
2012 and thereafter	18,000

$399,000

Pre- and post- software implementation and configuration costs have historically been immaterial and charged to cost of revenue as incurred.
Goodwill
The Company uses assumptions in establishing the carrying value and fair value of its goodwill. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired businesses. The Company accounts for goodwill that results from acquired businesses in accordance with guidance from the Financial Accounting Standards Board (“FASB”), under which goodwill and intangible assets having indefinite lives are not amortized but instead are assigned to reporting units and tested for impairment annually or more frequently if changes in circumstances or the occurrence of events indicate possible impairment.
The Company performs an annual impairment review during the fourth quarter of each year or earlier if indicators of potential impairment exist. The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit whereby the carrying amount of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill will be recorded as an impairment loss. The Company performed its annual impairment analysis in December 2009 and determined that no impairment of goodwill or intangible assets existed.
Intangible Assets
The Company uses assumptions in establishing the carrying value, fair value and estimated lives of its intangible assets. The criteria used for these assumptions include management’s estimate of the assets continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, as well as the strategic significance of any identifiable intangible asset in the Company’s business objectives. If assets are considered impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Useful lives and related amortization expense are based on an estimate of the period that the assets will generate revenues or otherwise be used by the Company. Factors that would influence the likelihood of a material change in the Company’s reported results include significant changes in the asset’s ability to generate positive cash flow, a significant decline in the economic and competitive environment on which the asset depends and significant changes in the Company’s strategic business objectives.
Intangible assets consist of customer relationships and contracts, purchased technology and other intangibles, and are stated at cost less accumulated amortization. Intangible assets with a definite life are amortized using the straight-line method over their estimated useful lives, which range from one to ten years. Amortization expense was approximately $1,200,000, $1,367,000 and $813,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Accumulated amortization of intangible assets amounted to approximately $3,380,000 and $2,180,000 at December 31, 2009 and 2008, respectively. The approximate future amortization expense of intangible assets is as follows:

2010	$1,027,000
2011	957,000
2012	675,000
2013	473,000
2014 and thereafter	1,618,000

$4,750,000

Impairment of Long-Lived and Intangible Assets
In accordance with guidance from the FASB, the Company periodically reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable or that the useful lives of those assets are no longer appropriate. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. During 2009, no impairment test was performed of the Company’s long-lived assets as there were no changes in circumstances that indicated that the carrying value of assets was non-recoverable.
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

The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by the taxing authority in accordance with the FASB’s recognition and measurement standards. At December 31, 2009, there are no expected material, aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements.
Share-Based Compensation
The Company recognizes the compensation from share-based awards on a straight-line basis over the requisite service period of the award. For the years ended December 31, 2009, 2008 and 2007 share-based awards consisted of grants of restricted stock and stock options. The restrictions on the restricted stock lapse over the vesting period. The vesting period of share-based awards is determined by the board of directors, and is generally four years for employees. The per-share weighted-average fair value of stock options granted during the years ended December 31, 2009, 2008 and 2007 was $2.68, $1.21 and $5.78, respectively, on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions and estimated forfeiture rates of 11%, 15% and 13% in 2009, 2008 and 2007, respectively:

Year ended	Expected	Risk	Expected	Expected
December 31,	Dividend Yield	Interest Rate	Option Life	Volatility

2009	—	2.28%	4.75 years	113%
2008	—	1.67%	4.75 years	87%
2007	—	4.66%	4.61 years	54%
The Company elected to use the Black-Scholes option pricing model to determine the weighted average fair value of options granted. As the Company’s stock has a limited trading history, prior to the fourth quarter of 2009, the Company determined the volatility for stock options based on a weighted combination of per share reported closing prices and historical and reported data for a peer group of companies that issued options with substantially similar terms. During the fourth quarter of 2009, the Company determined the volatility for stock options based on the reported closing prices of the Company’s stock since its initial public offering in November 2006 as management had determined that this weighting was more indicative of the volatility to be in effect during the expected term of the awards. The expected life of options has been determined utilizing the “simplified” method as prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, “Share-Based Payment”. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, guidance from the FASB requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. As a result, the Company applied an estimated forfeiture rate of 11% in 2009 and estimated forfeiture rates of between 11% and 15%, during the years ended December 31, 2008 and 2007 in determining the expense recorded in the accompanying consolidated statements of operations. The effect on compensation expense for the year ended December 31, 2008 from changes in the forfeiture rate in 2007 of previous years’ stock option grants, resulted in an increase in compensation expense approximately $11,000.
The approximate total share-based compensation expense for the periods presented is included in the following expense categories:

	Years Ended December 31,
	2009	2008	2007
Cost of revenue	$93,000	$197,000	$103,000
Sales and marketing	350,000	670,000	753,000
General and administrative	190,000	140,000	126,000

Total share-based compensation	$633,000	$1,007,000	$982,000

As of December 31, 2009, there was approximately $1,138,000 of unrecognized compensation expense related to share-based awards, including approximately $799,000 related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.67 years, and approximately $339,000 related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.81 years. See Note 5 to the consolidated financial statements for a summary of the share-based activity under the Company’s stock-based employee compensation plans for the years ended December 31, 2009, 2008 and 2007.
The Company accounts for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured. There were no share-based awards to non-employees in 2009 or 2008. The Company granted 45,500 shares of restricted common stock during 2007 to non-employees in consideration for services performed. At the time of the grants, these shares of restricted stock had a fair value of approximately $523,000, based on the fair value of the Company’s common stock at the grant date. The Company recognized a charge of approximately $35,000 and $488,000 to sales and marketing expense in the statements of operations for the year ended December 31, 2008 and 2007, respectively, related to these grants.

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
Advertising Expense
Advertising expense primarily includes promotional expenditures and is expensed as incurred, as such efforts have not met the direct-response criteria required for capitalization. Amounts incurred for advertising expense were not material for the years ended December 31, 2009, 2008, and 2007.
Comprehensive Income (Loss)
Guidance from the FASB establishes standards for reporting and displaying comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) is defined as the change in stockholders’ equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The comprehensive income (loss) for all periods presented does not differ from the reported net income (loss).
Fair Value of Financial Instruments
Guidance from the FASB requires management to disclose the estimated fair value of certain assets and liabilities defined as financial instruments. Financial instruments are generally defined as cash, evidence of ownership interest in an entity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 2009, management believes that the carrying value of cash and cash equivalents, receivables and payables approximated fair value because of the short maturity of these financial instruments.
Segment Reporting
Guidance from the FASB establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief decision maker is the president and chief operating officer. The Company’s chief decision maker reviews the results of operations based on one industry segment: the brokering of energy and environmental commodities by conducting structured events utilizing online exchanges. The Company delivers these services to three distinctive markets: retail energy, wholesale energy and environmental commodity. The brokerage process is substantially the same regardless of the market being serviced and are supported by the same operations personnel utilizing the same basic technology and back office support. There is no discrete financial information for these product lines nor are there segment managers who have operating responsibility for each product line.
Concentration of Credit Risk and Off-Balance Sheet Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. The Company places its cash with primarily one institution, which management believes is of high credit quality. As of December 31, 2009, approximately $800,000 of the Company’s cash and cash equivalents was invested in a highly liquid, U.S. Treasury money market fund.
The Company earns commission payments from bidders based on transactions completed between listers and bidders. The Company provides credit in the form of invoiced and unbilled accounts receivable to bidders in the normal course of business. Collateral is not required for trade accounts receivable, but ongoing credit evaluations of bidders are performed. While the majority of the Company’s revenue is generated from reverse auctions where the winning bidder pays a commission to the Company, commission payments for forward auctions can be paid by the lister, bidder or a combination of both. Management provides for an allowance for doubtful accounts on a specifically identified basis, as well as through historical experience applied to an aging of accounts, if necessary. Trade accounts receivable are written off when deemed uncollectible. To date write-offs have not been material.

The following represents revenue and trade accounts receivable from bidders or listers exceeding 10% of the total in each category:

				Trade accounts receivable as of
	Revenue for the year ended December 31,			December 31,
Bidder / Lister	2009	2008	2007	2009	2008
A	15%	22%	21%	23%	33%
B	7%	8%	7%	7%	16%
C	9%	7%	11%	15%	18%
In addition to its direct relationship with bidders, the Company also has direct contractual relationships with listers for the online procurement of certain of their energy or environmental needs. These listers are primarily large businesses and government organizations and do not have a direct creditor relationship with the Company. For the year ended December 31, 2009, one of these listers accounted for transactions resulting in 10% of the Company’s aggregate revenue. For the years ended December 31, 2008 and 2007, two of these listers accounted for transactions resulting at least 10% individually, respectively, and 23% and 30% in the aggregate of the Company’s revenue, respectively.
Loss Per Share
As of December 31, 2009, 2008 and 2007, the Company only had one issued and outstanding class of stock — common stock. As a result, the basic loss per share for the years ended December 31, 2009, 2008 and 2007 is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period.
The computed loss per share does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on loss per share. As the Company was in a net loss position for the reported periods, all common stock equivalents were anti-dilutive. Therefore, the weighted average of basic and diluted voting shares of common stock outstanding for the years ended December 31, 2009, 2008 and 2007 were 8,512,060, 8,310,315 and 7,979,359, respectively.
For the year ended December 31, 2009, 224,490, 10,373 and 922 weighted average shares issuable relative to common stock options, common stock warrants and restricted stock, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive due to the Company’s net loss position. For the year ended December 31, 2008, 266,647, 82,724 and 24,583 weighted average shares issuable relative to common stock options, common stock warrants and restricted stock, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive due to the Company’s net loss position. For the year ended December 31, 2007, 182,638, 104,858 and 49,372 weighted average shares issuable relative to common stock options, common stock warrants and restricted stock, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive due to the Company’s net loss position.
At December 31, 2009, 389,778 and 32,676 shares issuable relative to common stock options and restricted stock, respectively, had exercise prices that exceeded the average market price of the Company’s common stock during the year ended December 31, 2009 and were excluded from the calculation of diluted shares since the inclusion of such shares would be anti-dilutive. At December 31, 2008, 221,825, 115,000 and 65,843 shares issuable relative to common stock options, common stock warrants and restricted stock, respectively, had exercise prices that exceeded the average market price of the Company’s common stock during the year ended December 31, 2008 and were excluded from the calculation of diluted shares since the inclusion of such shares would be anti-dilutive. At December 31, 2007, 232,000 shares issuable relative to common stock options had exercise prices that exceeded the average market price of the Company’s common stock during the year ended December 31, 2007 and were excluded from the calculation of diluted shares since the inclusion of such shares would be anti-dilutive.
The Company did not declare or pay any dividends in 2009, 2008 and 2007.
Recent Accounting Pronouncements
In June 2009, the FASB issued guidance now codified as Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations, but will impact its financial reporting process by eliminating all references to pre-codification standards. On its effective date, the ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the ASC became non-authoritative.

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
In April 2009, the FASB issued guidance set forth in Topic 820 in the ASC (“ASC 820”), to require disclosures about fair value of financial instruments in interim financial statements. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. At December 31, 2009 and 2008 the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.
In May 2009, the FASB issued guidance set forth in Topic 855 in the ASC (“ASC 855”), which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that an estimate cannot be made. The Company has evaluated subsequent events through the issuance of its consolidated financial statements.
NOTE 3 — TRADE ACCOUNTS RECEIVABLE, NET
The Company does not invoice bidders for the monthly commissions earned on retail electricity transactions and, therefore, reports a significant portion of its receivables as “unbilled.” Unbilled accounts receivable represents management’s best estimate of energy provided by the energy suppliers to the energy consumers for a specific completed time period at contracted commission rates.
The Company generally invoices bidders for commissions earned on retail natural gas and wholesale transactions, which are reflected as billed accounts receivable. The total commission earned on these transactions is recognized upon completion of the procurement event and is due within 30 days of invoice. In addition, the Company invoices the bidder, lister or combination of both for forward auctions performed for environmental commodity product transactions. These transactions are earned and invoiced either upon lister acceptance of the auction results or, in some cases, upon delivery of the credits or cash settlement of the transaction.
Trade accounts receivable, net consists of the following:

	December 31,
	2009	2008

Unbilled accounts receivable	$2,631,792	$1,901,892
Billed accounts receivable	314,527	487,089

	2,946,319	2,388,981
Allowance for doubtful accounts	(37,295)	(45,388)

Trade accounts receivable, net	$2,909,024	$2,343,593

NOTE 4 — PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	December 31,
	2009	2008

Leasehold improvements	$65,451	$65,451
Equipment	443,137	452,312
Furniture and fixtures	435,579	434,147

	944,167	951,910
Less accumulated depreciation	(573,134)	(464,699)

Property and equipment, net	$371,033	$487,211

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $146,322, $149,443 and $104,834, respectively. Property and equipment purchased under capital lease obligations at December 31, 2009 and 2008 was $183,132 and $189,524, respectively. Accumulated depreciation for property and equipment purchased under capital lease was $127,783 and $133,466 at December 31, 2009 and 2008, respectively.
NOTE 5 — COMMON AND PREFERRED STOCK
Preferred Stock
The Company’s Amended and Restated Certificate of Incorporation authorizes 5,000,000 shares of $0.0001 par value undesignated preferred stock for issuance by the Company’s board of directors. No shares have been issued as of December 31, 2009 and 2008.
Common Stock
On June 1, 2007, the Company issued 537,500 common shares of World Energy in connection with the acquisition of substantially all of the assets of EnergyGateway. The shares were valued at approximately $6,536,000 based on the average closing price on the Toronto Stock Exchange for the two days before and after the announcement date of $12.22 per share, as adjusted for the one-for-ten reverse stock split noted below.
On March 27, 2009, the Company filed a previously approved Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to (i) effect a reverse stock split of its outstanding common stock at a ratio of one-for-ten; and (ii) decrease the number of authorized shares of its common stock from 150,000,000 to 15,000,000. As a result of the reverse stock split, the issued and outstanding shares of common stock were reduced on a basis of one share for every ten shares outstanding. All of the Company’s stock related information including issued and outstanding common stock, stock options and warrants to purchase common stock, restricted stock and loss per share for all periods presented have been restated to reflect the reverse stock split.
On October 30, 2009, the Company entered into an agreement with Bond Capital, Ltd. (“Bond”), a strategic partner of the Company, for the purchase of up to $2.5 million of the Company’s common stock. Pursuant to the agreement, a purchasing entity, an affiliate of Bond, acquired $1.0 million of World Energy’s common stock at $2.97 per share on November 6, 2009. The Company agreed to offer an additional $1.5 million in Company shares on the same terms to Bond or its designee, with the price to be determined at the time of investment, through January 15, 2010. Subsequent to December 31, 2009, affiliates of Bond purchased an additional $400,000 of Company stock at an average price of $2.63 per share bringing the net amount raised under the financing agreement to $1.3 million. Proceeds from the transactions will be used for general corporate purposes, including supporting the Company’s growth initiatives.
As of December 31, 2009, 2008 and 2007, 8,850,474, 8,397,684 and 8,239,924 shares of common stock were outstanding, respectively.
Treasury Stock
In connection with the vesting of restricted stock granted to employees the Company withheld shares with value equivalent to employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld of 25,840 and 13,043 for the years ended December 31, 2009 and 2008, respectively, were based on the value of the restricted stock on their vesting date as determined by the Company’s closing stock price. Total payment for employees’ tax obligations was approximately $93,000 and $99,000 for the years ended December 31, 2009 and 2008. These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Common Stock Warrants
At December 31, 2009, the Company had outstanding warrants to purchase 4,260 shares of common stock at a weighted average exercise price of $0.30. On November 16, 2006 and December 5, 2006, the Company granted the underwriters of the initial public offering warrants to purchase up to 100,000 and 15,000 shares of common stock, respectively at the initial public offering price. The warrants were exercisable at the one-year anniversary of the warrants issuance and expired on May 15, 2009 and June 4, 2009, respectively. The following table summarizes the Company’s warrant activity:

		Weighted
		Average
	Shares	Exercise Price
Warrants outstanding, December 31, 2006 and 2007	200,081	$5.42
Granted	—	$—
Exercised	(67,123)	$0.30
Canceled/expired	—	$—

Warrants outstanding, December 31, 2008	132,958	$8.00
Granted	—	$—
Exercised	—	$—
Canceled/expired	(128,698)	$8.27

Warrants outstanding, December 31, 2009	4,260	$0.30

The weighed average remaining contractual life of warrants outstanding is 0.50 years as of December 31, 2009.
NOTE 6 — EMPLOYEE BENEFIT PLANS
Stock Options
The Company has two stock incentive plans: the 2003 Stock Incentive Plan, or the 2003 Plan, and the 2006 Stock Incentive Plan, or the 2006 Plan. As of December 31, 2009, 304,731 shares of common stock representing option grants still outstanding were reserved under the 2003 Plan. No further grants are allowed under the 2003 Plan. On November 16, 2006, the Company adopted the 2006 Plan and authorized 473,816 shares of common stock for grant thereunder. During the second quarter of 2008, stockholders amended the 2006 Plan to increase the number of shares of common stock covered by the plan by 400,000 shares. As of December 31, 2009, 698,772 shares of common stock were reserved under the 2006 Plan representing 355,157 outstanding stock options, 34,301 shares of restricted stock outstanding and 309,314 shares available for grant. A summary of stock option activity under both plans for the years ended December 31, 2009, 2008 and 2007 are as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2006	448,303	$2.55
Granted	302,000	$12.45
Canceled	(68,750)	$8.24
Exercised	(11,250)	$0.25

Outstanding at December 31, 2007	670,303	$6.47
Granted	120,600	$2.00
Canceled	(106,374)	$12.93
Exercised	(58,073)	$0.29

Outstanding at December 31, 2008	626,456	$5.08
Granted	242,700	$3.47
Canceled	(156,248)	$9.85
Exercised	(53,020)	$0.55

Outstanding at December 31, 2009	659,888	$3.73

A summary of common stock options outstanding and common stock options exercisable as of December 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Aggregate	Number	Remaining	Aggregate
Range of		Contractual	Intrinsic	of Shares	Contractual	Intrinsic
Exercise Prices	Options	Life	Value	Exercisable	Life	Value

$0.20 – $1.99	162,530	0.86 Years	$433,955	162,530	0.86 Years	$433,955
$2.00 – $3.80	360,480	5.85 Years	84,974	85,005	3.32 Years	34,880
$3.81 – $11.29	97,001	4.27 Years	—	59,477	3.58 Years	—
$11.30 – $13.40	39,877	4.31 Years	—	26,381	4.31 Years	—

	659,888	4.30 Years	$518,929	333,393	2.24 Years	$468,835

The aggregate intrinsic value of options exercised during the year ended December 31, 2009 was approximately $161,000. At December 31, 2009, the weighted average exercise price of options outstanding and exercisable was $3.73 and $3.57, respectively. The weighted average fair value of option grants for the years ended December 31, 2009 and 2008 was $2.68 and $1.21, respectively.
Restricted Stock
A summary of restricted stock activity for the years ended December 31, 2009, 2008 and 2007 are as follows:

		Weighted
		Average
	Shares	Grant Price
Outstanding at December 31, 2006	—	$—
Granted	192,850	$11.28
Canceled	(8,000)	$12.11
Vested	(40,000)	$12.11

Outstanding at December 31, 2007	144,850	$11.00
Granted	79,300	$8.65
Canceled	(59,940)	$10.22
Vested	(45,607)	$11.18

Outstanding at December 31, 2008	118,603	$9.76
Granted	38,559	$3.45
Canceled	(33,943)	$9.45
Vested	(88,918)	$6.90

Outstanding at December 31, 2009	34,301	$10.38

There were 1,003,503 shares reserved for issuance under these plans at December 31, 2009.
401(k) Plan
The Company’s 401(k) savings plan covers the majority of the Company’s eligible employees. Employees of the Company may participate in the 401(k) Plan after reaching the age of 21. The Company may make discretionary matching contributions as determined from time to time. Employee contributions vest immediately, while Company matching contributions begin to vest after one year service and continue to vest at 20% per year over the next five years. To date, the Company has not made any discretionary contributions to the 401(k) Plan.
NOTE 7 — RELATED PARTIES
In 2006, the Company entered into a consulting agreement with a member of the Board to assist the Company with strategic planning. Costs incurred during the year ended December 31, 2007 were approximately $209,000 and were charged to general and administrative expense. The agreement expired in 2007 and no amounts were charged to expense during the years ended December 31, 2008. During 2009, the Company incurred approximately $20,000 of consulting fees for advisory services performed by this Board member. Approximately $2,000 was outstanding at December 31, 2009.

NOTE 8 — INCOME TAXES
The components of the net deferred tax asset are as follows:

	December 31,
	2009	2008
Depreciation and amortization	$468,643	$481,668
Commission income	—	(623,358)
Accruals and reserves	9,469	774,629
Prepaids	—	(53,594)
Net operating loss carryforwards	7,470,335	6,756,612

	7,948,447	7,335,957
Valuation allowance	(7,948,447)	(7,335,957)

	$—	$—

The provision for income taxes is comprised of the following:

	Years Ended December 31,
	2009	2008	2007
Current income tax expense:
Federal	$—	$—	$—

State	—	—	—

	—	—	—

Deferred income tax expense:
Federal	—	—	823,703
State	—	—	238,017

	—	—	1,061,720

Total income tax expense:	$—	$—	$1,061,720

A reconciliation of the Company’s federal statutory tax rate to its effective rate is as follows:

	Years Ended December 31,
	2009	2008	2007
Income tax at federal statutory rate	(34.0)%	(34.0)%	(34.0)%
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	(6.3)%	(6.3)%	(6.3)%
Permanent differences	6.0%	0.7%	0.7%
Change in valuation allowance	34.3%	39.6%	53.6%

	0.0%	0.0%	14.0%

As of December 31, 2009, the Company has federal net operating loss carryforwards of approximately $18,800,000 which begin to expire in 2022, and state net operating loss carryforwards of approximately $15,700,000, which begin to expire in 2010. A valuation allowance is established, if it is more likely than not, that all or a portion of the deferred tax asset will not be realized.
In accordance with guidance from the FASB, deferred tax assets and liabilities are determined at the end of each period based on the future tax consequences that can be attributed to net operating loss carryforwards, as well as differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax basis. Deferred income tax expense or credits are based on changes in the asset or liability from period to period. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income. In determining the valuation allowance, the Company considers past performance, expected future taxable income, and qualitative factors which are considered to be appropriate in estimating future taxable income. The Company’s forecast of expected future taxable income is for future periods that can be reasonably estimated. The Company has historically utilized a three year forecasting window to determine its expected future taxable income. As of December 31, 2006, the Company had cumulative net income for the three years then ended and the expected future taxable income anticipated from 2007 through 2009 was deemed adequate on a present value basis to benefit the majority of the Company’s deferred tax assets (primarily net operating loss carryforwards). During 2007, the Company accelerated its growth in excess of its initial expectations to address the strategic initiatives outlined at the time of its initial public offering. The Company grew from 20 employees as of December 31, 2006 to 63 as of December 31, 2007, acquired one of its main competitors in the retail energy market, and developed its wholesale and environmental commodity product lines. These initiatives increased the Company’s loss for 2007 resulting in a three-year cumulative loss as of December 31, 2007 and increased its near term operating expenses. A three-year cumulative loss is significant negative evidence in considering whether the deferred tax assets are realizable and generally precludes relying on projections of future taxable income to support the recovery of deferred tax assets. While the Company expects its future income will be adequate on a present value basis to benefit substantially all of its current deferred tax assets, the recent three-year cumulative loss is given more weight than projected future income when determining the need for a valuation. Therefore, during the fourth quarter of 2007, the Company recorded a full valuation allowance against its deferred tax assets of approximately $4.1 million, and maintains a cumulative valuation allowance of approximately $7.9 million at December 31, 2009.

The amount of the net deferred tax asset considered realizable at December 31, 2009 could be reduced or increased in the near term if estimates of future taxable income during the carryforward period change.
The Company files income tax returns in the United States federal jurisdiction and various states. The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examination by tax authorities for years before 2006. At December 31, 2009, there are no expected material, aggregate tax effect of differences between tax return positions and the benefits recognized in the financial statements.
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
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Leases
The Company leases certain equipment under capital leases that expire through May 2011 and are collateralized by the related equipment. The Company has accounted for these leases using incremental borrowing rates ranging from 5.8% to 8.0%. The Company maintains operating leases for office space in five locations in the United States, paid in installments due the beginning of each month and that expire through July 2012. Future aggregate minimum payments under capital and operating leases as of December 31, 2009 were as follows:

	Capital	Operating
	Leases	Leases
2010	$17,721	$316,345
2011	15,327	142,065
2012	1,211	42,973
2013	—	—
2014	—	—

Total future minimum lease payments	34,259	$501,383

Less: amounts representing interest	(2,081)

Present value of future minimum lease payments	32,178
Less: current portion	16,175

Capital lease obligation, net of current portion	$16,003

The accompanying statement of operations for the years ended December 31, 2009, 2008, and 2007 includes $387,712, $369,215 and $242,813 of rent expense, respectively.
Service Agreement
In 2007, the Company entered into a service agreement with an unrelated party for a hosting environment and dedicated server for the Company’s online energy procurement software. The terms of the agreement requires quarterly payments amounting to approximately $8,400. The agreement expires in May 2010 with an automatic one year renewal clause.
NOTE 10 — CREDIT ARRANGEMENT
On September 30, 2009, the Company entered into a First Loan Modification Agreement (the “Modification Agreement”) with SVB. The Modification Agreement amends and extends the Loan and Security Agreement with SVB dated September 8, 2008. Under the Modification Agreement, SVB has committed to make advances to the Company in an aggregate amount of up to $3,000,000, subject to availability against certain eligible accounts receivable and eligible retail backlog through March 7, 2011. The credit facility now bears interest at a floating rate per annum based on the prime rate plus 1.25% on advances made against eligible accounts receivable and prime rate plus 2.00% on advances made against eligible retail backlog, with the prime rate being subject to a 4.00% floor. These interest rates are subject to change based on the Company’s maintenance of an adjusted quick ratio of one-to-one.

The Company has not taken advances under the facility and there were no outstanding borrowings at December 31, 2009. As of December 31, 2009, the Company was in compliance with its covenants under the facility.
NOTE 11 — ACQUISITION
On June 1, 2007, the Company acquired substantially all of the assets of EnergyGateway for $4,951,758 in cash and 537,500 common shares of World Energy plus the assumption of certain liabilities. The shares were valued at approximately $6,536,000 based on the average closing price on the Toronto Stock Exchange for the two days before and after the announcement date of $12.22 per share, as adjusted for the one-for-ten reverse stock split. Approximately 217,500 of the shares that the Company delivered to EnergyGateway in connection with this transaction, or their cash value, if liquidated, were being held in escrow for 18 months following the closing of the sale to secure various indemnification obligations of EnergyGateway and its members. The indemnification period was for 18 months and the shares were released from escrow at the end of the indemnification period on November 1, 2008. EnergyGateway, located near Columbus, Ohio, provided online energy procurement and value-added energy services to customers in many major industries in the United States and Canada, from large multi-site Fortune 500 industrials to middle market manufacturing and small commercial operations.
The total purchase price was $11,440,358, net of cash acquired, and includes related acquisition costs of $229,500, plus the assumption of certain liabilities in the amount of $138,128. The EnergyGateway operations have been included within the Company’s consolidated results from June 1, 2007. The cost of the acquisition was allocated to the assets and liabilities assumed based on estimates of their respective fair values at the date of acquisition resulting in net assets of $8,261,657. The excess purchase price of $3,178,701 has been recorded as goodwill which is fully deductible for tax purposes. Management is responsible for the valuation of net assets acquired and considered a number of factors, including valuations and appraisals, when estimating the fair values and estimated useful lives of acquired assets and liabilities.
The Company allocated the purchase price for the acquisition as follows:

Current assets	$247,938
Fixed assets	18,755
Other assets	3,092
Intangible assets:
Non-compete agreements	680,000
Customer relationships	4,740,000
Customer contracts	500,000
Supplier agreements	380,000
Developed technology	1,830,000
Goodwill	3,178,701
Current liabilities	(138,128)

Net assets acquired	$11,440,358

The intangible assets, excluding goodwill, are being amortized on a straight-line basis over their weighted average lives as follows: non-compete agreements — 1 to 5 years; customer relationships — 10 years; customer contracts — 3 years; supplier agreements — 5 years; and developed technology — 5 years. The Company performs an annual impairment test for goodwill, with any excess of the carrying value of a reporting unit’s goodwill over the implied fair value of the goodwill recorded as an impairment loss.

NOTE 12 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended December 31, 2009. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments necessary for a fair statement of the financial information for the periods presented.

	For The Quarters Ended
	March 31,	June 30,	September 30,	December 31,

2009

Revenue	$3,977,779	$3,682,476	$3,458,262	$3,499,758
Gross profit	2,887,827	2,697,580	2,564,594	2,758,317
Operating loss	(663,957)	(793,060)	(635,209)	(235,242)
Net loss	(665,074)	(795,104)	(636,702)	(236,639)
Net loss per common share — basic and diluted	$(0.08)	$(0.09)	$(0.08)	$(0.03)
Weighted average shares outstanding — basic and diluted	8,419,721	8,446,999	8,468,500	8,710,305

2008

Revenue	$3,114,517	$2,760,695	$3,289,515	$3,279,965
Gross profit	1,878,464	1,483,836	2,176,190	2,353,987
Operating loss	(2,186,255)	(2,387,730)	(1,221,038)	(1,039,668)
Net loss	(2,159,942)	(2,380,317)	(1,215,820)	(1,039,081)
Net loss per common share — basic and diluted	$(0.26)	$(0.29)	$(0.15)	$(0.12)
Weighted average shares outstanding — basic and diluted	8,251,948	8,288,673	8,321,595	8,378,173

EXHIBIT INDEX

Exhibit		Description

2.1
Asset Purchase Agreement by and among World Energy Solutions, Inc., EnergyGateway, LLC and the Members of EnergyGateway, LLC dated May 23, 2007 (incorporated by reference to Exhibit 99.1 to our report on Form 8-K filed May 24, 2007).

3.1		Form of Amended and Restated Certificate of Incorporation of World Energy (incorporated by reference to Exhibit 3.4 to our Registration Statement of Form S-1 (File No. 333-136528)).
3.2		Certificate of Amendment to Amended and Restated Certificate of Incorporation of World Energy Solutions, Inc. (incorporated by reference to Exhibit 3.1 to our report on Form 8-K filed March 30, 2009).
3.3		Form of Amended and Restated By-laws of World Energy (incorporated by reference to Exhibit 3.5 to our Registration Statement of Form S-1(File No. 333-136528)).
4.1		Specimen Certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to our Registration Statement of Form S-1 (File No. 333-136528)).
10.1	+	2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement of Form S-1 (File No. 333-136528)).
10.2	+	2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to our Registration Statement of Form S-1 (File No. 333-136528)).
10.3
Note and Warrant Purchase Agreement, dated November 7, 2005, between World Energy and Massachusetts Capital Resource Company (incorporated by reference to Exhibit 10.3 to our Registration Statement of Form S-1 (File No. 333-136528)).

10.4		Subordinated Note due 2013, dated November 7, 2005 (incorporated by reference to Exhibit 10.4 to our Registration Statement of Form S-1 (File No. 333-136528)).
10.5		Voting Common Stock Purchase Warrant, dated November 7, 2005 (incorporated by reference to Exhibit 10.5 to our Registration Statement of Form S-1 (File No. 333-136528)).
10.6		Form of Common Stock Purchase Warrants (incorporated by reference to Exhibit 10.6 to our Registration Statement of Form S-1 (File No. 333-136528)).
10.7
Solicitation/Contract/Order for Commercial Items, dated September 28, 2005, between U.S. General Services Administration and World Energy (incorporated by reference to Exhibit 10.7 to our Registration Statement of Form S-1 (File No. 333-136528)).

10.8
Agreement to Provide Software and Support for a Reverse Energy Auction Procurement to the Maryland Department of General Services, dated March 16, 2006, by and between World Energy and the State of Maryland (incorporated by reference to Exhibit 10.8 to our Registration Statement of Form S-1 (File No. 333-136528)).

10.9	++
Contract, dated January 9, 2006, by and between Montgomery County, Maryland and World Energy (incorporated by reference to Exhibit 10.9 to our Registration Statement of Form S-1 (File No. 333-136528)).

10.10
Emergency Purchase/Interim Agreement, dated March 28, 2006, by and between the Commonwealth of Pennsylvania, Department of General Services and World Energy (incorporated by reference to Exhibit 10.10 to our Registration Statement of Form S-1 (File No. 333-136528)).

10.11
Professional Services Agreement, dated June 1, 2005, between World Energy and Science Applications International Corporation (incorporated by reference to Exhibit 10.11 to our Registration Statement of Form S-1 (File No. 333-136528)).

10.12		Escrow Agreement (incorporated by reference to Exhibit 10.12 to our Registration Statement of Form S-1 (File No. 333-136528)).
10.13	+	Offer letter agreement, dated October 1, 2003, between World Energy and Philip V. Adams (incorporated by reference to Exhibit 10.13 to our Registration Statement of Form S-1(File No. 333-136528)).
10.14	+	Offer letter agreement, dated April 5, 2006, between World Energy and James Parslow (incorporated by reference to Exhibit 10.14 to our Registration Statement of Form S-1 (File No. 333-136528)).
10.15		Lease, dated September 8, 2004, between Sovereign Bank and World Energy (incorporated by reference to Exhibit 10.15 to our Registration Statement of Form S-1(File No. 333-136528)).
10.16		Lease, dated June 21, 2006, between Roosevelt Land, LP and World Energy (incorporated by reference to Exhibit 10.16 to our Registration Statement of Form S-1 (File No. 333-136528)).
10.17		Form of Warrant being issued to Underwriters (incorporated by reference to Exhibit 10.17 to our Registration Statement of Form S-1 (File No. 333-136528)).
10.18		Form of Registration Rights Agreement with Underwriters (incorporated by reference to Exhibit 10.18 to our Registration Statement of Form S-1 (File No. 333-136528)).
10.19		Loan and Security Agreement with Silicon Valley Bank dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed September 8, 2008).
10.20		First Loan Modification, dated September 30, 2009 to Loan and Security Agreement with Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed October 6, 2009).
10.21	*	Form of Securities Purchase Agreement executed with respect to $1.4 million in common stock purchases made by certain investors.
21.1	*	List of Subsidiaries.
23.1	*	Consent of UHY LLP, Independent Registered Public Accounting Firm.
31.1	*	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.
31.2	*	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

Exhibit		Description

32.1	*	Certification of the Chief Executive Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.
32.2	*	Certification of the Chief Financial Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.
99.1	+	Third Amendment of Consulting Agreement dated October 9, 2007 (incorporated by reference to Exhibit 99.1 to our report on Form 8-K filed October 12, 2007).
99.2	+	Second Amendment of Consulting Agreement dated July 5, 2007 (incorporated by reference to Exhibit 99.1 to our report on Form 8-K filed July 5, 2007).
99.3	+	Amended Consulting Agreement dated April 5, 2007 (incorporated by reference to Exhibit 99.1 to our report on Form 8-K filed April 9, 2007).
99.4	+	Consulting Agreement dated January 10, 2007 (incorporated by reference to Exhibit 99.1 to our report on Form 8-K filed January 11, 2007).

*	Filed herewith

+	Indicates a management contract or any compensatory plan, contract or arrangement

++	Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission