Form 10-Q
period 2010-06-30
World Energy Solutions, Inc.
filed 2010-08-05
CIK 1371781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010; or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 30, 2010, the registrant had 9,106,622 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,718,071	$2,046,909
Trade accounts receivable, net	3,380,448	2,909,024
Prepaid expenses and other current assets	284,182	213,033

Total current assets	5,382,701	5,168,966
Property and equipment, net	318,736	371,033
Capitalized software, net	246,627	398,884
Intangibles, net	4,202,330	4,750,497
Goodwill	3,178,701	3,178,701
Other assets	28,031	26,044

Total assets	$13,357,126	$13,894,125

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$276,849	$285,212
Accrued commissions	959,895	835,342
Accrued compensation	1,098,252	1,280,683
Accrued expenses	401,150	328,816
Deferred revenue and customer advances	239,046	873,752
Capital lease obligations	15,909	16,175

Total current liabilities	2,991,101	3,619,980
Capital lease obligations, net of current portion	8,313	16,003

Total liabilities	2,999,414	3,635,983

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 30,000,000 shares authorized; 9,124,592 shares issued and 9,082,400 shares outstanding at June 30, 2010, and 8,889,357 shares issued and 8,850,474 shares outstanding at December 31, 2009	908	885
Additional paid-in capital	33,168,668	32,431,240
Accumulated deficit	(22,610,044)	(21,981,951)
Treasury stock, at cost; 42,192 shares at June 30, 2010 and 38,883 shares at December 31, 2009	(201,820)	(192,032)

Total stockholders’ equity	10,357,712	10,258,142

Total liabilities and stockholders’ equity	$13,357,126	$13,894,125

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Brokerage commissions and transaction fees	$3,764,041	$3,406,547	$7,920,711	$7,100,221
Management fees	246,939	275,929	498,375	560,034

Total revenue	4,010,980	3,682,476	8,419,086	7,660,255
Cost of revenue	913,320	984,896	1,862,885	2,074,848

Gross profit	3,097,660	2,697,580	6,556,201	5,585,407

Operating expenses:
Sales and marketing	2,405,114	2,662,921	4,905,836	5,233,469
General and administrative	1,190,945	827,719	2,275,948	1,808,955

Total operating expenses	3,596,059	3,490,640	7,181,784	7,042,424

Operating loss	(498,399)	(793,060)	(625,583)	(1,457,017)

Interest expense, net	(1,250)	(2,044)	(2,510)	(3,161)

Loss before income taxes	(499,649)	(795,104)	(628,093)	(1,460,178)

Income tax expense	—	—	—	—

Net loss	$(499,649)	$(795,104)	$(628,093)	$(1,460,178)

Loss per share:
Net loss per common share — basic and diluted	$(0.06)	$(0.09)	$(0.07)	$(0.17)

Weighted average shares outstanding — basic and diluted	9,061,695	8,446,999	9,039,327	8,433,436

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(628,093)	$(1,460,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	772,201	867,061
Share-based compensation	355,309	395,280
Loss on disposal of property and equipment	—	1,604
Changes in assets and liabilities:
Trade accounts receivable	(471,424)	(633,645)
Prepaid expenses and other assets	(73,136)	135,677
Accounts payable	(8,363)	(51,119)
Accrued commissions	124,553	115,356
Accrued compensation	(182,431)	7,374
Accrued expenses	72,334	(42,255)
Deferred revenue and customer advances	(634,706)	(175,193)

Net cash used in operating activities	(673,756)	(840,038)

Cash flows from investing activities:
Cost incurred in software development	—	(41,024)
Purchases of property and equipment	(19,480)	(1,432)
Cash received in sale of property and equipment	—	500

Net cash used in investing activities	(19,480)	(41,956)

Cash flows from financing activities:
Proceeds from exercise of stock options	26,632	10,849
Proceeds from exercise of stock warrants	1,234	—
Proceeds from the sale of common stock, net	354,276	—
Purchase of treasury stock	(9,788)	(82,479)
Principal payments on capital lease obligations	(7,956)	(21,492)

Net cash provided by (used in) financing activities	364,398	(93,122)

Net decrease in cash and cash equivalents	(328,838)	(975,116)

Cash and cash equivalents, beginning of period	2,046,909	1,731,411

Cash and cash equivalents, end of period	$1,718,071	$756,295

Non-cash activities:

Fair value of restricted common stock granted to employees	$—	$77,713

Net capital lease obligations	$—	$30,816

Supplemental disclosure of cash flow information:

Net cash paid for interest	$(2,493)	$(2,671)

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2010
1. Nature of Business and Basis of Presentation
World Energy Solutions, Inc. (“World Energy” or the “Company”) is an energy management services company that applies a combination of people, process and technology to help listers manage energy as a strategic asset. The Company has developed three online auction platforms, the World Energy Exchange, the World Green Exchange® and, most recently, the World DR Exchange™. On the World Energy Exchange, retail energy consumers (commercial, industrial and government) and wholesale energy participants (utilities, electricity retailers and intermediaries) in the United States (“listers”) are able to negotiate for the purchase or sale of electricity and other energy resources from competing energy suppliers (“bidders”) which have agreed to participate on the Company’s auction platform. Although the Company’s primary source of revenue is from brokering electricity and natural gas, the Company adapted its World Energy Exchange auction platform to accommodate the brokering of green power in 2003 (i.e., electricity generated by renewable resources), wholesale electricity in 2004 and certain other energy-related products in 2005.
In 2007, the Company created the World Green Exchange® based on the World Energy Exchange technology and business process. On the World Green Exchange®, bidders and listers negotiate for the purchase or sale of environmental commodities such as Renewable Energy Certificates, Verified Emissions Reductions, Certified Emissions Reductions and Regional Greenhouse Gas Initiative (“RGGI”) allowances. In January 2010, the Company launched the World DR Exchange™ to create an efficient, transparent and liquid marketplace that benefits customers and suppliers alike in the demand response (“DR”) industry. The World DR Exchange™ creates the industry’s first online marketplace for demand response, enabling customers to source DR more efficiently and effectively bringing together curtailment service providers and energy consumers in highly-structured auction events designed to yield price transparency, heighten competition, and maximize the energy consumers’ share of demand response revenues.
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
In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments consisting of normal recurring adjustments and accruals necessary for the fair presentation of the Company’s financial position as of June 30, 2010, the results of its operations for the three and six months ended June 30, 2010 and 2009 and its cash flows for the six months ended June 30, 2010 and 2009, respectively. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2010.
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
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06). ASU 2010-06 requires details of transfers in and out of Level 1 and 2 fair value measurements and the gross presentation of activity within the Level 3 fair value measurement roll forward. The new disclosures are required of all entities that are required to provide disclosures about recurring and nonrecurring fair value measurements. The Company adopted ASU 2010-06 effective January 1, 2010, except for the gross presentation of the Level 3 fair value measurement roll forward which is effective for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. The adoption of ASU 2010-06 did not affect the Company’s consolidated financial statements.
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
3. Loss Per Share
As of June 30, 2010 and 2009, the Company only had one issued and outstanding class of stock — common stock. As a result, the basic loss per share for the three and six months ended June 30, 2010 and 2009 is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period.
The computed loss per share does not assume conversion, exercise, or contingent exercise of securities that would have an antidilutive effect on loss per share. As the Company was in a net loss position for the reported periods, all common stock equivalents were antidilutive. Therefore, the weighted average of basic and diluted voting shares of common stock outstanding for the three months ended June 30, 2010 and 2009 were 9,061,695 and 8,446,999, respectively, and the weighted average number of basic and diluted voting shares of common stock outstanding for the six months ended June 30, 2010 and 2009 were 9,039,327 and 8,433,436, respectively.
The following represents issuable weighted average share information excluded from the calculation of net loss per share, since the inclusion of such shares would be antidilutive due to the Company’s net loss position:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Common stock options	121,696	278,359	127,026	251,385
Common stock warrants	3,767	14,345	3,797	15,420
Unvested restricted stock	408	2,422	408	1,357

Total	125,871	295,126	131,231	268,162

In addition, at June 30, 2010, common stock options, common stock warrants and unvested restricted stock of 390,351, 64,500 and 23,488, respectively, were excluded from the calculation of net loss per share, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during the three and six months ended June 30, 2010.
At June 30, 2009, common stock options and unvested restricted stock of 235,001 and 61,148, respectively, were excluded from the calculation of net loss per share, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during the three months ended June 30, 2009. At June 30, 2009, common stock options and unvested restricted stock of 237,001 and 64,048, respectively, were excluded from the calculation of net loss per share, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during the six months ended June 30, 2009.

4. Concentration of Credit Risk and Off-Balance Sheet Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. The Company places its cash with primarily one institution, which management believes is of high credit quality. As of June 30, 2010, approximately $300,000 of the Company’s cash and cash equivalents was invested in a highly liquid, U.S. Treasury money market fund.
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
The following represents revenue and trade accounts receivable from bidders exceeding 10% of the total in each category:

	Revenue for the three		Revenue for the six		Trade Accounts Receivable as
Energy	months ended June 30,		months ended June 30,		of June 30,
Supplier	2010	2009	2010	2009	2010	2009
A	9%	18%	9%	18%	20%	26%
B	8%	7%	7%	7%	8%	11%
C	12%	6%	12%	7%	10%	6%
D	12%	1%	10%	1%	14%	1%
In addition to its direct relationship with bidders, the Company also has direct contractual relationships with listers for the online procurement of certain of their energy or environmental needs. These listers are primarily large businesses and government organizations and do not have a direct creditor relationship with the Company. For the three and six months ended June 30, 2010, no energy consumer represented more than 10% individually of the Company’s revenue. For the three months ended June 30, 2009, one of these listers accounted for transactions resulting in approximately 10% of the Company’s aggregate revenue. For the six months ended June 30, 2009, no energy consumer represented at least 10% individually of the Company’s revenue.
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

Trade accounts receivable, net consists of the following:

	June 30, 2010	December 31, 2009
Unbilled accounts receivable	$2,967,131	$2,631,792
Billed accounts receivable	467,158	314,527

	3,434,289	2,946,319
Allowance for doubtful accounts	(53,841)	(37,295)

Trade accounts receivable, net	$3,380,448	$2,909,024

6. Stockholders’ Equity
Common Stock
At the Company’s 2010 Annual Meeting of Stockholders, shareholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 15,000,000 to 30,000,000.
On October 30, 2009, the Company entered into an agreement with Bond, a strategic partner of the Company, for the purchase of up to $2.5 million of the Company’s common stock. Pursuant to the agreement, a purchasing entity, an affiliate of Bond, acquired $1.0 million of World Energy’s common stock at $2.97 per share on November 6, 2009. The Company agreed to offer an additional $1.5 million in Company shares on the same terms to Bond or its designee, with the price to be determined at the time of investment, through January 15, 2010. In the first quarter of 2010, affiliates of Bond purchased an additional $400,000 of Company stock at an average price of $2.63 per share, bringing the amount raised under the financing agreement to $1.3 million. Proceeds from the transactions will be used for general corporate purposes, including supporting the Company’s growth initiatives.
Treasury Stock
In connection with the vesting of restricted stock granted to employees, the Company withheld shares with value equivalent to employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld of 3,309 and 22,631 for the six months ended June 30, 2010 and 2009, respectively, were based on the value of the restricted stock on their vesting date as determined by the Company’s closing stock price. Total payment for employees’ tax obligations was approximately $10,000 and $82,000 for the six months ended June 30, 2010 and 2009, respectively. These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.
Common Stock Warrants
In the first six months of 2010, the Company issued warrants to consultants for the purchase of 64,500 shares of the Company’s common stock at a per share price of $3.03. The warrants vest ratably on a monthly basis over six and twelve month periods and have five year lives.
The following table summarizes the Company’s warrant activity for the six months ended June 30, 2010:

		Weighted Average
	Shares	Exercise Price
Warrants outstanding, December 31, 2009	4,260	$0.30
Granted	64,500	$3.03
Exercised	(4,110)	$0.30
Canceled/expired	(150)	$0.30

Warrants outstanding, June 30, 2010	64,500	$3.03

The weighted average remaining contractual life of warrants outstanding is 4.72 years as of June 30, 2010.

7. Property and Equipment, Net
Property and equipment, net consists of the following:

	June 30, 2010	December 31, 2009
Leasehold improvements	$65,451	$65,451
Equipment	462,617	443,137
Furniture and fixtures	435,579	435,579

	963,647	944,167
Less: accumulated depreciation	(644,911)	(573,134)

Property and equipment, net	$318,736	$371,033

Depreciation expense for the three months ended June 30, 2010 and 2009 was $41,057 and $37,329, respectively. Depreciation expense for the six months ended June 30, 2010 and 2009 was $71,777 and $73,224. Property and equipment purchased under capital lease obligations at June 30, 2010 and December 31, 2009 was $46,294 and $183,132, respectively. Accumulated depreciation for property and equipment purchased under capital lease was $25,177 and $127,783 at June 30, 2010 and December 31, 2009, respectively.
8. Share-Based Compensation
The Company recognizes the compensation from share-based awards on a straight-line basis over the requisite service period of the award. For the six months ended June 30, 2010, share-based awards consisted of grants of stock options and stock warrants, and for the six months ended June 30, 2009, share-based awards consisted of grants of stock options and restricted stock. The restrictions on the restricted stock lapse over the vesting period. The vesting period of share-based awards is determined by the board of directors, and is generally four years for employees. The per-share weighted-average fair value of stock options granted during the six months ended June 30, 2010 was $2.43 on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions and an estimated average forfeiture rate of 10% for the six months ended June 30, 2010:

	Expected	Risk-Free	Expected	Expected
Six-months ended June 30,	Dividend Yield	Interest Rate	Life	Volatility
2010	—	2.31%	4.75 years	114%
The per-share weighted-average fair value of stock warrants granted during the six months ended June 30, 2010 was $2.44 on the date of grant, using the Black-Scholes option-pricing model with weighted-average assumptions for the risk-free interest rate, expected life and expected volatility of 2.37%, 5 years and 114%, respectively, and an estimated average forfeiture rate of 5% for the six months ended June 30, 2010.
The Company elected to use the Black-Scholes option pricing model to determine the weighted average fair value of options and warrants granted. As the Company’s stock has a limited trading history, prior to the fourth quarter of 2009, the Company determined the volatility for stock options based on a weighted combination of per share reported closing prices and historical and reported data for a peer group of companies that issued options with substantially similar terms. During the fourth quarter of 2009, the Company determined the volatility for stock options based on the reported closing prices of the Company’s stock since its initial public offering in November 2006 as management had determined that this weighting was more indicative of the volatility to be in effect during the expected term of the awards. The expected life of stock options and stock warrants has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment”. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options and stock warrants. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, guidance from the FASB requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. As a result, the Company applied estimated forfeiture rates to unvested share-based compensation of 10% for stock options and restricted stock and 5% for stock warrants, respectively, for the six months ended June 30, 2010 in determining the expense recorded in the accompanying consolidated statements of operations. The Company applied an estimated forfeiture rate to unvested share-based compensation of 24% for stock options and restricted stock for the six months ended June 30, 2009 in determining the expense recorded in the accompanying consolidated statements of operations.

The approximate total share-based compensation expense for the periods presented is included in the following expense categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenue	$19,000	$15,000	$36,000	$65,000
Sales and marketing	58,000	58,000	119,000	237,000
General and administrative	125,000	36,000	183,000	66,000

Total share-based compensation	$202,000	$109,000	$338,000	$368,000

As of June 30, 2010, there was approximately $951,000 of unrecognized compensation expense related to share-based awards, including approximately $642,000 related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.46 years, approximately $238,000 related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.31 years and approximately $71,000 related to non-vested stock warrants that is expected to be recognized over a weighted average period of 0.25 years.
9. Employee Benefit Plans
Stock Options
The Company has two stock incentive plans: the 2003 Stock Incentive Plan, or the 2003 Plan, and the 2006 Stock Incentive Plan, or the 2006 Plan. As of June 30, 2010, 240,451 shares of common stock representing option grants still outstanding were reserved under the 2003 Plan. No further grants are allowed under the 2003 Plan. As of June 30, 2010, 683,574 shares of common stock were reserved under the 2006 Plan representing 356,480 outstanding stock options, 24,425 shares of restricted stock outstanding and 302,669 shares available for grant. A summary of stock option activity under both plans for the six months ended June 30, 2010 is as follows:

	Number of	Weighted Average
	Stock Options	Exercise Price
Outstanding at December 31, 2009	659,888	$3.73
Granted	5,000	$3.15
Cancelled	(4,427)	$9.47
Exercised	(63,530)	$0.42

Outstanding at June 30, 2010	596,931	$4.03

A summary of common stock options outstanding and common stock options exercisable as of June 30, 2010 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
Range of		Remaining	Aggregate	Number	Remaining	Aggregate
Exercise		Contractual	Intrinsic	Of Shares	Contractual	Intrinsic
Prices	Options	Life	Value	Exercisable	Life	Value
$0.20 - $1.99	104,000	0.49 Years	$274,040	104,000	0.49 Years	$274,040
$2.00 - $3.80	360,480	5.43 Years	78,783	96,583	3.28 Years	38,629
$3.81 - $11.29	94,451	3.74 Years	—	74,127	3.29 Years	—
$11.30 - $13.40	38,000	3.81 Years	—	29,256	3.80 Years	—

	596,931	4.20 Years	$352,823	303,966	2.38 Years	$312,669

The aggregate intrinsic value of options exercised during the six months ended June 30, 2010 was approximately $158,000. At June 30, 2010, the weighted average exercise price of common stock options outstanding and exercisable was $4.03 and $4.50, respectively. The weighted average fair value of option grants for the six months ended June 30, 2010 and 2009 was $2.44 and $3.70, respectively.

Restricted Stock
A summary of restricted stock activity under the 2006 Plan for the six months ended June 30, 2010 is as follows:

		Weighted Average
	Shares	Grant Price
Outstanding at December 31, 2009	34,301	$10.38
Granted	6,207	$2.82
Cancelled	(885)	$10.10
Vested	(15,198)	$7.57

Outstanding at June 30, 2010	24,425	$10.22

There were 924,025 shares reserved for issuance under these plans at June 30, 2010.
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
The Company has not taken advances under the facility and there were no outstanding borrowings at June 30, 2010. As of June 30, 2010, the Company was in compliance with its covenants under the facility.

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
Overview
World Energy is an energy management services company that applies a combination of people, process and technology to help listers manage energy as a strategic asset. We have developed three online auction platforms, the World Energy Exchange, the World Green Exchange® and, most recently, the World DR Exchange™. On the World Energy Exchange, retail energy consumers (commercial, industrial and governmental) and wholesale energy participants (utilities, electricity retailers, and intermediaries) in the United States (“listers”) are able to negotiate for the purchase or sale of electricity and other energy resources from competing energy suppliers (“bidders”) which have agreed to participate on our auction platform. The World Energy Exchange is supplemented with information about market rules, pricing trends, energy consumer usage and load profiles. Our procurement staff uses this auction platform to conduct auctions, analyze results, guide energy consumers through contracting, and track their contracts, sites, accounts and usage history. Although our primary source of revenue is from brokering electricity and natural gas, we adapted our World Energy Exchange auction platform to accommodate the brokering of green power in 2003 (i.e. electricity generated by renewable resources), wholesale electricity in 2004 and certain other energy-related products in 2005.
In 2007, we created the World Green Exchange® based on the World Energy Exchange technology and business process. On the World Green Exchange®, bidders and listers negotiate for the purchase or sale of environmental commodities such as Renewable Energy Certificates, Verified Emissions Reductions, Certified Emissions Reductions and Regional Greenhouse Gas Initiative (“RGGI”) allowances. In January 2010, we launched the World DR Exchange™ to create an efficient, transparent and liquid marketplace that benefits customers and suppliers alike in the demand response (“DR”) industry. The World DR Exchange™ creates the industry’s first online marketplace for demand response, enabling customers to source DR more efficiently and effectively bringing together curtailment service providers and energy consumers in highly-structured auction events designed to yield price transparency, heighten competition, and maximize the energy consumers’ share of demand response revenues.
On October 30, 2009, we entered into an agreement with Bond Capital, Ltd. (“Bond”), a strategic partner of ours, for the purchase of up to $2.5 million of our common stock. Pursuant to the agreement, a purchasing entity, an affiliate of Bond, acquired $1.0 million of our common stock at $2.97 per share on November 6, 2009. We agreed to offer an additional $1.5 million in Company shares on the same terms to Bond or its designee, with the price to be determined at the time of investment, through January 15, 2010. In the first quarter of 2010, affiliates of Bond purchased an additional $400,000 of our common stock at an average price of $2.63 per share bringing the amount raised under the financing agreement to $1.3 million.
At our 2010 Annual Meeting of Stockholders held on May 20, 2010, shareholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 15,000,000 to 30,000,000.
We have significantly grown our employee base from 20 at our initial public offering (“IPO”) in November 2006 to a high of 66 during the second quarter of 2008. This planned investment allowed us to execute against our strategic initiatives as outlined in our IPO and has resulted in revenue growth of over 250% since the fourth quarter of 2006. We aggressively invested in all of our product lines in 2007 including building out a direct sales force, expanding our channel partner network, acquiring our largest competitor in our retail product line and building our wholesale and green teams to pursue the opportunities within both of those emerging markets. As our infrastructure investment continued during the first nine months of 2007 in advance of revenue growth, our operating losses increased significantly. These investments began to generate incremental revenue in the fourth quarter of 2007 and we were able to regain the scalability of our business model and reduce our fixed operating costs in the latter half of 2008 and into 2009 and 2010. Our gross margin percentages have returned to our pre-IPO levels of approximately 80% and our operating losses have declined significantly. Our operating loss was approximately $0.6 million for the six months ended June 30, 2010 compared to $1.4 million during the same period last year. We have generated positive adjusted EBITDA in each of the last three quarters, including positive adjusted EBITDA of $0.5 million during the first six months of 2010 compared to negative adjusted EBITDA of $0.2 million for the same period in 2009. We believe that our fixed operating cost structure will remain at current levels in the short-term. However, a portion of our total operating cost structure, including channel partner and internal commission costs, is variable in nature and will increase as revenue levels increase. We will continue to be opportunistic and invest in our current product lines as well as new product offerings both within existing, and new, product lines.
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
U.S. and global economic conditions worsened significantly in the fourth quarter of 2008. The stress on international credit markets due to the sharp contraction of the general economy led to a dramatic tightening in liquidity. The U.S. government responded with several initiatives to alleviate the strain on the financial markets. These programs have had some positive effects on financial systems, but credit remains tight and economic conditions in the U.S. and globally remain uncertain. As a result of the decline in economic output, energy demand in many regions was lower, which led to reduced sales and lower margins. While we did experience a decline in reported usage during the first six months of 2009, energy demand was still within our long-term historical norms. During the last six months of 2009, however, we experienced an approximate 4.5% decline in electricity usage, which resulted in a 2.4% reduction in total revenue. Although we did experience a 1.4% reduction in expected electricity usage during the first six months of 2010, we have seen actual usage levels increase during the second quarter. While we believe that electricity usage will continue to increase and return to long-term historical trends as economic conditions improve, we do expect that energy demand will continue to be affected in the near term as companies hesitate to increase production, reopen plants and resume hiring and purchasing decisions.
Operations
Revenue
Retail Electricity Transactions
We earn a monthly commission on energy sales contracted through our online auction platform from each bidder or energy supplier based on the energy usage transacted between the bidder and lister or energy consumer. Our commissions are not based on the retail price for electricity; rather on the amount of energy consumed. Commissions are based on the energy usage transacted between the energy supplier and energy consumer multiplied by our contractual commission rate. Our contractual commission rate is negotiated with the energy consumer on a procurement-by-procurement basis based on energy consumer specific circumstances, including the size of auction, the effort required to organize and run the respective auction and competitive factors, among others. Once the contractual commission is agreed to with the energy consumer, all energy suppliers participating in the auction agree to that rate. That commission rate remains fixed for the duration of the contractual term regardless of energy usage. Energy consumers provide us with a letter of authorization to request their usage history from the local utility. We then use this data to compile a usage profile for that energy consumer that will become the basis for the auction. This data may also be used to estimate revenue on a going forward basis, as noted below.
Historically, our revenue and operating results have varied from quarter-to-quarter and are expected to continue to fluctuate in the future. These fluctuations are primarily due to the buying patterns of our wholesale customers, which tend to have large, seasonal purchases during the fourth and first quarters and electricity usage having higher demand in our second and third quarters. In addition, the activity levels on the World Energy Exchange can fluctuate due to a number of factors, including market prices, weather conditions, energy consumers’ credit ratings, the ability of suppliers to obtain financing in credit markets, and economic and geopolitical events. To the extent these factors affect the purchasing decisions of energy consumers our future results of operations may be affected.

Contracts between energy suppliers and energy consumers are signed for a variety of term lengths, with a one year contract term being typical for commercial and industrial energy consumers, and government contracts typically having two to three year terms. As a result of recent commodity price fluctuations, where prices increased sharply in the first half of 2008 and then fell dramatically in the second half of 2008 and into 2009, we saw our customers take advantage of what they perceived as low prices and contract for multiple year terms. During this period we saw customers in some cases contract for four, five and even six year terms. In the latter half of 2009 and into 2010 contract terms returned to one- to three- year contract lengths as tight credit markets led to reluctance by energy suppliers to lock in longer term contracts. Our revenue has grown over the last three years through new participants utilizing our World Energy Exchange as well as energy consumers increasing the size or frequency of their transactions on our exchange platform.
We do not invoice our energy suppliers for monthly commissions earned and, therefore, we report a substantial portion of our receivables as “unbilled.” Unbilled accounts receivable represents management’s best estimate of energy provided by the energy suppliers to the energy consumers for a specific completed time period at contracted commission rates and is made up of two components. The first component represents energy usage for which we have received actual data from the supplier and/or the utility, but for which payment has not been received at the balance sheet date. The majority of our contractual relationships with energy suppliers require them to supply actual usage data to us on a monthly basis and remit payment to us based on that usage. The second component represents energy usage for which we have not received actual data, but for which we have estimated usage. Commissions paid in advance by certain bidders are recorded as deferred revenue and amortized to commission revenue on a monthly basis on the energy exchanged that month.
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
Interest expense, net
Interest expense, net consists primarily of:
•	interest income earned on cash held in the bank; and

•	interest expense related to capital leases.
Income tax expense
We did not record an income tax benefit for the six months ended June 30, 2010 and 2009 as we provided a full valuation allowance against our deferred tax assets due to uncertainty regarding the realization of those deferred tax assets, primarily net operating loss carryforwards, in the future.

Results of Operations
The following table sets forth certain items as a percent of revenue for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue	100%	100%	100%	100%
Cost of revenue	23	27	22	27

Gross profit	77	73	78	73
Operating expenses:
Sales and marketing	60	72	58	68
General and administrative	29	23	27	24

Operating loss	(12)	(22)	(7)	(19)
Interest expense, net	—	—	—	—
Income tax expense	—	—	—	—

Net loss	(12)%	(22)%	(7)%	(19)%

Comparison of the Three Months Ended June 30, 2010 and 2009
Revenue

	For the Three Months Ended
	June 30,
	2010	2009	Increase
Revenue	$4,010,980	$3,682,476	$328,504	9%
Revenue increased 9% for the three months ended June 30, 2010 as compared to the same period in 2009 due to increased auction activity in our retail product line. This increase reflects new customer wins with a continued concentration in the Ohio electricity market as price caps expired during the third quarter of 2009 opening up the territory to competitive supply and a 60% increase to 115 in our channel partner network at June 30, 2010. Partially offsetting the retail product line increase were decreases in our wholesale product line, due to the timing of customer procurements during the first half of 2010 compared to the same period in the prior year, and an 11% decrease in management fee revenue as we continue to transition the former EnergyGateway customer base to a performance-based, transaction fee model.
Cost of revenue

	For the Three Months Ended June 30,
	2010		2009
	$	% of Revenue	$	% of Revenue	Decrease
Cost of revenue	$913,320	23%	$984,896	27%	$(71,576)	(7%)
The 7% decrease in cost of revenue related to the three months ended June 30, 2010 as compared to the same period in 2009 was substantially due to decreases in employee costs. At June 30, 2010, we had 23 supply desk employees versus 25 in the same period last year as we realigned our cost structure as business and economic conditions evolved in 2009. Cost of revenue as a percent of revenue decreased 4% due to the employee cost decreases noted above and the 9% increase in revenue.
Operating expenses

	For the Three Months Ended June 30,
	2010		2009
	$	% of Revenue	$	% of Revenue	Increase/(Decrease)
Sales and marketing	$2,405,114	60%	$2,662,921	72%	$(257,807)	(10%)
General and administrative	1,190,945	29	827,719	23	363,226	44

Total operating expenses	$3,596,059	89%	$3,490,640	95%	$105,419	3%
The 10% decrease in sales and marketing expense for the three months ended June 30, 2010 as compared to the same period in 2009 primarily reflects general decreases in compensation and travel costs partially offset by an increase in general marketing costs. Compensation and travel costs decreased primarily due to adjustments to our organizational structure as we realigned our staffing as business and economic conditions evolved in 2009. Marketing costs increased due to the timing of certain trade show and marketing programs. Sales and marketing expense as a percentage of revenue decreased 12% primarily due to the 9% increase in revenue and the cost decreases noted above.

The 44% increase in general and administrative expenses related to the three months ended June 30, 2010 as compared to the same period in 2009 was primarily due to increased investor relation and compensation costs. During the three months ended June 30, 2010 we increased our investor relations efforts in the U.S. to capitalize on our 2009 Nasdaq listing and added staff in our accounting, information technology and human resources departments. In addition, the three months ended June 30, 2009 benefited from the gain related to a settlement from the early termination of a customer contract in 2007. General and administrative expenses as a percent of revenue increased 6% due to the cost increases noted above partially offset by the 9% increase in revenue.
Interest expense, net
Interest expense, net was approximately $1,000 and $2,000 for the three months ended June 30, 2010 and 2009, respectively.
Income tax expense
We did not record an income tax benefit for the three months ended June 30, 2010 and 2009 as we provided a full valuation allowance against our deferred tax assets due to uncertainty regarding the realization of those deferred tax assets, primarily net operating loss carryforwards, in the future.
Net loss
We reported a net loss for the three months ended June 30, 2010 of approximately $0.5 million as compared to a net loss of approximately $0.8 million for the three months ended June 30, 2009. The 37% decrease in net loss is primarily due to the 9% increase in revenue and the 4% improvement in gross margin percentage.
Comparison of the Six Months Ended June 30, 2010 and 2009
Revenue

	For the Six Months Ended
	June 30,
	2010	2009	Increase
Revenue	$8,419,086	$7,660,255	$758,831	10%
Revenue increased 10% for the six months ended June 30, 2010 as compared to the same period in 2009 due to increased auction activity in our retail and wholesale product lines. The retail product line increase reflects new customer wins with a concentration in the Ohio electricity market as price caps expired during the third quarter of 2009 opening up the territory to competitive supply and a 60% increase to 115 in our channel partner network at June 30, 2010. The increase in our wholesale product line was attributable to the 33% growth in our customer base to 61 at June 30, 2010. Partially offsetting the retail and wholesale product line increases was an 11% decrease in management fee revenue resulting from the transitioning of the former EnergyGateway customer base to a performance-based, transaction fee model.
Cost of revenue

	For the Six Months Ended June 30,
	2010		2009
	$	% of Revenue	$	% of Revenue	Decrease
Cost of revenue	$1,862,885	22%	$2,074,848	27%	$(211,963)	(10%)
The 10% decrease in cost of revenue related to the six months ended June 30, 2010 as compared to the same period in 2009 was substantially due to decreases in employee costs. At June 30, 2010, we had 23 supply desk employees versus 25 in the same period last year as we realigned our cost structure as business and economic conditions evolved in 2009. Cost of revenue as a percent of revenue decreased 5% due to the cost decreases noted above and the 10% increase in revenue.

Operating expenses

	For the Six Months Ended June 30,
	2010		2009
	$	% of Revenue	$	% of Revenue	Increase/(Decrease)
Sales and marketing	$4,905,836	58%	$5,233,469	68%	$(327,633)	(6%)
General and administrative	2,275,948	27	1,808,955	24	466,993	26

Total operating expenses	$7,181,784	85%	$7,042,424	92%	$139,360	2%
The 6% decrease in sales and marketing expense for the six months ended June 30, 2010 as compared to the same period in 2009 primarily reflects general decreases in compensation and travel costs partially offset by increases in marketing, consulting and third party commission costs. Compensation and travel costs decreased primarily due to adjustments to our organizational structure as we realigned our staffing as business and economic conditions evolved in 2009. Marketing costs increased due to the timing of certain trade show and marketing programs. Third party commission costs increased due to the 10% increase in revenue. Sales and marketing expense as a percentage of revenue decreased 10% primarily due to the 10% increase in revenue and the net cost decreases noted above.
The 26% increase in general and administrative expenses related to the six months ended June 30, 2010 as compared to the same period in 2009 was primarily due to increases in compensation and investor relations costs. During the six months ended June 30, 2010, we added staff in our accounting, information technology and human resources departments. In addition, we increased our investor relations efforts in the U.S. to capitalize on our 2009 Nasdaq listing. General and administrative expenses as a percent of revenue increased 3% due to the cost increases noted above partially offset by the 10% increase in revenue.
Interest expense, net
Interest expense, net was approximately $3,000 for both of the six months ended June 30, 2010 and 2009.
Income tax expense
We did not record an income tax benefit for the six months ended June 30, 2010 and 2009 as we provided a full valuation allowance against our deferred tax assets due to uncertainty regarding the realization of those deferred tax assets, primarily net operating loss carryforwards, in the future.
Net loss
We reported a net loss for the six months ended June 30, 2010 of approximately $0.6 million as compared to a net loss of approximately $1.5 million for the six months ended June 30, 2009. The 57% decrease in net loss is primarily due to the 10% increase in revenue and the 5% improvement in gross margin percentage.
Liquidity and Capital Resources
At June 30, 2010, we had no commitments for material capital expenditures. We have identified and executed against a number of strategic initiatives that we believe are key components of our future growth, including: expanding our community of listers, bidders and channel partners on our exchanges; strengthening and extending our long-term relationships with government agencies; entering into other energy-related markets including wholesale transactions with utilities, the emerging environmental commodities markets, and, most recently our entry into the demand response market; making strategic acquisitions; and growing our sales force. As of June 30, 2010, our workforce numbered 57 reflecting a net increase of three from the 54 we employed at December 31, 2009. At June 30, 2010, we had 22 professionals in our sales and marketing and account management groups, 23 in our supply desk group and 12 in our general and administrative group. While we will continue to adjust our workforce as the need and/or opportunity arises, we believe that our fixed operating costs will remain at current levels in the short-term.
Comparison of June 30, 2010 to December 31, 2009

	June 30,	December 31,
	2010	2009	Increase/(Decrease)
Cash and cash equivalents	$1,718,071	$2,046,909	$(328,838)	(16)%
Trade accounts receivable	3,380,448	2,909,024	471,424	16
Days sales outstanding	77	76	1	1
Working capital	2,391,600	1,548,986	842,614	54
Stockholders’ equity	10,357,712	10,258,142	99,570	1

Cash and cash equivalents decreased 16% primarily due to a $0.6 million decrease in customer advances and the $0.5 million increase in accounts receivable. These decreases in cash and cash equivalents were significantly offset by adjusted EBITDA of $0.5 million in the first six months of 2010 and net proceeds from the sale of common stock of $0.4 million in the first quarter of 2010. Customer advances decreased due to certain customer payments made as of December 31, 2009 in advance of procurements to be performed and the flow of actual electricity usage in 2010. Trade accounts receivable increased 16% due to the 15% increase in revenue during the three months ended June 30, 2010 compared to the three months ended December 31, 2009. Days sales outstanding (representing accounts receivable outstanding at June 30, 2010 divided by the average sales per day during the current quarter) for the three months ended June 30, 2010 remained relatively flat as compared to the three months ended December 31, 2009. Revenue from bidders representing 10% or more of our revenue increased to 22% from two bidders during the six months ended June 30, 2010, from 18% from a different bidder during the same period in 2009.
Working capital (consisting of current assets less current liabilities) increased 54%, primarily due to the $0.6 million decrease in customer advances and $0.5 million increase in accounts receivable partially offset by the $0.3 million decrease in cash and cash equivalents. Stockholders’ equity increased 1% for the six months ended June 30, 2010 due to net proceeds of $0.4 million from the sale of common stock and share-based compensation of $0.4 million during the six months ended June 30, 2010, both substantially offset by the Company’s net loss for the six months ended June 30, 2010.
Cash used in operating activities for the six months ended June 30, 2010 decreased $0.1 million to $0.7 million compared to the same period last year due to a $0.8 million decrease in net loss, which was substantially offset by $0.6 million decrease in customer advances. Cash provided by investing and financing activities for the six months ended June 30, 2010 was $0.3 million, primarily due to $0.4 million in net proceeds from the sale of common stock. Cash used in investing and financing activities for the six months ended June 30, 2009 was approximately $0.1 million due primarily to repurchases of our common stock in connection with the vesting of restricted stock granted to employees and costs incurred in software development.
Adjusted EBITDA, representing net loss excluding stock-based compensation charges, depreciation, amortization, and net interest expense, for six months ended June 30, 2010 was a positive $0.5 million as compared to a negative $0.2 million for the same period in the prior year. This increase was primarily due to the 10% increase in revenue and the 5% improvement in gross margin percentage. Please refer to the section below entitled “Use of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
We have incurred approximately $22.6 million of cumulative operating losses to date. For the six months ended June 30, 2010, we incurred a net loss of approximately $0.6 million, positive adjusted EBITDA was $0.5 million and net cash used in operating activities was approximately $0.7 million. During 2009, we entered into a First Loan Modification Agreement with Silicon Valley Bank (“SVB”) extending the availability of our $3,000,000 Credit Facility through March 7, 2011. No advances have been taken under the facility and we have no bank debt as of June 30, 2010. Cash and cash equivalents were approximately $1.7 million as of June 30, 2010. We expect to continue to fund our operations from existing cash resources, operating cash flow and, when required, the issuance of various debt and equity instruments. To the extent that our cash and cash equivalents and our anticipated cash flows from operating activities, as well as the SVB credit facility, are insufficient to fund our future activities or planned future acquisitions, we may be required to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies or products. In addition, we may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. Accordingly, we have filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) to register shares of our common stock and other securities for sale, giving us the opportunity to raise funding when needed or otherwise considered appropriate at prices and on terms to be determined at the time of any such offerings. We currently have the ability to sell approximately $20.0 million of our securities under the shelf registration statement subject to Nasdaq, Toronto Stock Exchange and SEC limitations. Any equity or equity-linked financing could be dilutive to existing stockholders. In the event we require additional cash resources, we may not be able to obtain bank credit arrangements or effect any equity or debt financing on terms acceptable to us or at all.

Use of Non-GAAP Financial Measures
In this Quarterly Report on Form 10-Q, we provide certain “non-GAAP financial measures”. A non-GAAP financial measure refers to a numerical financial measure that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable financial measure calculated and presented in accordance with GAAP in our financial statements. In this Quarterly Report on Form 10-Q, we provide adjusted EBITDA as additional information relating to our operating results. This non-GAAP measure excludes expenses related to share-based compensation, depreciation related to our fixed assets, amortization expense related to acquisition-related assets and capitalized software, and interest expense on capital leases. Management uses this non-GAAP measure for internal reporting and bank reporting purposes. We have provided this non-GAAP financial measure in addition to GAAP financial results because we believe that this non-GAAP financial measure provides useful information to certain investors and financial analysts in assessing our operating performance due to the following factors:
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

•
Although share-based compensation is an important aspect of the compensation of our employees and executives, share-based compensation expense is generally fixed at the time of grant, then amortized over a period of several years after the grant of the stock-based instrument, and generally cannot be changed or influenced by management after the grant;

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
GAAP net loss	$(499,649)	$(795,104)	$(628,093)	$(1,460,178)
Add: Interest expense, net	1,250	2,044	2,510	3,161
Add: Share-based compensation	210,671	120,375	355,309	395,280
Add: Depreciation and amortization	380,957	427,985	772,201	867,061

Non-GAAP adjusted EBITA	$93,229	$(244,700)	$501,927	$(194,676)

Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
The most judgmental estimates affecting our condensed consolidated financial statements are those relating to revenue recognition and the estimate of actual energy delivered from the bidder to the lister of such energy; software development costs; share-based compensation; the valuation of intangible assets and goodwill; impairment of long-lived assets; and estimates of future taxable income as it relates to the realization of our net deferred tax assets. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates our future results of operations may be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Refer to Note 2 of our consolidated financial statements within our Annual Report on Form 10-K as filed on March 4, 2010 for a description of our accounting policies.
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
Retail Natural Gas Transactions
There are two primary fee components to our retail natural gas services: transaction fees and management fees. Transaction fees are billed to and paid by the energy supplier awarded business on the platform. These fees are established prior to award and are the same for each supplier. For the majority of our natural gas transactions, we bill the supplier upon the conclusion of the transaction based on the estimated energy volume transacted for the entire award term multiplied by the transaction fee. Management fees are paid by our energy consumers and are generally billed on a monthly basis for services rendered based on terms and conditions included in contractual arrangements. While substantially all of our retail natural gas transactions are accounted for in accordance with this policy, a certain percentage are accounted for as the natural gas is consumed by the customer and recognized as revenue in accordance with the retail electricity transaction revenue recognition methodology described above.
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
Revenue Estimation
Our estimates in relation to revenue recognition affect revenue and sales and marketing expense as reflected on our statements of operations, and trade accounts receivable and accrued commission accounts as reflected on our balance sheets. For any quarterly reporting period, we may not have actual usage data for certain energy suppliers and will need to estimate revenue. We record revenue based on the energy consumers’ historical usage profile. At the end of each reporting period, we adjust historical revenue to reflect actual usage for the period and estimate usage where actual usage is not available. For the six months ended June 30, 2010, we estimated usage for approximately 15% of our revenue resulting in a negative 0.4%, or approximately $16,000, adjustment to reduce total revenue. This decrease in revenue resulted in an approximate $4,000 decrease in sales and marketing expense related to third party commission expense associated with those revenues. Corresponding adjustments were made to trade accounts receivable and accrued commissions, respectively. A 1% difference between this estimate and actual usage would have an approximate $13,000 effect on our revenue for the six months ended June 30, 2010.

Software Development
Certain acquired software and significant enhancements to our software are recorded in accordance with guidance from the Financial Accounting Standards Board (“FASB”). Accordingly, no internally developed software costs were capitalized during the six months ended June 30, 2010 and costs of approximately $41,000 related to implementation, coding and configuration were capitalized during the six months ended June 30, 2009. We amortize internally developed and purchased software over the estimated useful life of the software (generally three years). During the six months ended June 30, 2010 and 2009, approximately $152,000 and $157,000 were amortized to cost of revenues, respectively. Accumulated amortization was approximately $974,000 and $822,000 at June 30, 2010 and December 31, 2009, respectively.
Our estimates for capitalization of software development costs affect cost of revenue and capitalized software as reflected on our consolidated statements of operations and on our consolidated balance sheets. During the six months ended June 30, 2010, amortization expense was approximately 8.2% of cost of revenue. To the extent the carrying amount of the capitalized software costs may not be fully recoverable or that the useful lives of those assets are no longer appropriate, we may need to record an impairment (non-cash) charge and write-off a portion or all of the capitalized software balance on the balance sheet.
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
Intangible Assets
We use assumptions in establishing the carrying value, fair value and estimated lives of our intangible assets. The criteria used for these assumptions include management’s estimate of the asset’s continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, as well as the strategic significance of any identifiable intangible asset in our business objectives. If assets are considered impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Useful lives and related amortization expense are based on our estimate of the period that the assets will generate revenues or otherwise be used by us. Factors that would influence the likelihood of a material change in our reported results include significant changes in the asset’s ability to generate positive cash flow, a significant decline in the economic and competitive environment on which the asset depends and significant changes in our strategic business objectives.
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

Income Taxes
In accordance with guidance from the FASB, deferred tax assets and liabilities are determined at the end of each period based on the future tax consequences that can be attributed to net operating loss carryforwards, as well as differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax basis. Deferred income tax expense or credits are based on changes in the asset or liability from period to period. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income. In determining the valuation allowance, we consider past performance, expected future taxable income, and qualitative factors which we consider to be appropriate in estimating future taxable income. Our forecast of expected future taxable income is for future periods that can be reasonably estimated. Results that differ materially from current expectations may cause us to change our judgment on future taxable income and adjust our existing tax valuation allowance.
Our estimates in relation to income taxes affect income tax benefit and deferred tax assets as reflected on our statements of operations and balance sheets, respectively. The deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized in the near term. As of June 30, 2010, we had deferred tax assets of approximately $8.2 million against which a full valuation allowance has been established. To the extent we determine that it is more likely than not that we will recover all of our deferred tax assets, it could result in an approximate $8.2 million non-cash tax benefit.
Share-Based Compensation
In accordance with guidance from the FASB, we recognize the compensation from share-based awards on a straight-line basis over the requisite service period of the award. For the six months ended June 30, 2010, share-based awards consisted of grants of stock options and stock warrants, and for the six months ended June 30, 2009, share-based awards consisted of grants of stock options and restricted stock. The restrictions on the restricted stock lapse over the vesting period. The vesting period of restricted stock and stock options is determined by our board of directors, and is generally four years for employees. The per-share weighted-average fair value of stock options granted during the six months ended June 30, 2010 was $2.43 on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions and estimated average forfeiture rate of 10% for the six months ended June 30, 2010:

	Expected	Risk-Free	Expected	Expected
Six-months ended June 30,	Dividend Yield	Interest Rate	Life	Volatility
2010	—	2.31%	4.75 years	114%
The per-share weighted-average fair value of stock warrants granted during the six months ended June 30, 2010 was $2.44 on the date of grant, using the Black-Scholes option-pricing model with weighted-average assumptions for the risk-free interest rate, expected life and expected volatility of 2.37%, 5 years and 114%, respectively, and an estimated average forfeiture rate of 5% for the six months ended June 30, 2010.
We have two stock incentive plans: the 2003 Stock Incentive Plan, or the 2003 Plan, and the 2006 Stock Incentive Plan, or the 2006 Plan. As of June 30, 2010, 240,451 shares of common stock representing option grants still outstanding were reserved under the 2003 Plan. No further grants are allowed under the 2003 Plan. As of June 30, 2010, 683,574 shares of common stock were reserved under the 2006 Plan representing 356,480 outstanding stock options, 24,425 shares of restricted stock outstanding and 302,669 shares available for grant.
Stock Options
A summary of stock option activity under both plans for the six months ended June 30, 2010 is as follows:

	Number of	Weighted Average
	Stock Options	Exercise Price
Outstanding at December 31, 2009	659,888	$3.73
Granted	5,000	$3.15
Cancelled	(4,427)	$9.47
Exercised	(63,530)	$0.42

Outstanding at June 30, 2010	596,931	$4.03

A summary of common stock options outstanding and common stock options exercisable as of June 30, 2010 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
Range of		Remaining	Aggregate	Number	Remaining	Aggregate
Exercise		Contractual	Intrinsic	Of Shares	Contractual	Intrinsic
Prices	Options	Life	Value	Exercisable	Life	Value
$0.20 - $1.99	104,000	0.49 Years	$274,040	104,000	0.49 Years	$274,040
$2.00 - $3.80	360,480	5.43 Years	78,783	96,583	3.28 Years	38,629
$3.81 - $11.29	94,451	3.74 Years	—	74,127	3.29 Years	—
$11.30 - $13.40	38,000	3.81 Years	—	29,256	3.80 Years	—

	596,931	4.20 Years	$352,823	303,966	2.38 Years	$312,669

The aggregate intrinsic value of options exercised during the six months ended June 30, 2010 was approximately $158,000. At June 30, 2010, the weighted average exercise price of common stock options outstanding and exercisable was $4.03 and $4.50, respectively.
Restricted Stock
A summary of restricted stock activity under the 2006 Plan for the six months ended June 30, 2010 is as follows:

		Weighted Average
	Shares	Grant Price
Outstanding at December 31, 2009	34,301	$10.38
Granted	6,207	$2.82
Cancelled	(885)	$10.10
Vested	(15,198)	$7.57

Outstanding at June 30, 2010	24,425	$10.22

There were 924,025 shares reserved for issuance under these plans at June 30, 2010.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk
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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2010, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and procedures also were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the second fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
No material changes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On May 1, 2010, we granted to a consultant warrants to purchase 4,500 shares of common stock at a price of $3.27 per share, as consideration for services. The warrants vest ratably on a straight-line basis over one year, and have a life of five years. The grants were unregistered and made pursuant to Section 4(2) of the Securities Act of 1933, as amended.
In connection with the vesting of restricted stock granted to employees, we withheld shares with value equivalent to employees’ minimum statutory obligations for the applicable income and other employment taxes. A summary of the shares withheld to satisfy employee tax withholding obligations is as follows:

			Total Number of	Maximum
	Total		Shares Purchased	Number of Shares
	Number of	Average	As Part of Publicly	That May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under
Period	Purchased	Per Share	Or Programs	The Plan
4/01/10 — 4/30/10	203	$3.23	—	—
5/01/10 — 5/31/10	83	$3.04	—	—
6/01/10 — 6/30/10	1,289	$3.09	—	—

Total	1,575	$3.10	—	—

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Removed and Reserved

Item 5.	Other Information
None.

Item 6.	Exhibits
31.1	Certification of the Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Energy Solutions, Inc.
Dated: August 5, 2010	By:	/s/ Richard Domaleski
Richard Domaleski
Chief Executive Officer

Dated: August 5, 2010	By:	/s/ James Parslow
James Parslow
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of the Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002