Form 10-Q
period 2010-09-30
World Energy Solutions, Inc.
filed 2010-11-04
CIK 1371781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010; or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 29, 2010, the registrant had 9,106,119 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,079,906	$2,046,909
Trade accounts receivable, net	3,508,524	2,909,024
Prepaid expenses and other current assets	297,895	213,033

Total current assets	5,886,325	5,168,966
Property and equipment, net	285,677	371,033
Capitalized software, net and other assets	433,548	424,928
Intangibles, net	3,962,968	4,750,497
Goodwill	3,178,701	3,178,701

Total assets	$13,747,219	$13,894,125

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$276,311	$285,212
Accrued commissions	945,772	835,342
Accrued compensation	1,298,743	1,280,683
Accrued expenses	322,405	328,816
Deferred revenue and customer advances	196,380	873,752
Capital lease obligations	15,361	16,175

Total current liabilities	3,054,972	3,619,980
Capital lease obligations, net of current portion	4,785	16,003

Total liabilities	3,059,757	3,635,983

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 30,000,000 shares authorized; 9,131,910 shares issued and 9,088,258 shares outstanding at September 30, 2010, and 8,889,357 shares issued and 8,850,474 shares outstanding at December 31, 2009	909	885
Additional paid-in capital	33,355,344	32,431,240
Accumulated deficit	(22,462,817)	(21,981,951)
Treasury stock, at cost; 43,652 shares at September 30, 2010 and 38,883 shares at December 31, 2009	(205,974)	(192,032)

Total stockholders’ equity	10,687,462	10,258,142

Total liabilities and stockholders’ equity	$13,747,219	$13,894,125

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Brokerage commissions and transaction fees	$4,355,513	$3,186,791	$12,276,224	$10,287,012
Management fees	295,479	271,471	793,854	831,505

Total revenue	4,650,992	3,458,262	13,070,078	11,118,517
Cost of revenue	913,452	893,668	2,776,337	2,968,516

Gross profit	3,737,540	2,564,594	10,293,741	8,150,001

Operating expenses:
Sales and marketing	2,177,921	2,314,962	7,083,757	7,548,431
General and administrative	1,414,947	884,841	3,690,895	2,693,796

Total operating expenses	3,592,868	3,199,803	10,774,652	10,242,227

Operating income (loss)	144,672	(635,209)	(480,911)	(2,092,226)

Interest income (expense), net	2,555	(1,493)	45	(4,654)

Income (loss) before income taxes	147,227	(636,702)	(480,866)	(2,096,880)

Income tax expense (benefit)	—	—	—	—

Net income (loss)	$147,227	$(636,702)	$(480,866)	$(2,096,880)

Earnings (loss) per share:
Earnings (loss) per common share — basic and diluted	$0.02	$(0.08)	$(0.05)	$(0.25)

Weighted average shares outstanding — basic	9,083,807	8,468,500	9,054,317	8,445,252

Weighted average shares outstanding — diluted	9,189,776	8,468,500	9,054,317	8,445,252

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(480,866)	$(2,096,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,107,578	1,262,915
Share-based compensation	541,986	505,642
Loss on disposal of property and equipment	—	1,604
Changes in assets and liabilities:
Trade accounts receivable	(599,500)	(736,971)
Prepaid expenses and other current assets	(84,862)	179,581
Accounts payable	(8,901)	(173,957)
Accrued commissions	110,430	40,795
Accrued compensation	18,060	347,209
Accrued expenses	(6,411)	(1,904)
Deferred revenue and customer advances	(677,372)	(263,114)

Net cash used in operating activities	(79,858)	(935,080)

Cash flows from investing activities:
Cost incurred in software development and changes in other assets	(222,393)	(40,624)
Purchases of property and equipment	(20,920)	(1,432)
Cash received in sale of property and equipment	—	500

Net cash used in investing activities	(243,313)	(41,556)

Cash flows from financing activities:
Proceeds from exercise of stock options	26,632	20,849
Proceeds from exercise of stock warrants	1,234	—
Proceeds from the sale of common stock, net	354,276	—
Purchase of treasury stock	(13,942)	(88,123)
Principal payments on capital lease obligations	(12,032)	(33,065)

Net cash provided by (used in) financing activities	356,168	(100,339)

Net increase (decrease) in cash and cash equivalents	32,997	(1,076,975)

Cash and cash equivalents, beginning of period	2,046,909	1,731,411

Cash and cash equivalents, end of period	$2,079,906	$654,436

Non-cash activities:

Fair value of restricted common stock granted to employees	$—	$77,713

Net capital lease obligations	$—	$30,816

Supplemental disclosure of cash flow information:

Net cash paid for interest	$(3,678)	$(4,095)

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2010
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
In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments consisting of normal recurring adjustments and accruals necessary for the fair presentation of the Company’s financial position as of September 30, 2010, the results of its operations for the three and nine months ended September 30, 2010 and 2009 and its cash flows for the nine months ended September 30, 2010 and 2009, respectively. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2010. Certain prior year amounts have been reclassified to conform to the current year presentation.
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
In the first quarter of 2010, the FASB issued ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09). ASU 2010-09 amends Accounting Standards Codification (“ASC”) 855, Subsequent Events, so that SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in financial statements. The Company adopted the provisions of ASU 2010-09 in the first quarter of 2010. This adoption did not affect the Company’s consolidated financial statements.
3. Earnings (Loss) Per Share
As of September 30, 2010 and 2009, the Company only had one issued and outstanding class of stock — common stock. As a result, the basic earnings or loss per share for the three and nine months ended September 30, 2010 and 2009 is computed by dividing net earnings or loss available to common stockholders by the weighted average number of common shares outstanding for the period.
The following table provides a reconciliation of the denominators of the Company’s reported basic and diluted earnings per share computation for the three months ended September 30, 2010:

Weighted number of common shares — basic	9,083,807
Common stock equivalents	105,969

Weighted number of common and common equivalent shares — diluted	9,189,776

The computed loss per share does not assume conversion, exercise, or contingent exercise of securities that would have an antidilutive effect on loss per share. As the Company was in a net loss position for the nine month period ended September 30, 2010 and the three and nine month periods ended September 30, 2009, all common stock equivalents in those periods were antidilutive. Therefore, the weighted average of basic and diluted voting shares of common stock outstanding for the nine months ended September 30, 2010 were 9,054,317, and the weighted average number of basic and diluted voting shares of common stock outstanding for the three and nine months ended September 30, 2009 were 8,468,500 and 8,445,252, respectively.

The following represents issuable weighted average share information for the respective periods:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Common stock options	105,637	215,475	119,775	244,525
Common stock warrants	—	7,130	2,514	12,608
Unvested restricted stock	332	994	382	1,241

Total	105,969	223,599	122,671	258,374

In addition, common stock options, common stock warrants and unvested restricted stock of 397,301, 64,500 and 19,221, respectively, were excluded from the calculation of net loss per share, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during the three and nine months ended September 30, 2010.
Common stock options and unvested restricted stock of 273,201 and 37,396, respectively, were excluded from the calculation of net loss per share, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during the three months ended September 30, 2009. Common stock options and unvested restricted stock of 239,201 and 37,396, respectively, were excluded from the calculation of net loss per share, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during the nine months ended September 30, 2009.
4. Concentration of Credit Risk and Off-Balance Sheet Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. The Company places its cash with primarily one institution, which management believes is of high credit quality. As of September 30, 2010, approximately $300,000 of the Company’s cash and cash equivalents was invested in a highly liquid, U.S. Treasury money market fund.
The Company earns commission payments from bidders based on transactions completed between listers and bidders. The Company provides credit in the form of invoiced and unbilled accounts receivable to bidders in the normal course of business. Collateral is not required for trade accounts receivable, but ongoing credit evaluations of bidders are performed. While the majority of the Company’s revenue is generated from retail energy transactions where the winning bidder pays a commission to the Company, commission payments for forward auctions can be paid by the lister, bidder or a combination of both. Management provides for an allowance for doubtful accounts on a specifically identified basis, as well as through historical experience applied to an aging of accounts, if necessary. Trade accounts receivable are written off when deemed uncollectible. To date write-offs have not been material.
The following represents revenue and trade accounts receivable from bidders exceeding 10% of the total in each category:

	Revenue for the three		Revenue for the nine		Trade Accounts Receivable as
	months ended September 30,		months ended September 30,		of September 30,
Energy Supplier	2010	2009	2010	2009	2010	2009

A	7%	14%	8%	17%	14%	23%
B	11%	9%	12%	8%	11%	10%
C	12%	4%	11%	2%	15%	6%
In addition to its direct relationship with bidders, the Company also has direct contractual relationships with listers for the online procurement of certain of their energy, demand response or environmental needs. These listers are primarily large businesses and government organizations and do not have a direct creditor relationship with the Company. For the three and nine months ended September 30, 2010, no energy consumer represented more than 10% individually of the Company’s revenue. For the three months ended September 30, 2009, one of these listers accounted for transactions resulting in approximately 10% of the Company’s aggregate revenue. For the nine months ended September 30, 2009, no energy consumer represented at least 10% individually of the Company’s revenue.

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
The Company generally invoices bidders for commissions earned on retail natural gas and wholesale transactions, which are reflected as billed accounts receivable. The total commission earned on these transactions is recognized upon completion of the procurement event and is generally due within 30 days of invoice date. In addition, the Company invoices the bidder, lister or combination of both for forward auctions performed for environmental commodity product transactions. These transactions are earned and invoiced either upon lister acceptance of the auction results or, in some cases, upon delivery of the credits or cash settlement of the transaction.
Trade accounts receivable, net consists of the following:

	September 30, 2010	December 31, 2009

Unbilled accounts receivable	$2,884,885	$2,631,792
Billed accounts receivable	737,879	314,527

	3,622,764	2,946,319
Allowance for doubtful accounts	(114,240)	(37,295)

Trade accounts receivable, net	$3,508,524	$2,909,024

6. Stockholders’ Equity
Common Stock
At the Company’s 2010 Annual Meeting of Stockholders, shareholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 15,000,000 to 30,000,000.
On October 30, 2009, the Company entered into an agreement with Bond, a strategic partner of the Company, for the purchase of up to $2.5 million of the Company’s common stock. Pursuant to the agreement, a purchasing entity, an affiliate of Bond, acquired $1.0 million of World Energy’s common stock at $2.97 per share on November 6, 2009. The Company agreed to offer an additional $1.5 million in Company shares on the same terms to Bond or its designee, with the price to be determined at the time of investment, through January 15, 2010. In the first quarter of 2010, affiliates of Bond purchased an additional $400,000 of Company stock at an average price of $2.63 per share, bringing the net amount raised under the financing agreement to $1.3 million. Proceeds from the transactions will be used for general corporate purposes, including supporting the Company’s growth initiatives.
Treasury Stock
In connection with the vesting of restricted stock granted to employees, the Company withheld shares with value equivalent to employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld of 4,769 and 24,250 for the nine months ended September 30, 2010 and 2009, respectively, were based on the value of the restricted stock on their vesting date as determined by the Company’s closing stock price. Total payment for employees’ tax obligations was approximately $14,000 and $88,000 for the nine months ended September 30, 2010 and 2009, respectively. These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Common Stock Warrants
In the first nine months of 2010, the Company issued warrants to consultants for the purchase of 64,500 shares of the Company’s common stock at an average per share price of $3.03. The warrants vest ratably on a monthly basis over six and twelve month periods and have five year lives.
The following table summarizes the Company’s warrant activity for the nine months ended September 30, 2010:

		Weighted Average
	Shares	Exercise Price
Warrants outstanding, December 31, 2009	4,260	$0.30
Granted	64,500	$3.03
Exercised	(4,110)	$0.30
Canceled/expired	(150)	$0.30

Warrants outstanding, September 30, 2010	64,500	$3.03

The weighted average remaining contractual life of warrants outstanding is 4.47 years as of September 30, 2010.
7. Property and Equipment, Net
Property and equipment, net consists of the following:

	September 30, 2010	December 31, 2009
Leasehold improvements	$65,451	$65,451
Equipment	464,057	443,137
Furniture and fixtures	435,579	435,579

	965,087	944,167
Less: accumulated depreciation	(679,410)	(573,134)

Property and equipment, net	$285,677	$371,033

Depreciation expense for the three months ended September 30, 2010 and 2009 was $34,499 and $37,221, respectively. Depreciation expense for the nine months ended September 30, 2010 and 2009 was $106,276 and $110,445, respectively. Property and equipment purchased under capital lease obligations at September 30, 2010 and December 31, 2009 was $46,294 and $183,132, respectively. Accumulated depreciation for property and equipment purchased under capital lease was $28,657 and $127,783 at September 30, 2010 and December 31, 2009, respectively.
8. Share-Based Compensation
The Company recognizes the compensation from share-based awards on a straight-line basis over the requisite service period of the award. For the nine months ended September 30, 2010, share-based awards consisted of grants of stock options and stock warrants, and for the nine months ended September 30, 2009, share-based awards consisted of grants of stock options and restricted stock. The restrictions on the restricted stock lapse over the vesting period. The vesting period of share-based awards is determined by the board of directors, and is generally four years for employees. The per-share weighted-average fair value of stock options granted during the nine months ended September 30, 2010 was $2.30 on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions and an estimated average forfeiture rate of 10% for the nine months ended September 30, 2010:

	Expected	Risk-Free	Expected	Expected
Nine months ended September 30,	Dividend Yield	Interest Rate	Life	Volatility
2010	—	1.60%	4.75 years	109%
The per-share weighted-average fair value of stock warrants granted during the nine months ended September 30, 2010 was $2.44 on the date of grant, using the Black-Scholes option-pricing model with weighted-average assumptions for the risk-free interest rate, expected life and expected volatility of 2.37%, 5 years and 114%, respectively, and an estimated average forfeiture rate of 7% for the nine months ended September 30, 2010.

The Company elected to use the Black-Scholes option pricing model to determine the weighted average fair value of options and warrants granted. As the Company’s stock has a limited trading history, prior to the fourth quarter of 2009, the Company determined the volatility for stock options based on a weighted combination of per share reported closing prices and historical and reported data for a peer group of companies that issued options with substantially similar terms. During the fourth quarter of 2009, the Company determined the volatility for stock options based on the reported closing prices of the Company’s stock since its initial public offering in November 2006 as management had determined that this weighting was more indicative of the volatility to be in effect during the expected term of the awards. The expected life of stock options and stock warrants has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment”. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options and stock warrants. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, guidance from the FASB requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. As a result, the Company applied estimated forfeiture rates to unvested share-based compensation of 10% for stock options and restricted stock and 7% for stock warrants, respectively, for the nine months ended September 30, 2010 in determining the expense recorded in the accompanying consolidated statements of operations. The Company applied an estimated forfeiture rate to unvested share-based compensation of 21% for stock options and restricted stock for the nine months ended September 30, 2009 in determining the expense recorded in the accompanying consolidated statements of operations.
The approximate total share-based compensation expense for the periods presented is included in the following expense categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenue	$18,000	$15,000	$55,000	$79,000
Sales and marketing	57,000	50,000	175,000	288,000
General and administrative	103,000	34,000	286,000	100,000

Total share-based compensation	$178,000	$99,000	$516,000	$467,000

As of September 30, 2010, there was approximately $810,000 of unrecognized compensation expense related to share-based awards, including approximately $617,000 related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.68 years, approximately $186,000 related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.06 years and approximately $7,000 related to non-vested stock warrants that is expected to be recognized over a weighted average period of 0.58 years.
9. Employee Benefit Plans
Stock Options
The Company has two stock incentive plans: the 2003 Stock Incentive Plan, or the 2003 Plan, and the 2006 Stock Incentive Plan, or the 2006 Plan. As of September 30, 2010, 229,201 shares of common stock, representing option grants still outstanding, were reserved under the 2003 Plan. No further grants are allowed under the 2003 Plan. As of September 30, 2010, 676,256 shares of common stock were reserved under the 2006 Plan representing 374,680 outstanding stock options, 20,064 shares of restricted stock outstanding and 281,512 shares available for grant. A summary of stock option activity under both plans for the nine months ended September 30, 2010 is as follows:

	Number of	Weighted Average
	Stock Options	Exercise Price
Outstanding at December 31, 2009	659,888	$3.73
Granted	23,200	$2.99
Cancelled	(15,677)	$9.49
Exercised	(63,530)	$0.42

Outstanding at September 30, 2010	603,881	$3.90

A summary of common stock options outstanding and common stock options exercisable as of September 30, 2010 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Aggregate	Number	Remaining	Aggregate
		Contractual	Intrinsic	Of Shares	Contractual	Intrinsic
Range of Exercise Prices	Options	Life	Value	Exercisable	Life	Value
$0.20 - $1.99	104,000	0.24 Years	$285,989	104,000	0.24 Years	$285,989
$2.00 - $3.80	378,680	5.26 Years	91,496	111,197	3.37 Years	49,741
$3.81 - $11.29	83,201	3.58 Years	—	68,076	3.12 Years	—
$11.30 - $13.40	38,000	3.56 Years	—	31,632	3.55 Years	—

	603,881	4.06 Years	$377,485	314,905	2.30 Years	$335,730

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2010 was approximately $158,000. At September 30, 2010, the weighted average exercise price of common stock options outstanding and exercisable was $3.90 and $4.37, respectively. The weighted average fair value of option grants for the nine months ended September 30, 2010 and 2009 was $2.30 and $3.05, respectively.
Restricted Stock
A summary of restricted stock activity under the 2006 Plan for the nine months ended September 30, 2010 is as follows:

		Weighted Average
	Shares	Grant Price
Outstanding at December 31, 2009	34,301	$10.38
Granted	9,164	$2.87
Cancelled	(885)	$10.10
Vested	(22,516)	$7.61

Outstanding at September 30, 2010	20,064	$10.07

There were 905,457 shares reserved for issuance under these plans at September 30, 2010.
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
The Company has not taken advances under the facility and there were no outstanding borrowings at September 30, 2010. As of September 30, 2010, the Company was in compliance with its covenants under the facility.

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
We have significantly grown our employee base from 20 at our initial public offering (“IPO”) in November 2006 to a high of 66 during the second quarter of 2008. This planned investment allowed us to execute against our strategic initiatives as outlined in our IPO and has resulted in revenue growth of over 250% since the fourth quarter of 2006. We aggressively invested in all of our product lines in 2007 including building out a direct sales force, expanding our channel partner network, acquiring our largest competitor in our retail product line and building our wholesale and green teams to pursue the opportunities within both of those emerging markets. As our infrastructure investment continued during the first nine months of 2007 in advance of revenue growth, our operating losses increased significantly. These investments began to generate incremental revenue in the fourth quarter of 2007 and we were able to regain the scalability of our business model and reduce our fixed operating costs in the latter half of 2008 and into 2009 and 2010. Our gross margin percentages have returned to our pre-IPO levels of approximately 80% and our operating losses have declined significantly. Our operating loss was approximately $0.5 million for the nine months ended September 30, 2010 compared to an operating loss of approximately $2.1 million during the same period last year. We returned to profitability during the third quarter of 2010, generating net income of $0.1 million and positive adjusted EBITDA of $0.7 million. We have generated positive adjusted EBITDA in each of the last four quarters resulting in positive adjusted EBITDA of $1.2 million for the nine months ended September 30, 2010. We believe that our fixed operating cost structure will remain at current levels in the short-term. However, a portion of our total operating cost structure, including channel partner and internal commission costs, is variable in nature and will increase as revenue levels increase. We will continue to be opportunistic and invest in our current product lines as well as new product offerings both within our existing and new product lines.

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
U.S. and global economic conditions worsened significantly in the fourth quarter of 2008. The stress on international credit markets due to the sharp contraction of the general economy led to a dramatic tightening in liquidity. The U.S. government responded with several initiatives to alleviate the strain on the financial markets. These programs have had some positive effects on financial systems, but credit remains tight and economic conditions in the U.S. and globally remain uncertain. As a result of the decline in economic output, energy demand in many regions was lower, which led to reduced sales and lower margins. While we did experience a decline in reported usage during the first six months of 2009, energy demand was still within our long-term historical norms. During the last six months of 2009, however, we experienced an approximate 4.5% decline in electricity usage, which resulted in a 2.4% reduction in total revenue. We have seen actual energy demand return to historical norms in 2010 and increase during the third quarter. While we believe that electricity usage will continue to increase and return to long-term historical trends as economic conditions improve, we do expect that energy demand will continue to be affected in the near term as companies hesitate to increase production, reopen plants and resume hiring and purchasing decisions.
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

Contracts between energy suppliers and energy consumers are signed for a variety of term lengths, with a one year contract term being typical for commercial and industrial energy consumers, and government contracts typically having two to three year terms. As a result of recent commodity price fluctuations, where prices increased sharply in the first half of 2008 and then fell dramatically in the second half of 2008 and into 2009, we saw our customers take advantage of what they perceived as low prices and contract for multiple year terms. During this period we saw customers in some cases contract for four, five and even six year terms. In the latter half of 2009 and into 2010 contract terms returned to one- to three- year contract lengths as tight credit markets led to reluctance by energy suppliers to lock in longer term contracts. Our revenue has grown over the last three years through new participants utilizing our World Energy Exchange as well as existing energy consumers increasing the size or frequency of their transactions on our exchange platform.
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
Retail Natural Gas Transactions
There are two primary fee components to our retail natural gas services: transaction fees and management fees. Transaction fees are billed to and paid by the energy supplier awarded business on the platform. These fees are established prior to award and are the same for each supplier. For the majority of our natural gas transactions, we bill the supplier upon the conclusion of the transaction based on the estimated energy volume transacted for the entire award term multiplied by the transaction fee. Management fees are paid by our energy consumers and are generally billed on a monthly basis for services rendered based on terms and conditions included in contractual arrangements. While substantially all of our retail natural gas transactions are accounted for in accordance with this policy, a certain percentage is accounted for as the natural gas is consumed by the energy consumer and recognized as revenue in accordance with the retail electricity transaction revenue recognition methodology described above.
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
Cost of revenue
Cost of revenue consists primarily of:
•
salaries, employee benefits and share-based compensation associated with our auction management services, which are directly related to the development and production of the online auction and maintenance of market-related data on our auction platform and monthly management fees (our supply desk function);

•	amortization of capitalized costs associated with our auction platform and acquired developed technology; and
•	rent, depreciation and other related overhead and facility-related costs.

Sales and marketing
Sales and marketing expenses consist primarily of:
•	salaries, employee benefits and share-based compensation related to sales and marketing personnel;
•	third party commission expenses to our channel partners;
•	travel and related expenses;
•	amortization related to customer relationships and contracts;
•	rent, depreciation and other related overhead and facility-related costs; and
•	general marketing costs such as trade shows, marketing materials and outsourced services.
General and administrative
General and administrative expenses consist primarily of:
•	salaries, employee benefits and share-based compensation related to general and administrative personnel;
•	accounting, legal, and other professional fees; and
•	rent, depreciation and other related overhead and facility-related costs.
Interest income (expense), net
Interest expense, net consists primarily of:
•	interest income earned on cash held in the bank; and
•	interest expense related to capital leases.
Income tax expense (benefit)
We did not record an income tax expense for the three months ended September 30, 2010 due to the existence of net operating loss carryforwards that were more than adequate to offset the pre-tax income generated during the period. We did not record an income tax benefit for the third quarter of 2009 as we provided a full valuation allowance against our deferred tax assets due to uncertainty regarding the realization of those deferred tax assets in the future.

Results of Operations
The following table sets forth certain items as a percent of revenue for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	100%	100%	100%	100%
Cost of revenue	20	26	21	27

Gross profit	80	74	79	73
Operating expenses:
Sales and marketing	47	67	55	68
General and administrative	30	25	28	24

Operating income (loss)	3	(18)	(4)	(19)
Interest income (expense), net	—	—	—	—
Income tax expense (benefit)	—	—	—	—

Net income (loss)	3%	(18)%	(4)%	(19)%

Comparison of the Three Months Ended September 30, 2010 and 2009
Revenue

	For the Three Months Ended
	September 30,
	2010	2009	Increase
Revenue	$4,650,992	$3,458,262	$1,192,730	34%
Revenue increased 34% for the three months ended September 30, 2010 as compared to the same period in 2009 due to increased auction activity in all of our product lines. These increases reflect new customer wins in our retail product line with a continued concentration in the Ohio electricity market as price caps expired during the third quarter of 2009, opening up the territory to competitive supply, and a 43% increase to 129 in our channel partner network at September 30, 2010. Revenue from our wholesale product line increased as we grew our customer base 27% to 65 and both new and existing customers contributed to revenue during the quarter.
Cost of revenue

	For the Three Months Ended September 30,
	2010		2009
	$	% of Revenue	$	% of Revenue	Increase
Cost of revenue	$913,452	20%	$893,668	26%	$19,784	2%
The 2% increase in cost of revenue related to the three months ended September 30, 2010 as compared to the same period in 2009 was substantially due to increases in employee costs, partially offset by a decrease in amortization of capitalized software development costs. Employee costs increased due to a 34% increase in commission costs directly related to the increase in revenue. Cost of revenue as a percent of revenue decreased 6% due to the 34% increase in revenue, partially offset by the cost increases noted above.
Operating expenses

	For the Three Months Ended September 30,
	2010		2009
	$	% of Revenue	$	% of Revenue	Increase/(Decrease)
Sales and marketing	$2,177,921	47%	$2,314,962	67%	$(137,041)	(6%)
General and administrative	1,414,947	30	884,841	25	530,106	60

Total operating expenses	$3,592,868	77%	$3,199,803	92%	$393,065	12%
The 6% decrease in sales and marketing expense for the three months ended September 30, 2010 as compared to the same period in 2009 primarily reflects general decreases in compensation, amortization and consulting costs partially offset by increases in commission costs. Compensation and consulting costs decreased primarily due to adjustments to our organizational structure as we realigned our staffing during the third quarter of 2009 as business and economic conditions evolved. Internal and third party commission costs increased 26% due to the 34% increase in revenue. Sales and marketing expense as a percentage of revenue decreased 20% primarily due to the 34% increase in revenue and, to a lesser extent, the cost decreases noted above.

The 60% increase in general and administrative expenses related to the three months ended September 30, 2010 as compared to the same period in 2009 was primarily due to increased compensation and investor relations costs. During the three months ended September 30, 2010 we increased our investor relations efforts in the U.S. to capitalize on our 2009 Nasdaq listing and added staff in our accounting, information technology and human resources departments. General and administrative expenses as a percent of revenue increased 5% due to the cost increases noted above, substantially offset by the 34% increase in revenue.
Interest income (expense), net
Interest income, net was approximately $3,000 and interest expense, net was approximately $1,000 for the three months ended September 30, 2010 and 2009, respectively.
Income tax expense (benefit)
We did not record an income tax expense for the three months ended September 30, 2010 due to the existence of net operating loss carryforwards that were more than adequate to offset the pre-tax income generated during the period. We did not record an income tax benefit for the third quarter of 2009 as we provided a full valuation allowance against our deferred tax assets due to uncertainty regarding the realization of those deferred tax assets in the future.
Net income (loss)
We reported net income for the three months ended September 30, 2010 of approximately $0.1 million as compared to a net loss of approximately $0.6 million for the three months ended September 30, 2009. The increase in net income is due to the 34% increase in revenue partially offset by increases in internal and third party commission expense.
Comparison of the Nine Months Ended September 30, 2010 and 2009
Revenue

	For the Nine Months Ended
	September 30,
	2010	2009	Increase
Revenue	$13,070,078	$11,118,517	$1,951,561	18%
Revenue increased 18% for the nine months ended September 30, 2010 as compared to the same period in 2009 due to increased auction activity in our retail and wholesale product lines. The retail product line increase reflects new customer wins with a concentration in the Ohio electricity market as price caps expired during the third quarter of 2009, opening up the territory to competitive supply, and a 43% increase to 129 in our channel partner network at September 30, 2010. The increase in our wholesale product line was attributable to the 27% growth in our customer base to 65 and both new and existing customers contributed to revenue during the period.
Cost of revenue

	For the Nine Months Ended September 30,
	2010		2009
	$	% of Revenue	$	% of Revenue	Decrease
Cost of revenue	$2,776,337	21%	$2,968,516	27%	$(192,179)	(6%)
The 6% decrease in cost of revenue related to the nine months ended September 30, 2010 as compared to the same period in 2009 was substantially due to decreases in employee costs as we realigned our cost structure during the third quarter of 2009 as business and economic conditions evolved. Cost of revenue as a percent of revenue decreased 6% due to the 18% increase in revenue and the employee cost decreases noted above.
Operating expenses

	For the Nine Months Ended September 30,
	2010		2009
	$	% of Revenue	$	% of Revenue	Increase/(Decrease)
Sales and marketing	$7,083,757	55%	$7,548,431	68%	$(464,674)	(6%)
General and administrative	3,690,895	28	2,693,796	24	997,099	37

Total operating expenses	$10,774,652	83%	$10,242,227	92%	$532,425	5%

The 6% decrease in sales and marketing expense for the nine months ended September 30, 2010 as compared to the same period in 2009 primarily reflects general decreases in compensation and travel costs partially offset by increases in marketing and commission costs. Compensation and travel costs decreased primarily due to adjustments we made in our organizational structure during the third quarter of 2009 as we realigned our staffing as business and economic conditions evolved. Internal and third party commission costs increased 10% due to the 18% increase in revenue and marketing costs increased due to the timing of certain trade show and marketing programs. Sales and marketing expense as a percentage of revenue decreased 13% primarily due to the 18% increase in revenue and the net cost decreases noted above.
The 37% increase in general and administrative expenses related to the nine months ended September 30, 2010 as compared to the same period in 2009 was primarily due to increases in compensation and investor relations costs. During the nine months ended September 30, 2010, we added staff in our accounting, information technology and human resources departments. In addition, we increased our investor relations efforts in the U.S. to capitalize on our 2009 Nasdaq listing. General and administrative expenses as a percent of revenue increased 4% due to the cost increases noted above partially offset by the 18% increase in revenue.
Interest income (expense), net
Interest income substantially offset interest expense for the nine months ended September 30, 2010. Interest expense, net of $5,000 for the nine months ended September 30, 2009 was primarily related to capital lease obligations.
Income tax expense (benefit)
We did not record an income tax expense for the nine months ended September 30, 2010 due to the existence of net operating loss carryforwards that were more than adequate to offset the pre-tax income generated during the period. We did not record an income tax benefit for 2009 as we provided a full valuation allowance against our deferred tax assets due to uncertainty regarding the realization of those deferred tax assets in the future.
Net income (loss)
We reported a net loss for the nine months ended September 30, 2010 of approximately $0.5 million as compared to a net loss of approximately $2.1 million for the nine months ended September 30, 2009. The 77% decrease in net loss is primarily due to the 18% increase in revenue partially offset by increases in internal and third party commission expense.
Liquidity and Capital Resources
At September 30, 2010, we had no commitments for material capital expenditures. We have identified and executed against a number of strategic initiatives that we believe are key components of our future growth, including: expanding our community of listers, bidders and channel partners on our exchanges; strengthening and extending our long-term relationships with government agencies; entering into other energy-related markets including wholesale transactions with utilities, the emerging environmental commodities markets, and, most recently our entry into the demand response market; making strategic acquisitions; and growing our sales force. As of September 30, 2010, our workforce numbered 59 reflecting a net increase of five from the 54 we employed at December 31, 2009. At September 30, 2010, we had 24 professionals in our sales and marketing and account management groups, 23 in our supply desk group and 12 in our general and administrative group. While we will continue to adjust our workforce as the need and/or opportunity arises, we believe that our fixed operating costs will remain at or near current levels in the short-term.

Comparison of September 30, 2010 to December 31, 2009

	September 30,	December 31,
	2010	2009	Increase/(Decrease)
Cash and cash equivalents	$2,079,906	$2,046,909	$32,997	2%
Trade accounts receivable	3,508,524	2,909,024	599,500	21
Days sales outstanding	69	76	(7)	(9)
Working capital	2,831,353	1,548,986	1,282,367	83
Stockholders’ equity	10,687,462	10,258,142	429,320	4
Cash and cash equivalents increased 2% primarily due to positive adjusted EBITDA of $1.2 million and net proceeds from the sale of common stock of $0.4 million. These increases were substantially offset by an increase in trade accounts receivable and a decrease in customer advances. Customer advances decreased due to certain customer payments made as of December 31, 2009 in advance of scheduled procurements and the flow of actual electricity usage in 2010. Trade accounts receivable increased 21% due to the 33% increase in revenue during the three months ended September 30, 2010 compared to the three months ended December 31, 2009. Days sales outstanding (representing accounts receivable outstanding at September 30, 2010 divided by the average sales per day during the current quarter) for the three months ended September 30, 2010 improved by 7 days as compared to the three months ended December 31, 2009. Revenue from bidders representing 10% or more of our revenue increased to 23% from two bidders during the nine months ended September 30, 2010, from 17% from a different bidder during the same period in 2009.
Working capital (consisting of current assets less current liabilities) increased 83%, primarily due to the $0.7 million decrease in customer advances and $0.6 million increase in accounts receivable. Stockholders’ equity increased 4% for the nine months ended September 30, 2010 due to net proceeds of $0.4 million from the sale of common stock and share-based compensation of $0.5 million, both partially offset by the Company’s net loss of $0.5 million.
Cash used in operating activities for the nine months ended September 30, 2010 decreased $0.9 million to $0.1 million compared to the same period last year due to a $1.6 million decrease in net loss, which was substantially offset by the decrease in customer advances and the increase in trade accounts receivable. Cash provided by investing and financing activities for the nine months ended September 30, 2010 was $0.1 million primarily due to $0.4 million in net proceeds from the sale of common stock, partially offset by a $0.2 million increase in other assets. Cash used in investing and financing activities for the nine months ended September 30, 2009 was approximately $0.1 million primarily due to purchases of our common stock in connection with the vesting of restricted stock granted to employees and costs incurred in software development.
Adjusted EBITDA, representing net loss excluding share-based compensation charges, depreciation, amortization, and net interest income (expense), for the nine months ended September 30, 2010 was a positive $1.2 million as compared to a negative $0.3 million for the same period in the prior year. This increase was primarily due to the $2.0 million increase in revenue partially offset by a $0.4 million increase in internal and third party commission expense. Please refer to the section below entitled “Use of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
We have incurred approximately $22.5 million of cumulative operating losses to date. For the nine months ended September 30, 2010, we incurred a net loss of $0.5 million, positive adjusted EBITDA of $1.2 million and net cash used in operating activities of $0.1 million. During 2009, we entered into a First Loan Modification Agreement with Silicon Valley Bank (“SVB”) extending the availability of our $3,000,000 Credit Facility through March 7, 2011. No advances have been taken under the facility and we have no bank debt as of September 30, 2010. Cash and cash equivalents were approximately $2.1 million as of September 30, 2010. We expect to continue to fund our operations from existing cash resources, operating cash flow and, when required, the issuance of various debt and equity instruments. To the extent that our cash and cash equivalents and our anticipated cash flows from operating activities, as well as the SVB credit facility, are insufficient to fund our future activities or planned future acquisitions, we may be required to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies or products. In addition, we may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. Accordingly, we have filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) to register shares of our common stock and other securities for sale, giving us the opportunity to raise funding when needed or otherwise considered appropriate at prices and on terms to be determined at the time of any such offerings. We currently have the ability to sell approximately $20.0 million of our securities under the shelf registration statement subject to Nasdaq, Toronto Stock Exchange and SEC limitations. Any equity or equity-linked financing could be dilutive to existing stockholders. In the event we require additional cash resources, we may not be able to obtain bank credit arrangements or effect any equity or debt financing on terms acceptable to us or at all.

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

•
Although share-based compensation is an important aspect of the compensation of our employees and executives, share-based compensation expense is generally fixed at the time of grant, then amortized over a period of several years after the grant of the share-based instrument, and generally cannot be changed or influenced by management after the grant;

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

Pursuant to the requirements of the SEC, we have provided below a reconciliation of the non-GAAP financial measure used to the most directly comparable financial measure prepared in accordance with GAAP. This non-GAAP financial measure is not prepared in accordance with GAAP. This measure may differ from the GAAP information, even where similarly titled, used by other companies and therefore should not be used to compare our performance to that of other companies. The presentation of this additional information is not meant to be considered in isolation or as a substitute for net income (loss) prepared in accordance with GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
GAAP net income (loss)	$147,227	$(636,702)	$(480,866)	$(2,096,880)
Add: Interest (income) expense, net	(2,555)	1,493	(45)	4,654
Add: Share-based compensation	186,677	110,362	541,986	505,642
Add: Amortization	300,878	358,633	1,001,302	1,152,470
Add: Depreciation	34,499	37,221	106,276	110,445

Non-GAAP adjusted EBITDA	$666,726	$(128,993)	$1,168,653	$(323,669)

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
Environmental Commodity Transactions
Environmental commodity transaction fees are accounted for utilizing two primary methods. For regulated allowance programs like RGGI, fees are paid by the lister and are recognized as revenue quarterly as auctions are completed and approved. For most other environmental commodity transactions both the lister and the bidder pay the transaction fee and revenue is recognized upon the consummation of the underlying transaction as credits are delivered by the lister and payment is made by the bidder.
Channel Partner Commissions
We pay commissions to our channel partners at contractual rates based on monthly energy transactions between energy suppliers and energy consumers. The commission is accrued monthly and charged to sales and marketing expense as revenue is recognized. We pay commissions to our salespeople at contractual commission rates based upon cash collections from our customers.
Revenue Estimation
Our estimates in relation to revenue recognition affect revenue and sales and marketing expense as reflected on our statements of operations, and trade accounts receivable and accrued commission accounts as reflected on our balance sheets. For any quarterly reporting period, we may not have actual usage data for certain energy suppliers and will need to estimate revenue. We initially record revenue based on the energy consumers’ historical usage profile. At the end of each reporting period, we adjust this historical profile to reflect actual usage for the period and estimate usage where actual usage is not available. For the nine months ended September 30, 2010, we estimated usage for approximately 12% of our revenue resulting in a positive 0.9%, or approximately $29,000, adjustment to increase revenue. This increase in revenue resulted in an approximate $7,000 increase in sales and marketing expense related to third party commission expense associated with those revenues. Corresponding adjustments were made to trade accounts receivable and accrued commissions, respectively. A 1% difference between this estimate and actual usage would have an approximate $15,000 effect on our revenue for the nine months ended September 30, 2010.

Software Development
Certain acquired software and significant enhancements to our software are recorded in accordance with guidance from the Financial Accounting Standards Board (“FASB”). Accordingly, no internally developed software costs were capitalized during the nine months ended September 30, 2010 and costs of approximately $41,000 related to implementation, coding and configuration were capitalized during the nine months ended September 30, 2009. We amortize internally developed and purchased software over the estimated useful life of the software (generally three years). During the nine months ended September 30, 2010 and 2009, approximately $214,000 and $234,000 were amortized to cost of revenues, respectively. Accumulated amortization was approximately $1,036,000 and $822,000 at September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010 and December 31, 2009, capitalized software costs, net was $185,111 and $398,884, respectively.
Our estimates for capitalization of software development costs affect cost of revenue and capitalized software as reflected on our consolidated statements of operations and on our consolidated balance sheets. During the nine months ended September 30, 2010, amortization expense was approximately 7.7% of cost of revenue. To the extent the carrying amount of the capitalized software costs may not be fully recoverable or that the useful lives of those assets are no longer appropriate, we may need to record an impairment (non-cash) charge and write-off a portion or all of the capitalized software balance on the balance sheet.
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
Impairment of Long-Lived and Intangible Assets
In accordance with guidance from the FASB, we periodically review long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable or that the useful lives of those assets are no longer appropriate. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. No impairment of our long-lived assets was recorded as no change in circumstances indicated that the carrying value of the assets was not recoverable during 2010.

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
Our estimates in relation to income taxes affect income tax benefit and deferred tax assets as reflected on our statements of operations and balance sheets, respectively. The deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized in the near term. As of September 30, 2010, we had deferred tax assets of approximately $8.1 million against which a full valuation allowance has been established. To the extent we determine that it is more likely than not that we will recover all of our deferred tax assets, it could result in an approximate $8.1 million non-cash tax benefit.
Share-Based Compensation
In accordance with guidance from the FASB, we recognize the compensation from share-based awards on a straight-line basis over the requisite service period of the award. For the nine months ended September 30, 2010, share-based awards consisted of grants of stock options and stock warrants, and for the nine months ended September 30, 2009, share-based awards consisted of grants of stock options and restricted stock. The restrictions on the restricted stock lapse over the vesting period. The vesting period of share-based awards is determined by our board of directors, and is generally four years for employees. The per-share weighted-average fair value of stock options granted during the nine months ended September 30, 2010 was $2.30 on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions and estimated average forfeiture rate of 10% for the nine months ended September 30, 2010:

	Expected	Risk-Free	Expected	Expected
Nine months ended September 30,	Dividend Yield	Interest Rate	Life	Volatility
2010	—	1.60%	4.75 years	109%
The per-share weighted-average fair value of stock warrants granted during the nine months ended September 30, 2010 was $2.44 on the date of grant, using the Black-Scholes option-pricing model with weighted-average assumptions for the risk-free interest rate, expected life and expected volatility of 2.37%, 5 years and 114%, respectively, and an estimated average forfeiture rate of 7% for the nine months ended September 30, 2010.
We have two stock incentive plans: the 2003 Stock Incentive Plan, or the 2003 Plan, and the 2006 Stock Incentive Plan, or the 2006 Plan. As of September 30, 2010, 229,201 shares of common stock, representing option grants still outstanding, were reserved under the 2003 Plan. No further grants are allowed under the 2003 Plan. As of September 30, 2010, 676,256 shares of common stock were reserved under the 2006 Plan representing 374,680 outstanding stock options, 20,064 shares of restricted stock outstanding and 281,512 shares available for grant.
Stock Options
A summary of stock option activity under both plans for the nine months ended September 30, 2010 is as follows:

	Number of	Weighted Average
	Stock Options	Exercise Price
Outstanding at December 31, 2009	659,888	$3.73
Granted	23,200	$2.99
Cancelled	(15,677)	$9.49
Exercised	(63,530)	$0.42

Outstanding at September 30, 2010	603,881	$3.90

A summary of common stock options outstanding and common stock options exercisable as of September 30, 2010 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Aggregate	Number	Remaining	Aggregate
		Contractual	Intrinsic	Of Shares	Contractual	Intrinsic
Range of Exercise Prices	Options	Life	Value	Exercisable	Life	Value
$0.20 - $1.99	104,000	0.24 Years	$285,989	104,000	0.24 Years	$285,989
$2.00 - $3.80	378,680	5.26 Years	91,496	111,197	3.37 Years	49,741
$3.81 - $11.29	83,201	3.58 Years	—	68,076	3.12 Years	—
$11.30 - $13.40	38,000	3.56 Years	—	31,632	3.55 Years	—

	603,881	4.06 Years	$377,485	314,905	2.30 Years	$335,730

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2010 was approximately $158,000. At September 30, 2010, the weighted average exercise price of common stock options outstanding and exercisable was $3.90 and $4.37, respectively.
Restricted Stock
A summary of restricted stock activity under the 2006 Plan for the nine months ended September 30, 2010 is as follows:

		Weighted Average
	Shares	Grant Price
Outstanding at December 31, 2009	34,301	$10.38
Granted	9,164	$2.87
Cancelled	(885)	$10.10
Vested	(22,516)	$7.61

Outstanding at September 30, 2010	20,064	$10.07

There were 905,457 shares reserved for issuance under these plans at September 30, 2010.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2010, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and procedures also were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the third fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

			Total Number of	Maximum
	Total		Shares Purchased	Number of Shares
	Number of	Average	As Part of Publicly	That May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under
Period	Purchased	Per Share	Or Programs	The Plan
7/01/10 - 7/31/10	203	$3.04	—	—
8/01/10 - 8/31/10	72	$2.85	—	—
9/01/10 - 9/30/10	1,185	$2.81	—	—

Total	1,460	$2.84	—	—

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

World Energy Solutions, Inc.
Dated: November 4, 2010	By:	/s/ Richard Domaleski
Richard Domaleski
Chief Executive Officer

Dated: November 4, 2010	By:	/s/ James Parslow
James Parslow
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of the Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002