Form 10-K
period 2010-12-31
World Energy Solutions, Inc.
filed 2011-02-17
CIK 1371781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number: 001-34289
World Energy Solutions, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3474959

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
446 Main Street
Worcester, Massachusetts 01608
(Address of principal executive offices)
(508) 459-8100
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:	Name of each exchange on which registered:
Common Stock, $0.0001 par value	NASDAQ Capital Market
Securities registered under Section 12(g) of the Act:
None
Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant based on the last sale price of such stock as reported by the NASDAQ Capital Market on June 30, 2010 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $13,167,051.
As of February 1, 2011, the registrant had 9,213,020 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 17, 2011, are incorporated by reference into Part III of this Report.

World Energy Solutions, Inc.
Form 10-K
For the Year Ended December 31, 2010
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

PART I
Item 1. Business
Overview
World Energy Solutions, Inc. (“World Energy” or the “Company”) is an energy management services company that applies a combination of people, process and technology to take the complexity out of energy management and turn it into bottom line impact for the businesses, institutions and governments we serve. We believe that energy costs can be expressed in a simple equation E=P*Q-i. Energy costs are a function of commodity price times quantity used minus any incentives realized. We help customers optimize this equation by applying the Seven Levers of Energy Management™ — Planning, Sourcing, Risk Management, Efficiency, Sustainability, Incentives and Monitoring.
These Seven Levers are supported by state of the art technology developed or licensed by the Company. We have developed three online auction platforms, the World Energy Exchange®, the World Green Exchange® and, most recently, the World DR Exchange™. On the World Energy Exchange®, retail energy consumers (commercial, industrial and governmental) and wholesale energy participants (utilities, electricity retailers, and intermediaries) in North America (listers) are able to negotiate for the purchase or sale of electricity, natural gas and renewable energy resources from competing energy suppliers (bidders) which have agreed to participate on our auction platform. The World Energy Exchange® is supplemented with information about market rules, pricing trends, energy consumer usage and load profiles. Our energy management staff uses this platform to conduct auctions, analyze results, guide energy consumers through contracting, and track their contracts, sites, accounts and usage history. The team also uses the exchange’s sophisticated monitoring, triggering and messaging tools to develop, support and implement comprehensive risk management strategies for our more sophisticated clients.
In 2007, we created the World Green Exchange® to support customers’ sustainability goals as well as provide a marketplace for project developers to sell their environmental credits. On the World Green Exchange®, bidders and listers negotiate for the purchase or sale of environmental commodities such as Renewable Energy Certificates (RECs), Verified Emissions Reductions (VERs), Certified Emissions Reductions (CERs) and Regional Greenhouse Gas Initiative (RGGI) allowances.
In January 2010, we launched the World DR Exchange™ to create an efficient, transparent and liquid marketplace to maximize incentive payments available to customers and provide a ready source of curtailment ready customers for the industry’s curtailment service providers (CSPs). The World DR Exchange™ creates the industry’s first online marketplace for demand response (DR), enabling customers to source DR more efficiently and effectively bringing together CSPs and energy consumers in highly-structured auction events designed to yield price transparency, heighten competition, and maximize the energy consumers’ share of demand response revenues.
In April 2010, we filed an S-3 registration statement with the Securities and Exchange Commission, or SEC, using a “shelf” registration, or continuous offering, process. Under this shelf registration process, we may, from time to time, issue and sell any combination of preferred stock, common stock or warrants, either separately or in units, in one or more offerings with a maximum aggregate offering price of $20,000,000, including the U.S. dollar equivalent if the public offering of any such securities is denominated in one or more foreign currencies, foreign currency units or composite currencies. We intend to use the net proceeds from the sale of the securities under this shelf registration, if any, for general corporate purposes.
In the second half of 2010, the Company made a strategic investment in an emerging company that develops software that can determine the energy efficiency of buildings and present retrofit options ordered by return on investment. The Company intends to roll this solution out as a cornerstone of an energy efficiency practice.
We participate in four major markets today: retail energy, demand response, wholesale energy and environmental commodities — and are entering a fifth — efficiency. While the retail product line represents over 80% of our consolidated revenue, we have continued to develop and build solutions to assist our customers manage their energy as a strategic asset. One component of these solutions is helping customers maximize demand response revenues. During 2010, we assisted a number of customers source their demand response revenues on the World DR Exchange™ in some cases yielding the customer greater than 90% of the DR revenues. While not a significant contributor to revenue in 2010, we expect to build on these successes and expand our penetration of this market in 2011. Wholesale has evolved into a significant revenue contributor for us and has consistently contributed more than 10% of our consolidated revenue since 2007. We developed the World Green Exchange® to support the environmental commodity product line. We have had numerous successful auctions within the environmental commodities markets and have conducted auctions for every major type of environmental commodity including U.S. VERs, Canadian and U.S. RECs and CERs in the international marketplace. In August 2008, we were awarded a two-year contract with RGGI, which was extended in 2010 for an additional two years through July 2012. RGGI, a consortium of 10 Northeast and Mid-Atlantic states, is the first mandatory, market-based effort in the United States to reduce greenhouse gas emissions. RGGI selected our World Green Exchange® to sell allowances for the emitting of carbon dioxide emissions from the power sector. In accordance with this contract we have successfully completed ten quarterly auctions for RGGI through December 31, 2010.

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
Competitive Energy Suppliers: These entities take title to power and resell it directly to energy consumers. These are typically well-funded entities, which service both energy consumers directly and also work with ABCs, to contract with energy consumers. Presently, we estimate there are over 80 competitive suppliers, several of which operate on a national level and are registered in nearly all of the 16 states and the District of Columbia that permit CIG energy consumers to choose their electricity supplier and have deregulated pricing to create competitive markets. Of the 16 deregulated states, 13 have viable competitive markets.
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
Demand Response
The electric power industry in North America faces enormous challenges to keep pace with the expected increase in demand for electricity and to manage the increased amount of intermittent renewable energy resources that are expected to be connected to the power grid in the future. Because electricity cannot be economically stored using commercially available technology today, it must be generated, delivered and consumed at the moment that it is needed by end-use customers. Maintaining a reliable electric power grid therefore requires real-time balancing between supply and demand. Power generation, transmission and distribution facilities are built to capacity levels that can service the maximum amount of anticipated demand plus a reserve margin intended to serve as a buffer to protect the system in critical periods of peak demand or unexpected events such as failure of a power plant or major transmission line. However, under-investment in generation, transmission and distribution infrastructure in recent years in key regions, coupled with a dramatic growth in electricity consumption over that same time period, has led to an increased frequency of voltage reductions—commonly known as brownouts—and blackouts, which are collectively estimated to cost the United States $80 billion per year, primarily in lost productivity, according to a United States Department of Energy 2005 study. These challenges are exacerbated by environmental concerns and stringent regulatory environments that make it increasingly difficult to find suitable sites, obtain permits, and construct generation, transmission and distribution facilities where they are needed most, often in densely populated areas. Although the economic slowdown in the United States in late 2008 and 2009 has resulted in declining industrial demand for electricity, mid-range and longer-term expectations of capacity shortfalls continue. In addition, existing power generation facility construction has slowed.
According to the North American Electric Reliability Corporation, demand for electricity is expected to increase over the next 10 years by approximately 19% in the United States, but generation capacity is expected to increase by only approximately 12% in the United States during that same period. As a result, in North America, the margin between electric supply and demand is projected to drop below minimum target levels in certain regions in the next two to three years. According to the International Energy Agency, North America is expected to add 698,000 MWh of additional capacity at a cost of $2.4 trillion between 2008 and 2030 to reliably meet expected annual growth in demand. Worldwide, the International Energy Agency expects 4,799,000 MWh of additional capacity to be required over the same period at a total cost of $13.7 trillion. This presents enormous economic, environmental and logistical challenges.
In addition to the challenges arising from the need to build additional generation capacity in North America, under-investment in the transmission and distribution infrastructure required to deliver power from centralized power plants to end-use customers has resulted in an overburdened electric power grid. This periodically prevents the transport of power to constrained areas during periods of peak demand, which can affect reliability and cause significant economic impacts.
As the electric power industry confronts these challenges, demand response has emerged as an important solution to help address the imbalance in electric supply and demand. For example, the Energy Policy Act of 2005 declared it the official policy of the United States to encourage demand response and the adoption of devices that enable it. In addition, the Energy Independence and Security Act of 2007 ordered the Federal Energy Regulatory Commission, or FERC, to conduct a nationwide assessment of demand response potential and create a national action plan to promote demand response at the federal level and support individual states in their own demand response initiatives.

Our customers in the demand response market are energy consumers that agree to curtail their electricity consumption when requested by Regional Transmission Organizations (RTOs) or Independent System Operators (ISOs) during times of peak demand. We bring together these energy consumers with CSPs to auction off the energy consumers capacity. CSPs compete against each in a forward auction, bidding up the percentage of the demand response revenue that the energy consumer will receive from a specific DR program.
Energy Efficiency
There is an increasing emphasis on energy efficiency as an important aspect of national energy policy, smart grid solutions and facility management best practices. For example, the White House estimates that commercial buildings consumed roughly 20 percent of all energy in the U.S. in 2010. Additionally Pike Research, a leading industry analyst firm, estimates that if all commercial buildings underwent efficiency retrofits (noting that 80% of all commercial buildings are more than 10 years old), the payout would be on the order of $41.1 billion each year.
Large drivers of the overall efficiency market include President Obama’s Better Buildings initiative, which aims for 20% efficiency gains in commercial buildings by 2020 through cost-effective upgrades, and New York City Mayor Bloomberg’s Greener, Greater Buildings Plan aimed at reducing energy consumption by existing buildings, which account for 70-80% of the City’s total greenhouse gas emissions.
Combining our new software investments, extensive base of federal and state government clients, growing footprint in the commercial property space, and large channel partner network that includes leading energy service companies, we see 2011 as an opportune time to enter the energy efficiency market with a differentiated product offering.
Wholesale Energy
The wholesale electricity market is the competitive market that connects generators (sellers) with utilities, electricity retailers and intermediaries (buyers) who purchase electricity to re-sell on the retail market. We estimate that total wholesale purchases of electric power in 2010 was over 4.6 billion MWh. Natural gas is an important input fuel for generators, and U.S. consumption of natural gas in 2010 exceeded 22 trillion cubic feet.
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
Our customers in the wholesale market can be either buyers or sellers and can include utilities and municipal utilities that buy power or natural gas to fill in gaps in their portfolios or to consume in their generation facilities, and retail marketers who buy natural gas and power to resell to retail customers. If the customer is a buyer, we will run a reverse (descending price) auction to secure a lower price. If the customer is a seller, we will run a forward (ascending price) auction to secure a higher price.
Environmental Commodities
Concerns about global warming have spawned a number of initiatives to reduce greenhouse gas emissions. The most widely adopted of these initiatives is the Kyoto Protocol pursuant to which many countries in Europe, Asia and elsewhere have created carbon cap and trade systems. In carbon cap and trade programs, carbon dioxide emission caps are established and producers of these emissions can buy or sell credits in order to meet their required allocations. While the United States did not ratify the Kyoto Protocol, there are a number of initiatives in the U.S. at the regional, state and local levels aimed at limiting greenhouse gas emissions, including RGGI, the Western Climate Initiative and the Midwestern Greenhouse Gas Reduction Accord, initiatives adopted by over 25 states and the District of Columbia regarding the minimum requirements mandated to utilities to derive power from renewable sources.
In August 2008, we were awarded a two-year contract with RGGI, extended for an additional two-year period, which is the first mandatory, market based effort in the United States to reduce greenhouse gas emissions. RGGI selected our World Green Exchange® to sell allowances for the emitting of carbon dioxide emissions from the power sector. In accordance with this contract the Company has conducted quarterly auctions for RGGI over the initial two-year period and will conduct additional quarterly auctions through July 2012. We successfully completed ten quarterly auctions for RGGI through December 31, 2010.

Additionally, carbon emissions reduction initiatives and mandates are spurring investments in renewable energy, carbon efficiency and recovery processes to create credits that can be traded to countries or companies seeking to meet mandated carbon emission limits. Thus far, these credits are being traded privately or via exchanges that have been formed to take advantage of these opportunities, although we believe that a structured auction event may be a more efficient mechanism for transacting these credits.
Company Strategy and Operations
Overview
World Energy is an energy management services company that applies a combination of people, process and technology to take the complexity out of energy management and turn it into bottom line impact for the businesses, institutions and governments we serve. We believe that energy costs can be expressed in a simple equation E=P*Q-i. Energy costs are a function of commodity price times quantity used minus any incentives realized. We help customers optimize this equation by applying the Seven Levers of Energy Management™ — Planning, Sourcing, Risk Management, Efficiency, Sustainability, Incentives and Monitoring.
These Seven Levers are supported by state of the art technology developed or licensed by the Company. We have developed three online auction platforms, the World Energy Exchange®, the World Green Exchange® and, most recently, the World DR Exchange™. On the World Energy Exchange® energy consumers in North America are able to negotiate for the purchase or sale of electricity, natural gas and other energy resources from competing energy suppliers which have agreed to participate on our auction platform in a given event. On the World Green Exchange®, buyers and sellers negotiate for the purchase or sale of environmental commodities such as RECs, VERs and CERs. On the World DR Exchange™, curtailment service providers and energy consumers are brought together in highly-structured auction events designed to yield price transparency, heighten competition, and maximize the energy consumers’ share of demand response revenues.
We bring suppliers and consumers together in our online marketplaces, often with the assistance of our channel partners, who identify and work with customers to consummate transactions. Our exchanges are comprised of a series of software modules that automate our comprehensive procurement process including:
•	energy and environmental commodities sourcing management — a database of suppliers and contacts;
•	lead management — a module to track prospective customers through the sales process;
•	deal and task management — a module to list, assign and track steps to complete a procurement successfully;
•	market intelligence — databases of information related to market rules and pricing trends for markets;
•	request for proposal, or RFP, development — a module to create RFPs with a variety of terms and parameters;
•	conducting auctions — underlying software to manage the bidding and timing of an auction and display the results;
•	portfolio management — a database of contracts, sites, accounts and usage;
•	risk management — monitoring, triggering and messaging tools;
•	commission reporting — a system to display forecasted and actual commissions due to channel partners; and
•	receivables management — a system to upload data received from suppliers and track payment receipt.
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

As a requirement to bid in an auction (which is described in greater detail below), bidders must enter into an agreement to pay our fee if they execute a contract as a result of the auction. Following an auction event, our employees continue to work with the energy consumer and other listers or collectively, the customer, and bidder through the contract negotiation process and, accordingly, we are aware of whether a contract between the customer and bidder is consummated. If a contract is entered into between a customer and bidder using our auction platforms, we are compensated based upon a fixed fee, or commission rate, that is built into the price of the commodity. This approach is attractive to both the customer and bidder as there is no fee charged to either party if the brokering process does not result in a contract. Our fees are based on the total amount of the commodity transacted between the customer and bidder multiplied by our contractual commission rate. We have master agreements with our bidders, whereby bidders are allowed to bid on customer requirements in exchange for agreeing to pay the fee that we have negotiated with the customer. In order to participate in any specific auction, bidders are required to acknowledge and agree to our fee on our online platform prior to participating in that auction.
Retail Electricity Transactions
For retail electricity transactions, monthly revenue is based on actual usage data obtained from the energy supplier for a given month or, to the extent actual usage data is not available, based on the estimated amount of electricity delivered to the energy consumer for that month. While the number of contracts closed via the World Energy Exchange® in any given period can fluctuate widely due to a number of factors, this revenue recognition method provides for a relatively predictable revenue stream, as revenue is based on energy consumers’ actual historical energy usage profile. However, monthly revenue can still vary from our expectations because usage is affected by a number of variables which cannot always be accurately predicted, such as the weather and the general business conditions affecting our energy consumers.
Contracts between energy consumers and energy suppliers are signed for a variety of term lengths, with a one-year contract term being typical for commercial and industrial energy consumers, and government contracts typically having two to three year, and occasionally five-year terms. Backlog relates to contracts in force on a given date representing transactions between bidders and listers on our platform related to commodity brokerage assuming listers consume energy at their historical levels or deliver credits at expected levels. The chart below displays our annualized and total backlog from year-end 2006 through 2010. Total backlog represents the revenue that we would derive over the remaining life of those contracts. Annualized backlog represents the revenue that we would derive from those contracts within the twelve months following the date on which the backlog is calculated. For any particular contract, annualized backlog is calculated by multiplying the energy consumer’s historical usage by our fixed contractual commission rate. This metric is not intended as an estimate of overall future revenues, since it does not purport to include revenues that may be earned during the relevant backlog period from new contracts or renewals of contracts that expire during such period. In addition, annualized backlog does not represent guaranteed future revenues, and to the extent actual usage under a particular contract varies from historical usage, our revenues under such contract will differ from the amount included in backlog.
In addition to retail electricity contracts, we have ongoing contractual arrangements with retail natural gas customers under which we deliver certain energy management and auction administration services for which we receive a monthly fee. Total and annualized backlog as at December 31, 2010 includes monthly management fees related to natural gas contracts of $1.0 million that have expected revenue associated with them from January 1, 2011 through December 31, 2011. These contracts can be terminated within 30 days per the terms of the contracts and, therefore, backlog does not include any revenue from expected contract renewals or expected fees beyond December 31, 2011.
Annualized Backlog
(in millions)

Total Backlog
(in millions)
Because the calculation of backlog is a calculation of a contracted commission rate multiplied by a historical energy usage figure and our management contracts are cancelable by our natural gas customers, our backlog may not necessarily be indicative of future results. Annualized backlog should not be viewed in isolation or as a substitute for our historical revenues presented in the financial statements included in this Form 10-K. Events that may cause future revenues from contracts in force to differ materially from our annualized backlog include the events that may affect energy usage, such as overall business activity levels, changes in energy consumers’ businesses, weather patterns and other factors described under “Risk Factors”.
Retail Natural Gas Transactions
There are two primary fee components to our retail natural gas services — transaction fees and management fees. Transaction fees are billed to and paid by the energy supplier awarded business on the platform. Transaction fees for natural gas and electricity awards are established prior to award and are the same for each supplier. For the majority of our natural gas transactions, we invoice the supplier upon the conclusion of the transaction based on the estimated energy volume transacted for the entire award term multiplied by the transaction fee. Management fees are paid by our energy consumers and are generally billed on a monthly basis for services rendered based on terms and conditions included in contractual arrangements. While substantially all of our retail natural gas transactions are accounted for in accordance with this policy, a certain percentage is accounted for as the natural gas is consumed by the customer.
Demand Response Transactions
Demand response transaction fees are recognized when we have received confirmation from the CSP that the energy consumer has performed under the applicable RTO or ISO program requirements. The energy consumer is either called to perform during an actual curtailment event or is required to demonstrate its ability to perform in a test event during the performance period. For the PJM Interconnection (PJM), an RTO that coordinates the movement of wholesale electricity in all or parts of 13 states and the District of Columbia, the performance period is June through September in a calendar year. Test results are submitted to PJM by the CSPs and we receive confirmation of the energy consumers’ performance in the fourth quarter. CSPs typically pay us ratably on a quarterly basis throughout the demand response fiscal (June to May) year. As a result, a portion of the revenue we recognize is reflected as unbilled accounts receivable.
Wholesale Transactions
Wholesale transaction fees are invoiced upon the conclusion of the auction based on a fixed fee. These revenues are not tied to future energy usage and are recognized upon the completion of the online auction. For reverse auctions where our customers bid for a consumer’s business, the fees are paid by the bidder. For forward auctions where a lister is selling energy, the fees are typically paid by the lister. While substantially all wholesale transactions are accounted for in this fashion, a small percentage of our wholesale revenue is accounted for as the electricity or gas is delivered.

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
Prior to conducting the auction, the auction parameters, including target price, supplier preferences, contract terms, payment terms and product mix, as applicable, are discussed with the customer and agreed upon. Approximately two to five days prior to the auction, we will post RFPs with these auction parameters on our World Energy Exchange®, World DR Exchange™ or World Green Exchange® and alert the potential bidders. Additionally, bidders are provided with information about the customer, historical energy usage information relating to the energy consumer’s facilities (if retail customers), and the desired contract parameters, several days in advance of the auction as part of the RFP. This advanced notice gives the bidders the opportunity to analyze the value of a potential deal and the creditworthiness of the customer. We believe that, using this information along with the auction parameters described in the RFP, the bidders develop a bidding strategy for the auction.
The auction is run on the World Energy Exchange®, World DR Exchange™ or the World Green Exchange®, depending on the commodity auctioned. The auction creates a competitive bidding environment that is designed to cause bidders to deliver better prices in response to other competitive bids. Specifically, bidders enter an auction by submitting an opening bid at or better than the suggested opening bid posted on the RFP. After they enter the auction and assess the bidding activity, bidders may begin testing the competition by submitting a bid better than the then-leading bid. They do this presumably to test their pricing and to gauge the relative level of competition for the deal. There is typically a modest level of bidding and counter-bidding activity among bidders until the final 30 seconds of the auction when bidding activity tends to increase. In the final seconds, all bidders see the then-leading bid and must make a judgment as to how aggressively to submit their last bid in order to win the deal. At this point in the auction, bidders make their final bid without knowledge of what any other bidders are bidding. We call this a final “blind” bid.
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

For retail energy transactions, the incumbent local utility serving a given location is typically obligated to deliver the commodity to the customer’s premises from the location where the supplier delivers electricity energy into that local utility’s delivery system. However, the energy supplier is responsible for enrolling the energy consumer’s account with the applicable local utility and the energy supplier remains liable for any costs resulting from the physical loss of energy during transmission and delivery to the customer’s premises. We never buy, sell or take title to the energy products or environmental commodities on our auction platforms.
We typically interface directly with the customer throughout the brokerage process. However, if a channel partner is involved, the channel partner will often perform one or more of the following functions: working with a customer to sign a procurement services agreement, interacting with the customer relating to World Energy analyses, supporting the decision-making, and interfacing with the customer during the contracting process. However, even if a channel partner is involved, we are still primarily responsible for tasks such as interacting with utilities to obtain an energy consumer’s usage history, performing analyses, creating RFPs, interfacing with bidders, and scheduling, conducting and monitoring auctions and collecting the commission earned from the bidder.
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
Leveraging New Products such as Demand Response, Risk Management and Efficiency. We plan to expand our product offerings to include a suite of risk management services either by cross-selling into our existing customer base or using new products to win business. New business and new products offer the opportunity to increase our value proposition to customers and differentiate us from ABCs that focus solely on procurement.
Continuing to Develop Channel Partner Relationships. A significant amount of the customers using our auction platforms have been introduced to us through our channel partners. Our primary growth strategy is to focus on developing and increasing our number of channel partner relationships in an effort to expand the base of customers using our auction platforms. As illustrated by the diagram below, we have consistently increased the number of channel partners since 2006 from 29 to 135. The following table sets out the growth in our channel partner relationships over the last five fiscal years and data is presented at December 31, 2010.
Number of Channel Partners
Strengthening and Expanding Long-term Relationships with Government Agencies. We intend to build on the relationships we have established with federal, state and local government agencies. We expect that our expertise in brokering cost-saving energy contracts for government agencies will continue to be in demand as contract terms expire and governments look to contract for low energy prices in a competitive market. We also have seen government agencies leading the way in seeking energy supply from renewable sources and in purchasing RECs. We intend to continue to leverage our government presence to secure additional business relationships and opportunities with other federal, state and local governments for energy, environmental and energy related services.

Expand our Share in the Natural Gas Market. While our core competence has traditionally been in electricity brokerage for retail energy consumers, we significantly expanded our share of the natural gas market with our 2007 acquisition of EnergyGateway, LLC. This acquisition provided us with additional staff, natural gas expertise and a post-and-respond software solution to add to our auction capability. We expect this combination to strengthen our natural gas offering and present cross-selling opportunities.
Leverage Early Wins in the Wholesale Market. An important rationale for our initial public offering was to enter the wholesale market where we had initial success in 2006. We have grown our customer base from two in 2006 to sixty-eight as of December 31, 2010, of which thirty-nine have contributed to revenue to date. This market has become a steady contributor to our growing revenue base representing more than 10% of our consolidated revenue in each of the last four years. We will continue our push into this market in order to expand our presence and market share.
Brokering Environmental Commodities. We have expanded our operations by entering into the environmental commodities markets by creating the World Green Exchange®. We have successfully transacted VERs, RECs, and CERs representing substantially all of the currently available environmental commodity types. In August 2008 we were awarded a two-year contract with RGGI, extended for a two-year option period, to run quarterly auctions to sell regulated allowances as established by RGGI, the only regulated cap-and-trade carbon dioxide allowance program in the United States. We successfully completed ten quarterly auctions for RGGI through December 31, 2010 under this program and will conduct additional quarterly auctions through July 2012. The recent worldwide recession and associated uncertainty surrounding a global approach to carbon emissions has had a negative effect on the price of carbon credits and transaction volume has declined as a result. As the economy recovers and countries attempt to reduce their environmental emissions in order to achieve compliance with international and U.S.-based initiatives, we believe that the creation and trading of environmental commodities will accelerate. We also believe that the characteristics of this market and these commodities, namely lack of liquidity, lack of transparency and product complexity and differentiation, make our auction process an excellent approach to transacting these commodities. In addition to our work with RGGI in the mandatory compliance market, we are pursuing other regional programs such as the Western Climate Initiative and utilities seeking to meet their renewable portfolio standards, working with project owners to maximize the value of their carbon offsets.
Making Strategic Acquisitions. From time to time, we also pursue strategic acquisitions to help us expand geographically, add expertise and product depth, provide accretive revenue and profit streams or a combination of two or more of the above.
Bidders, Listers and Channel Partners
Bidders. Our success is heavily dependent on our bidder relationships, the credibility of our bidders and the integrity of the auction process. Bidders include over 250 competitive electricity and natural gas suppliers and over 150 wholesale electricity suppliers registered on the World Energy Exchange®, representing a majority of all suppliers in the deregulated electricity and natural gas markets. To date, there are over 150 registered bidders on the World Green Exchange®. Of the registered energy suppliers, approximately 150 had active contracts with energy consumers that were brokered through our World Energy Exchange® as of December 31, 2010. Two of these bidders accounted for 22% in the aggregate of our revenue for the year ended December 31, 2010 and one bidder accounted for 15% in the aggregate of our revenue for the year ended December 31, 2009. In order to participate in an auction event, bidders must register with us by either entering into a standard-form agreement pursuant to which the bidder is granted a license to access our auction platform and bid at auction events or by qualifying to participate in an auction pursuant to a government solicitation. Our national standard form agreement is typically for an indefinite term, may be terminated by either party upon 30 days prior written notice, is non-exclusive, non-transferable and cannot be sublicensed. Under our standard-form agreement or the government solicitation, the bidder agrees to pay us a commission, which varies from contract to contract and is based on a set rate per energy unit consumed by the lister.
Listers. Listers using our auction platform to procure energy, demand response and environmental commodities include government agencies, commercial and industrial energy consumers, utilities, municipal utilities, environmental commodity project owners, financial institutions and brokers. Government energy consumers have complex energy needs in terms of both scope and scale, which we believe can best be met with a technology-based solution such as our exchanges. Additionally, the automated nature of our exchanges is designed to support protest free auctions. We have brokered energy for the General Services Administration (“GSA”) and over 25 federal agencies, Montgomery County, Maryland, the State of Maryland, the Commonwealth of Massachusetts, the Commonwealth of Pennsylvania, the State of Delaware, the State of New Jersey, the State of Connecticut and the State of Rhode Island, and the 10 Northeast and Mid-Atlantic states participating in RGGI including New York and the New England states.
Our contracts for the online energy procurements with these governmental entities are typically for multiple years ranging from two to five years. During this contractual period, the governmental entity may run various auctions for different locations or agencies that fall under their purview. As a result, revenue from these customers could extend beyond the actual contractual term. We have contracts with 7 of the 13 currently deregulated states that are competitive. As additional states open their electricity markets to competition and suppliers enter those markets creating a competitive landscape, we plan to actively market our services to them. These contracts do not require that the government energy consumer use our services and, as is typical in government procurements, contain termination for convenience clauses. If a contract was terminated for convenience, it would typically not have any bearing on energy delivered through the termination date.

None of the energy consumers using our auction platform accounted for 10% in the aggregate of our revenue for the year ended December 31, 2010, and one of these energy consumers accounted for approximately 10% of our revenue for the year ended December 31, 2009.
Direct Sales. Retail targets of direct sales efforts are typically large companies with facilities in many geographic locations including hotel chains, property management firms, big box retailers, supermarkets, department stores, drug stores, convenience stores, restaurant chains, financial services firms and manufacturers across various industries. We also are pursuing utilities, municipal utilities, and retail energy providers in the wholesale market, and project owners, customers seeking to meet compliance obligations, and brokers in the environmental commodities markets.
Channel Partners. We also target customers through our channel partner model. These are firms with existing client relationships with certain customers that would benefit from the addition of an online procurement solution. Channel partners consist of a diverse array of companies including energy service companies, demand side consultants and manufacturers, ABCs and strategic sourcing companies, but in the most general terms they are resellers or distributors. As of December 31, 2010, we had entered into agreements with 135 channel partners that are currently engaged in efforts to source potential transactions to our exchanges, although not all have sourced a transaction for which an auction has been completed. Upon identifying opportunities with new channel partners, we enter into a channel partner agreement that grants the channel partner a non-exclusive right to sell our procurement process typically for a term of one year, which renews automatically unless terminated upon 30 days written notice. The channel partner receives a commission based generally on the amount of involvement of the channel partner in the procurement process.
Competition
Customers have a broad array of options when purchasing energy or environmental commodities. Retail energy consumers can either purchase energy directly from the utility at the utility’s rate or purchase energy in the deregulated market through one of the following types of entities: competitive energy suppliers, ABCs and online brokers. We compete with competitive energy suppliers, ABCs and other online brokers for energy consumers that are seeking an alternative to purchasing directly from the utility. Demand response customers typically negotiate demand response services directly with CSPs. Wholesale customers typically buy from generators, traders, traditional brokers who use phone-based methods, or bid-ask exchanges. Environmental commodity customers typically buy or sell directly through bilateral transactions, brokers, traders or bid-ask exchanges.
Technology
The auction platform that powers our exchanges is comprised of a scalable transaction processing architecture and web-based user interface. The auction platform is primarily based on internally developed proprietary software, but also includes third party components for user interface elements and reporting. The auction platform supports the selling and buying processes including bid placements, bidder registration and management, channel partner management, deal process management, contract management, site management, collection and commission management, and reporting. The auction platform maintains current and historical data online for all of these components.
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
Seasonality
Our revenue is subject to seasonality and fluctuations during the year primarily as a result of weather conditions and its impact on the demand for energy. The majority of our revenue is generated from the commissions we receive under any given energy contract, which is tied to the energy consumer’s consumption of energy. Therefore, revenue from natural gas consumption tends to be strongest during the winter months due to the increase in heating usage, and revenue from electricity consumption tends to be strongest during the summer months due to the increase in air conditioning usage. Our revenue is also subject to fluctuations within any given season, depending on the severity of weather conditions — during a particularly cold winter or an unseasonably warm summer, energy consumption will rise. In addition, transaction revenue in the natural gas and wholesale markets for which we invoice upon completion of the respective transaction tends to be higher in the first and fourth quarters when utilities and natural gas customers make their annual natural gas buys.

Intellectual Property
We enter into confidentiality and non-disclosure agreements with third parties with whom we conduct business in order to limit access to and disclosure of our proprietary information.
We operate our platform under the trade names “World Energy Exchange®” and “World Green Exchange®”. We own the following registered trademarks in the United States: World Energy Solutions®, World Green Exchange®, and World Energy Exchange®. We also own the following domain names: worldenergy.com, wesplatform.com, wexch.com, worldenergyexchange.com, echoicenet.com, e-choicenet.com, worldenergysolutions.com, worldenergysolutions.net, worldenergy.biz, worldgreenexchange.com, worldgreenexchange.biz, worldgreenexchange.info, worldgreenexchange.us, worldpowerexchange.com, and worldenergysolutionsinc.com. To protect our intellectual property, we rely on a combination of copyright and trade secret laws and the domain name dispute resolution system.
Our corporate name and certain of our trade names may not be eligible for protection if, for example, they are generic or in use by another party. We may be unable to prevent competitors from using trade names or corporate names that are confusingly similar or identical to ours. Until recently, a company organized under the laws of the State of Florida and whose shares are publicly traded under the symbol “WEGY” also operated under the name “World Energy Solutions, Inc.” Pursuant to a settlement agreement dated January 26, 2009 between us and WEGY,WEGY changed its legal name, ceased use of the phrase “World Energy Solutions”, and transferred the domain name “worldenergysolutionsinc.com” to us.
We do not have any patents and if we are unable to protect our copyrights, trade secrets or domain names, our business could be adversely affected. Others may claim in the future that we have infringed their intellectual property rights.
Personnel
As of December 31, 2010, we had sixty employees consisting of three members of senior management, twenty-three sales and marketing employees, four information technology employees, twenty-four trading desk employees and six administrative employees. In addition, we rely on a number of consultants and other advisors. The extent and timing of any increase in staffing will depend on the availability of qualified personnel and other developments in our business. None of the employees are represented by a labor union, and we believe that we have good relationships with our employees.
Company Information
We commenced operations through an entity named Oceanside Energy, Inc., or Oceanside, which was incorporated under the laws of the State of Delaware on September 3, 1996. We incorporated World Energy Solutions, Inc. under the laws of the State of Delaware under the name “World Energy Exchange, Inc.” on June 22, 1999, and on October 31, 1999, Oceanside became a wholly-owned subsidiary of World Energy Solutions, Inc. and was subsequently dissolved. On December 21, 2006, we incorporated a 100% owned subsidiary, World Energy Securities Corp., under the laws of the Commonwealth of Massachusetts.
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
Risks Related to Our Business
We have limited operating experience and a history of operating losses, which may make it difficult for you to evaluate our business and prospects.
We have a limited operating history upon which you can evaluate our business and prospects. We began assisting in energy transactions in 2001 and introduced our current auction model in April of that same year. Further, we have a history of losses and, at December 31, 2010, we had an accumulated deficit of approximately $22.1 million. You must consider our business, financial history and prospects in light of the risks and difficulties we face as an early stage company with a limited operating history.

A prolonged recession, instability in the financial markets, and insufficient financial sector liquidity, could negatively impact our business.
The consequences of a prolonged recession could include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. A lower level of economic activity could result in a decline in energy consumption and further weakened commodity markets, which could adversely affect our revenues and future growth. Economic downturns or periods of high energy supply costs typically lead to reductions in energy consumption and increased conservation measures. During 2009 we experienced a gradual decline in electricity usage which had a negative impact on our revenue. During 2010 electricity usage, while still slightly down, generally improved and had a minimal impact on our results. A lag in a subsequent recovery could continue to have an adverse effect on our results of operations, cash flows or financial position. Instability in the financial markets as a result of recession or otherwise, as well as insufficient financial sector liquidity, also could affect the cost of capital and our ability to raise capital.

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

We derived approximately 58% of our revenue during 2010 from the brokerage of electricity. Although our reliance on the brokerage of electricity has diminished as we implemented our strategy to expand into other markets, we believe that our revenue will continue to be highly dependent on the level of activity in the electricity market for the near future. Transaction volume in the electricity market is subject to a number of variables, such as consumption levels, pricing trends, availability of supply and other variables. We have no control over these variables, which are affected by geopolitical events such as war, threat of war, terrorism, civil unrest, political instability, environmental or climatic factors and general economic conditions. We are particularly vulnerable during periods when energy consumers perceive that electricity prices are at elevated levels since transaction volume is typically lower when prices are high relative to regulated utility prices. Accordingly, if electricity transaction volume declines sharply, our results will suffer.
Our success depends on the widespread adoption of purchasing electricity from competitive sources.
Our success depends, in large part, on the willingness of CIG energy consumers to embrace competitive sources of supply, and on the ability of our energy suppliers to consistently source electricity at competitive rates. In most regions of North America, energy consumers have either no or relatively little experience purchasing electricity in a competitive environment. Although electricity consumers in deregulated regions have been switching from incumbent utilities to competitive sources, there can be no assurance that the trend will continue. In a majority of states and municipalities, including some areas which are technically “deregulated”, electricity is still provided by the incumbent local utility at subsidized rates or at rates that are too low to stimulate meaningful competition by other providers. In addition, extreme price volatility could delay or impede the widespread adoption of competitive markets. To the extent that competitive markets do not continue to develop rapidly our prospects for growth will be constrained. Also, there can be no assurance that trends in government deregulation of energy will continue or will not be reversed. Increased regulation of energy would significantly damage our business.

Even if our auction brokerage model achieves widespread acceptance as the preferred means to transact energy and environmental products, we may be unsuccessful in competing against current and future competitors.

We expect that competition for online brokerage of energy and environmental products will intensify in the near future in response to expanding restructured energy markets that permit consumer choice of energy sources and as technological advances create incentives to develop more efficient and less costly energy procurement in regional and global markets. The barriers to entry into the online brokerage marketplace are relatively low, and we expect to face increased competition from traditional off-line energy brokers, other established participants in the energy industry, online services companies that can launch online auction services that are similar to ours and demand response and energy management service providers.
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
Our strategy is to improve our competitive position by implementing certain key strategic initiatives in advance of competitors, including the following:
•	leveraging new products such as demand response;
•	continue to develop channel partner relationships;
•	strengthen and expand long-term relationships with government agencies;
•	target other energy-related markets;
•	target utilities in order to broker energy-related products for them; and
•	make strategic acquisitions.
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
Our costs will continue to increase as we expand our business and our revenue may not increase proportionately, resulting in operating losses in the future.
We have significantly increased our operating expenses as we expanded our brokerage capabilities to offer additional energy-related products, increased our sales and marketing efforts and developed our administrative organization. For the year ended December 31, 2010 we incurred a net loss of approximately $0.1 million. As we continue to expand our business, we may incur additional operating losses. In addition, our budgeted expense levels are based, in significant part, on our expectations as to future revenue and are largely fixed in the short term. As a result, we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue which could compound those losses in any given fiscal period.
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
We must also continue to seek ways to retain and motivate all of our employees through various means, including through enhanced compensation packages. In addition, we will need to hire more employees as we continue to implement our key strategy of building on our market position and expanding our business. Competition for qualified personnel in the areas in which we compete remains strong and the pool of qualified candidates is limited. Our failure to attract, hire and retain qualified staff on a cost efficient basis would have a material adverse effect on our business, prospects, financial condition, results of operations and ability to successfully implement our growth strategies.

We do not have contracts for fixed volumes with the bidders who use our auction platform and we depend on a small number of key bidders, and the partial or complete loss of one or more of these bidders as a participant on our auction platform could undermine our ability to execute effective auctions.

We do not have contracts for fixed volumes with any of the bidders who use our auction platform. Two of these bidders represented 22% of our revenue and one of these bidders represented 15% of our revenue for the years ended December 31, 2010 and 2009, respectively. The loss of these or other significant bidders will negatively impact our operations, particularly in the absence of our ability to locate additional national bidders. We do not have agreements with any of these bidders preventing them from directly competing with us or utilizing competing services.
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

Our listers are comprised primarily of large businesses and government organizations. None of these listers represented at least 10% of our revenue for the year ended December 31, 2010 and one of these listers accounted for approximately 10% of our revenue for the year ended December 31, 2009. Our government contracts are typically for multiple years but are subject to government funding contingencies and cancellation for convenience clauses. Although our non-government contracts create a short-term exclusive relationship with the lister, typically this exclusivity relates only to the specific auction event and expires during the term of the energy contract. Accordingly, we do not have ongoing commitments from these listers to purchase any of their incremental energy or environmental commodity requirements utilizing our auction platform, and they are not prohibited from using competing brokerage services. The loss of any of these key listers will negatively impact our revenue, particularly in the absence of our ability to attract additional listers to use our service.
We depend on our channel partners to establish and develop certain of our relationships with listers and the loss of certain channel partners could result in the loss of certain key listers.
We rely on our channel partners to establish certain of our relationships with listers. Our ability to maintain our relationships with our channel partners will impact our operations and revenue. We depend on the financial viability of our channel partners and their success in procuring listers on our behalf. One of our channel partners was involved with identifying and qualifying listers which entered into contracts that accounted for 16% and 24% of our revenue for the years ended December 31, 2010 and 2009, respectively. Channel partners may be involved in various aspects of a deal including but not limited to lead identification, the selling process, project management, data gathering, contract negotiation, deal closing and post-auction account management. To the extent that a channel partner ceases to do business with us, or goes bankrupt, dissolves, or otherwise ceases to carry on business, we may lose access to that channel partner’s existing client base, in which case the volume of energy traded through the World Energy Exchange® will be adversely affected and our revenue will decline.

Our business depends heavily on information technology systems the interruption or unavailability of which could materially damage our operations.
The satisfactory performance, reliability and availability of our exchange, processing systems and network infrastructure are critical to our reputation and our ability to attract and retain listers and bidders to our exchanges. Our efforts to mitigate systems risks may not be adequate and the risk of a system failure or interruption cannot be eliminated. Although we have never experienced a material unscheduled interruption of service, any such interruption in our services may result in an immediate, and possibly substantial, loss of revenue and damage to our reputation.
Our business also depends upon the use of the Internet as a transactions medium. Therefore, we must remain current with Internet use and technology developments. Our current technological architecture may not effectively or efficiently support our changing business requirements.
Any substantial increase in service activities or transaction volume on our exchanges may require us to expand and upgrade our technology, transaction processing systems and network infrastructure. Although we continually monitor infrastructure performance and plan for scalability, there can be no assurance that we will be able to successfully do so, and any failure could have a material adverse effect on our business, results of operations and financial condition.
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
It is possible that we will have international operations in the future. These operations may include the brokering of green credits in countries signatory to international treatises and the brokering of energy in other geographic markets where we believe the demand for our services may be strong. To the extent we enter geographic markets outside of the United States, our international operations will be subject to a number of risks and potential costs, including:
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
Several proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could diminish our opportunity to derive financial benefit from our activities. The United States federal government’s moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet is effective through November 1, 2014. This moratorium, however, does not prohibit federal, state, or local authorities from collecting taxes on our income or generally from collecting taxes that are due under existing tax rules.
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
We have developed proprietary software, logos, brands, service names and web sites, including our proprietary auction platform. Although we have taken certain limited steps to protect our proprietary intellectual property (including consulting with outside patent and trademark counsel regarding protection of our intellectual property and implementing a program to protect our trade secrets), we have not applied for any patents with respect to our auction platform. We have registered the following trademarks in the United States and certain other countries: World Energy Solutions, World Green Exchange®, and World Energy Exchange® and filed applications for these trademarks in additional countries. We have also filed a trademark application for the mark, World DR Exchange™, in the United States. The steps we have taken to protect our intellectual property may be inadequate to deter misappropriation of our proprietary information or deter independent development of similar technologies by others. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, vendors, former employees and current employees, despite the existence of confidentiality agreements and other contractual restrictions. If our intellectual property rights are not adequately protected, we may not be able to continue to commercialize our services. We may be unable to detect the unauthorized use of, or take adequate steps to enforce, our intellectual property rights. In addition, certain of our trade names may not be eligible for protection if, for example, they are generic or in use by another party. Accordingly, we may be unable to prevent competitors from using trade names that are confusingly similar or identical to ours.

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
Our corporate name and certain of our trade names may not be eligible for protection if, for example, they are generic or in use by another party. We may be unable to prevent competitors from using trade names or corporate names that are confusingly similar or identical to ours. Until recently, a company that was organized under the laws of the State of Florida and whose shares were publicly traded under the symbol “WEGY” also operated under the name “World Energy Solutions, Inc.” Pursuant to a settlement agreement dated January 26, 2009 between us and WEGY, WEGY changed its legal name, ceased use of the phrase “World Energy Solutions”, and transferred the domain name “worldenergysolutionsinc.com” to us.
Risks Relating to Ownership of Our Common Stock
Because there is a limited trading history for our common stock and our stock trading volume is low historically, you may not be able to resell your shares at or above your purchase price.
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
As of December 31, 2010 our executive officers and directors and entities affiliated with them, beneficially own, in the aggregate, approximately 26% of our outstanding common stock. In particular, Richard Domaleski, our chief executive officer, beneficially owns approximately 20% of our outstanding common stock. Our executive officers, directors and affiliated entities, if acting together, would be able to control or influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We do not own any real property. We lease the business premises in the following locations for the stated principal uses:

	Approx. Floor
Location	Space (Sq. Ft.)	Principal Use
446 Main Street, Worcester, MA (1)	7,458	Executive office and general administration
1215 19th Street NW, Washington, DC (2)	400	Branch office
10001 Woodloch Forest Drive, The Woodlands, TX (3)	2,027	Branch office
1005 Westlakes Drive, Berwyn, PA(4)	292	Branch office
4495 Bradenton Avenue, Dublin OH (5)	4,500	Branch office
Note:

(1)	Pursuant to a five year lease agreement with Sovereign Bank, as amended, expiring December 31, 2011, at a monthly rate of $12,430 including a base charge for operating expenses and taxes.

(2)	Pursuant to a five-year lease agreement with Roosevelt Land, LP expiring July 16, 2011, at a monthly rate of $5,000 including a base charge for operating expenses and taxes.

(3)	Pursuant to a five-year lease agreement with NNN Waterway Plaza, expiring March 31, 2012, at a monthly rate escalating to $5,574 including a base charge for operating expenses and taxes.

(4)	Pursuant to a one-year lease agreement, expiring March 31, 2011, at a monthly rate of $1,206, plus certain operating expenses.

(5)	Pursuant to a 62-month lease agreement with Rickert Property Management, expiring July 31, 2012, at a monthly rate escalating to $3,750, plus certain operating expenses and taxes.
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
Effective at the close of trading on December 31, 2010, we voluntarily delisted from the TSX. We continue to trade on the NASDAQ Capital Market under the symbol XWES.
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
The following table sets forth the high and low closing prices per share reported on the NASDAQ for April 6, 2009 and periods subsequent to that date, and on the TSX for periods prior to April 6, 2009 (in U.S. $’s):

	High	Low
2010:
First quarter	$3.30	$2.48
Second quarter	$3.45	$2.81
Third quarter	$3.10	$2.56
Fourth quarter	$2.97	$2.75

2009:
First quarter	$3.85	$2.10
Second quarter	$7.86	$3.16
Third quarter	$5.20	$3.00
Fourth quarter	$3.87	$2.72
On February 1, 2011, the last reported sale price of our common stock on the NASDAQ was $2.55 per share and there were 108 holders of record of our common stock.
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

Repurchase of Equity Securities
In connection with the vesting of restricted stock granted to employees, we withheld shares with value equivalent to employees’ minimum statutory obligations for the applicable income and other employment taxes. A summary of the shares withheld to satisfy employee tax withholding obligations for the three months ended December 31, 2010 is as follows:

			Total Number of	Maximum
	Total		Shares Purchased	Number of Shares
	Number of	Average	As Part of Publicly	That May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under
Period	Purchased	Per Share	Or Programs	The Plan
10/01/10 – 10/31/10	203	$3.00	—	—
11/01/10 – 11/30/10	72	$2.95	—	—
12/01/10 – 12/31/10	1,098	$2.87	—	—

Total	1,373	$2.89	—	—

Item 6. Selected Consolidated Financial Data
The following table summarizes our consolidated financial data for the periods presented. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those consolidated financial statements appearing elsewhere in this annual report. The selected consolidated statements of operations data for the fiscal years ended December 31, 2010, 2009 and 2008, and the selected consolidated balance sheet data as of December 31, 2010 and 2009 are derived from the audited consolidated financial statements, which are included elsewhere in this document. The selected consolidated statements of operations data for the years ended December 31, 2007 and 2006, and the consolidated balance sheet data at December 31, 2008, 2007 and 2006 are derived from our audited consolidated financial statements not included in this document. Historical results are not necessarily indicative of the results to be expected in future periods.

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
Consolidated Statement of Operations Data:
Revenue	$17,984,662	$14,618,275	$12,444,692	$9,188,265	$5,763,098
Cost of revenue	3,715,869	3,709,957	4,552,215	2,874,678	1,166,426

Gross profit	14,268,793	10,908,318	7,892,477	6,313,587	4,596,672

Operating expenses:
Sales and marketing	9,483,350	9,714,900	10,057,361	8,598,256	3,227,263
General and administrative	4,893,212	3,520,886	4,669,807	5,858,810	1,862,450

Total operating expenses	14,376,562	13,235,786	14,727,168	14,457,066	5,089,713

Operating loss	(107,769)	(2,327,468)	(6,834,691)	(8,143,479)	(493,041)
Other income (expense), net	8,682	(6,051)	39,531	563,294	(312,280)

Loss before income taxes	(99,087)	(2,333,519)	(6,795,160)	(7,580,185)	(805,321)
Income tax (expense) benefit	—	—	—	(1,061,720)	304,228

Net loss	(99,087)	(2,333,519)	(6,795,160)	(8,641,905)	(501,093)
Accretion of preferred stock issuance costs	—	—	—	—	(6,299)

Net loss available to common stockholders	$(99,087)	$(2,333,519)	$(6,795,160)	$(8,641,905)	$(507,392)

Net loss available to common stockholders per share:
Basic and diluted	$(0.01)	$(0.27)	$(0.82)	$(1.08)	$(0.11)

Weighted average shares outstanding — Basic and diluted:	9,067,834	8,512,060	8,310,315	7,979,359	4,557,648

	As of December 31,
	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,559,288	$2,046,909	$1,731,411	$7,001,884	$17,483,886
Working capital	3,399,147	1,548,986	742,478	5,323,622	16,639,898
Total assets	14,726,794	13,894,125	14,776,640	20,800,565	20,791,381
Long-term liabilities	1,205	16,003	3,737	46,222	87,844
Accumulated deficit	(22,081,038)	(21,981,951)	(19,648,432)	(12,853,272)	(4,211,367)
Total stockholders’ equity	$11,212,012	$10,258,142	$11,009,131	$16,859,799	$17,945,002

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
Overview
World Energy is an energy management services company that applies a combination of people, process and technology to take the complexity out of energy management and turn it into bottom line impact for the businesses, institutions and governments we serve. We believe that energy costs can be expressed in a simple equation E=P*Q-i. Energy costs are a function of commodity price times quantity used minus any incentives realized. We help customers optimize this equation by applying the Seven Levers of Energy Management™ — Planning, Sourcing, Risk Management, Efficiency, Sustainability, Incentives and Monitoring.
These Seven Levers are supported by state of the art technology developed or licensed by the Company. We have developed three online auction platforms, the World Energy Exchange®, the World Green Exchange® and the World DR Exchange™. On the World Energy Exchange®, retail energy consumers (commercial, industrial and governmental) and wholesale energy participants (utilities, electricity retailers, and intermediaries) in North America (“listers”) are able to negotiate for the purchase or sale of electricity, natural gas and renewable energy resources from competing energy suppliers (“bidders”) which have agreed to participate on our auction platform. The World Energy Exchange® is supplemented with information about market rules, pricing trends, energy consumer usage and load profiles. Our energy management staff uses this platform to conduct auctions, analyze results, guide energy consumers through contracting, and track their contracts, sites, accounts and usage history. The team also uses the exchange’s sophisticated monitoring, triggering and messaging tools to develop, support and implement comprehensive risk management strategies for our more sophisticated clients.
In 2007, we created the World Green Exchange® to support company’s sustainability goals as well as provide a marketplace for project developers to sell their environmental credits. On the World Green Exchange®, bidders and listers negotiate for the purchase or sale of environmental commodities such as RECs, VERs, CERs and RGGI allowances.
In January 2010, we launched the World DR Exchange™ to create an efficient, transparent and liquid marketplace to maximize incentive payments available to customers and provide a ready source of curtailment ready customers for the industry’s CSPs. The World DR Exchange™ creates the industry’s first online marketplace for demand response, enabling customers to source DR more efficiently and effectively bringing together curtailment service providers and energy consumers in highly-structured auction events designed to yield price transparency, heighten competition, and maximize the energy consumers’ share of demand response revenues.
In the second half of 2010, the Company made a strategic investment in an emerging company that develops software that can determine the energy efficiency of buildings and present retrofit options ordered by return on investment. The Company intends to roll this solution out as a cornerstone of an energy efficiency practice.
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
In April 2010, we filed an S-3 registration statement with the Securities and Exchange Commission, or SEC, using a “shelf” registration, or continuous offering, process. Under this shelf registration process, we may, from time to time, issue and sell any combination of preferred stock, common stock or warrants, either separately or in units, in one or more offerings with a maximum aggregate offering price of $20,000,000, including the U.S. dollar equivalent if the public offering of any such securities is denominated in one or more foreign currencies, foreign currency units or composite currencies. We intend to use the net proceeds from the sale of the securities under this shelf registration, if any, for general corporate purposes.

At our 2010 Annual Meeting of Stockholders held on May 20, 2010, shareholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 15,000,000 to 30,000,000 effective as of May 21, 2010.
We have significantly grown our employee base from 20 at our initial public offering (“IPO”) in November 2006 to a high of 66 during the second quarter of 2008. This planned investment allowed us to execute against our strategic initiatives as outlined in our IPO and has resulted in revenue growth of over 200% to $18 million in 2010. We aggressively invested in all of our product lines including building out a direct sales force, expanding our channel partner network, acquiring one of our largest competitors, and building our wholesale and green teams. As we made these infrastructure investments in advance of revenue growth, our operating losses increased significantly in 2007 and 2008. These investments began to generate incremental revenue in the fourth quarter of 2007 and the scalability inherent in our business model returned to our pre-IPO levels resulting in gross margins of over 80% and operating profits in the third and fourth quarter of 2010. We have generated positive adjusted EBITDA in six of the last eight quarters including each of the last five quarters. Positive adjusted EBITDA was $2.0 million for the year ended December 31, 2010 and break even for 2009. We believe that our fixed operating cost structure will remain near current levels in the short-term. However, a portion of our total operating cost structure, including channel partner and internal commission costs, is variable in nature and will increase as revenue levels increase. We will continue to be opportunistic and invest in our current product lines as well as new product offerings both within our existing and new product lines.
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
Historically, our revenue and operating results have varied from quarter-to-quarter and are expected to continue to fluctuate in the future. These fluctuations are primarily due to the buying patterns of our wholesale and natural gas customers, which tend to have large, seasonal purchases during the fourth and first quarters and electricity usage having higher demand in our second and third quarters. In addition, the activity levels on the World Energy Exchange® can fluctuate due to a number of factors, including market prices, weather conditions, energy consumers’ credit ratings, the ability of suppliers to obtain financing in credit markets, and economic and geopolitical events. To the extent these factors affect the purchasing decisions of energy consumers our future results of operations may be affected.
Contracts between energy suppliers and energy consumers are signed for a variety of term lengths, with a one year contract term being typical for commercial and industrial energy consumers, and government contracts typically having two to three year terms. As a result of recent commodity price fluctuations, where prices increased sharply in the first half of 2008 and then fell dramatically in the second half of 2008 and into 2009, we saw our customers take advantage of what they perceived as low prices and contract for multiple year terms. During this period we saw customers in some cases contract for four, five and even six year terms. In the latter half of 2009 and into 2010 contract terms returned to one- to three- year contract lengths as tight credit markets led to reluctance by energy suppliers to lock in longer term contracts. Our revenue has grown over the last three years through new participants utilizing our World Energy Exchange® as well as existing energy consumers increasing the size or frequency of their transactions on our exchange platform.
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
Demand Response Transactions
Demand response transaction fees are recognized when we have received confirmation from the CSP that the energy consumer has performed under the applicable RTO or ISO program requirements. The energy consumer is either called to perform during an actual curtailment event or is required to demonstrate its ability to perform in a test event during the performance period. For the PJM, the performance period is June through September in a calendar year. Test results are submitted to PJM by the CSPs and we receive confirmation of the energy consumer’s performance in the fourth quarter. CSPs typically pay us ratably on a quarterly basis throughout the demand response fiscal (June to May) year. As a result, a portion of the revenue we recognize is reflected as unbilled accounts receivable.
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
Environmental Commodity Transactions
Environmental commodity transaction fees are accounted for utilizing two primary methods. For regulated allowance programs like RGGI, fees are paid by the lister and are recognized quarterly as revenue as auctions are completed and approved. For all other environmental commodity transactions both the lister and the bidder pay the transaction fee and revenue is recognized upon the consummation of the underlying transaction as credits are delivered by the lister and payment is made by the bidder.
Cost of revenue
Cost of revenue consists primarily of:
•
salaries, employee benefits and share-based compensation associated with our auction management services, which are directly related to the development and production of the online auction and maintenance of market-related data on our auction platform and monthly management fees (our supply desk function);

•	amortization of capitalized costs associated with our auction platform and acquired developed technology; and
•	rent, depreciation and other related overhead and facility-related costs.
Sales and marketing
Sales and marketing expenses consist primarily of:
•	salaries, employee benefits and share-based compensation related to sales and marketing personnel;
•	third party commission expenses to our channel partners;
•	travel and related expenses;
•	amortization related to customer relationships and contracts;

•	rent, depreciation and other related overhead and facility-related costs; and
•	general marketing costs such as trade shows, marketing materials and outsourced services.

General and administrative
General and administrative expenses consist primarily of:
•	salaries, employee benefits and share-based compensation related to general and administrative personnel;
•	accounting, legal, and other professional fees; and
•	rent, depreciation and other related overhead and facility-related costs.
Interest income (expense), net
Interest expense, net consists primarily of:
•	interest income earned on cash held in the bank and notes receivable; and
•	interest expense related to capital leases.
Income tax expense (benefit)
We did not record an income tax benefit for the years ended December 31, 2010, 2009 and 2008 as we provided a full valuation allowance against our deferred tax assets due to uncertainty regarding the realization of those deferred tax assets, primarily net operating loss carryforwards, in the future.
Results of Operations
The following table sets forth certain items as a percent of revenue for the periods presented:

	For the Years Ended
	December 31,
	2010	2009	2008
Revenue	100%	100%	100%
Cost of revenue	21	25	37

Gross profit	79	75	63
Operating expenses:
Sales and marketing	53	67	81
General and administrative	27	24	38

Operating loss	(1)	(16)	(56)
Interest income (expense), net	—	—	—
Income tax expense (benefit)	—	—	—

Net loss	(1)%	(16)%	(56)%

Comparison of the Years Ended December 31, 2010 and 2009
Revenue

	For the Years Ended
	December 31,
	2010	2009	Increase
Revenue	$17,984,662	$14,618,275	$3,366,387	23%
Revenue increased 23% primarily due to increased auction activity in our retail product line and, to a lesser extent, our wholesale product line. These increases were partially offset by a decline in our environmental commodity product line. The retail product line increase reflects new customer wins with a concentration in the Ohio electricity market as price caps expired during the year opening up the territory to competitive supply, increased gas transaction activity and further growth in our channel partner network. Our environmental commodities product line decreased slightly as continued execution under our RGGI contract was offset by a decline in transaction volume due to the uncertain regulatory environment.

Cost of revenue

	For the Years Ended December 31,
	2010		2009
	$	% of Revenue	$	% of Revenue	Increase
Cost of revenue	$3,715,869	21%	$3,709,957	25%	$5,912	—%
Cost of revenue was relatively flat compared to the year ended December 31, 2009 as increases in commission costs were substantially offset by decreases in payroll and amortization of capitalized software. Commission costs increased due to the 23% increase in revenue. Payroll costs decreased as we continued to leverage our process and technology to drive higher volumes over our exchanges. Cost of revenue as a percent of revenue decreased 4% as revenue increased with no corresponding increase in costs.
Operating expenses

	For the Years Ended December 31,
	2010		2009
	$	% of Revenue	$	% of Revenue	Increase / (Decrease)
Sales and marketing	$9,483,350	53%	$9,714,900	67%	$(231,550)	(2%)
General and administrative	4,893,212	27	3,520,886	24	1,372,326	39

Total operating expenses	$14,376,562	80%	$13,235,786	91%	$1,140,776	9%
The 2% decrease in sales and marketing expense for the year ended December 31, 2010 as compared to the same period in 2009 primarily reflects general decreases in compensation and travel costs substantially offset by increases in marketing and internal and third party commission costs. Compensation and travel costs decreased primarily due to adjustments we made in our organizational structure during the third quarter of 2009 as we realigned our staffing as business and economic conditions evolved. Internal and third party commission costs increased due to the 23% increase in revenue and marketing costs increased due to increased trade show and marketing activities. Sales and marketing expense as a percentage of revenue decreased 14% primarily due to the 23% increase in revenue and, to a lesser extent, the cost decreases noted above.
The 39% increase in general and administrative expenses related to the year ended December 31, 2010 as compared to the same period in 2009 was primarily due to increases in compensation, investor relations and other costs. Compensation costs increased due to an increase in variable compensation resulting from our record performance, the reclassification of certain employees and the addition of certain staff in our accounting, information technology and human resources departments. In addition, we increased our investor relations efforts in the U.S. to capitalize on our 2009 NASDAQ listing and increased our allowance for doubtful accounts. General and administrative expenses as a percent of revenue increased 3% due to the cost increases noted above substantially offset by the 23% increase in revenue.
Interest income (expense), net
Interest expense was approximately $2,000 for the year ended December 31, 2010 and $7,000 for the year ended December 31, 2009. Interest income was approximately $11,000 for the year ended December 31, 2010 and $1,000 for the year ended December 31, 2009. The decrease in interest expense is due to certain capital leases maturing during the year. The increase in interest income was primarily due to interest accrued on a note receivable related to funding of an energy efficiency and management software and services company in 2010.
Income tax expense
We did not record an income tax benefit for the years ended December 31, 2010 and 2009 as we provided a full valuation allowance against our deferred tax assets due to uncertainty regarding the realization of those deferred tax assets, primarily net operating loss carryforwards, in the future.
Net loss
We reported a net loss for the year ended December 31, 2010 of approximately $0.1 million as compared to a net loss of approximately $2.3 million for the year ended December 31, 2009. The 96% decrease in net loss is primarily due to the 23% increase in revenue partially offset by increases in internal and third party commissions as well as increased investor relations costs.

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
The 3% decrease in sales and marketing expense for the year ended December 31, 2009 as compared to the same period in 2008 primarily reflects general decreases in compensation, promotional and travel costs substantially offset by increases in third party commission costs. Compensation and travel costs decreased primarily due to the operating efficiencies created by the integration of the EnergyGateway operation and adjustments to our organizational structure as we realigned our staffing as business and economic conditions evolved in the latter half of 2008. Promotional costs decreased as a result of transferring certain functions in-house. Third party commission costs increased 12% substantially due to the 17% increase in revenue. Sales and marketing expense as a percentage of revenue decreased 14% primarily due to the 17% increase in revenue and, to a lesser extent, the cost decreases noted above.
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
Liquidity and Capital Resources
At December 31, 2010, we had no commitments for material capital expenditures. We have identified and executed against a number of strategic initiatives that we believe are key components of our future growth, including: expanding our community of listers, bidders and channel partners on our exchanges; strengthening and extending our long-term relationships with government agencies; entering into other energy-related markets including wholesale transactions with utilities, the emerging environmental commodities markets, and most recently our entry into the demand response market; making strategic acquisitions; and growing our direct and inside sales force. As of December 31, 2010, our workforce numbered 60 reflecting a net increase of six from the 54 we employed at December 31, 2009. At December 31, 2010, we had 23 professionals in our sales and marketing and account management groups, 24 in our supply desk group and 13 in our general and administrative group. While we will continue to adjust our workforce as the need and/or opportunity arises, we believe that our operating costs will remain at current levels in the short-term.
Comparison of December 31, 2010 to December 31, 2009

	December 31,	December 31,
	2010	2009	Increase/(Decrease)
Cash and cash equivalents	$3,559,288	$2,046,909	$1,512,379	74%
Trade accounts receivable	3,124,328	2,909,024	215,304	7
Days sales outstanding	58	76	(18)	(24)
Working capital	3,399,147	1,548,986	1,850,161	119
Stockholders’ equity	11,212,012	10,258,142	953,870	9
Cash and cash equivalents increased 74% primarily due to positive adjusted EBITDA of $2.0 million and net proceeds from the sale of common stock of $0.4 million. These increases were partially offset by $0.5 million of cash used in investing activities primarily related to the funding of an energy efficiency and management software and services company. Trade accounts receivable increased 7% due to the 40% increase in revenue during the three months ended December 31, 2010 compared to the three months ended December 31, 2009. Days sales outstanding (representing accounts receivable outstanding at December 31, 2010 divided by the average sales per day during the current quarter) improved by 18 days as compared to the previous year. Revenue from bidders representing 10% or more of our revenue increased to 22% from two bidders during the year ended December 31, 2010, from 15% from a different bidder during the same period in 2009.
Working capital (consisting of current assets less current liabilities) increased 119%, primarily due to the $1.5 million increase in cash and cash equivalents. Stockholders’ equity increased 9% for the year ended December 31, 2010 due to share-based compensation of $0.7 million and net proceeds of $0.4 million from the sale of common stock.
Cash provided by operating activities for the year ended December 31, 2010 was $1.7 million, an increase of $2.1 million from a negative $0.4 million in 2009 due to a $2.2 million decrease in net loss. Cash used in investing and financing activities for the year ended December 31, 2010 was $0.2 million primarily due to the $0.4 million funding of an energy efficiency and management software and services company, which was substantially offset by $0.4 million in net proceeds from the sale of common stock. Cash provided by investing and financing activities for the year ended December 31, 2009 was approximately $0.7 million primarily due to approximately $0.9 million in net proceeds from the sale of common stock, partially offset by repurchases of our common stock in connection with the vesting of restricted stock granted to employees and costs incurred in software development.
Adjusted EBITDA, representing net loss excluding share-based compensation charges, depreciation, amortization, and net interest income (expense), for the year ended December 31, 2010 was a positive $2.0 million as compared to a negative $38,000 for the same period in the prior year. This increase was primarily due to the $2.2 million decrease in net loss. Please refer to the section below entitled “Use of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

For the year ended December 31, 2010, we generated positive adjusted EBITDA of $2.0 million and generated cash from operating activities of $1.7 million. As of December 31, 2010 we had $3.6 million in cash and cash equivalents, $3.1 million of accounts receivable and total contracted backlog of $26.2 million representing amounts to be recognized through 2014 from completed procurements if energy consumers use electricity at historical levels. In addition, we have a $3,000,000 Credit Facility with SVB and have filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) to sell approximately $20.0 million of our securities subject to NASDAQ and SEC limitations. As a result we believe we have adequate financial resources to continue to execute against our strategic initiatives.
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
Contractual Obligations and Other Commercial Commitments
The table below summarizes our gross contractual obligations and other commercial commitments as of December 31, 2010. As of December 31, 2010, we did not have any purchase obligations other than our capital and operating leases.

			2013 and
Contractual Obligations	2011	2012	Thereafter	Total
Capital leases	$15,327	$1,211	$—	$16,538
Operating leases	294,843	42,973	—	337,816

Total contractual obligations	$310,170	$44,184	$—	$354,354

Use of Non-GAAP Financial Measures
In this Annual Report on Form 10-K, we provide certain “non-GAAP financial measures”. A non-GAAP financial measure refers to a numerical financial measure that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable financial measure calculated and presented in accordance with GAAP in our financial statements. In this Annual Report on Form 10-K, we provide adjusted EBITDA as additional information relating to our operating results. This non-GAAP measure excludes expenses related to share-based compensation, depreciation related to our fixed assets, amortization expense related to acquisition-related assets and capitalized software, interest expense on capital leases and interest income on invested funds and notes receivable. Management uses this non-GAAP measure for internal reporting and bank reporting purposes. We have provided this non-GAAP financial measure in addition to GAAP financial results because we believe that this non-GAAP financial measure provides useful information to certain investors and financial analysts in assessing our operating performance due to the following factors:
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

•
We do not regularly earn interest on our cash accounts and notes receivable. Our cash is invested in U.S. Treasury funds and has not yielded material returns to date and these returns generally cannot be changed or influenced by management.

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

	For the Years Ended December 31,
	2010	2009	2008
GAAP net loss	$(99,087)	$(2,333,519)	$(6,795,160)
Add: Interest (income) expense, net	(8,682)	6,051	(39,531)
Add: Share-based compensation	671,323	633,285	1,006,560
Add: Amortization	1,294,491	1,509,573	1,606,625
Add: Depreciation	139,612	146,322	149,443

Non-GAAP adjusted EBITDA	$1,997,657	$(38,288)	$(4,072,063)

Critical Accounting Policies
The preparation of financial statements in accordance with in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ from these estimates.
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
Demand Response Transactions
Demand response transaction fees are recognized when we have received confirmation from the CSP that the energy consumer has performed under the applicable RTO or ISO program requirements. The energy consumer is either called to perform during an actual curtailment event or is required to demonstrate its ability to perform in a test event during the performance period. For PJM the performance period is June through September in a calendar year. Test results are submitted to PJM by the CSP’s and we receive confirmation of the energy consumer’s performance in the fourth quarter. CSPs typically pay us ratably on a quarterly basis throughout the demand response fiscal (June to May) year. As a result, a portion of the revenue we recognize is reflected as unbilled accounts receivable.

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
Revenue Estimation
Our estimates in relation to revenue recognition affect revenue and sales and marketing expense as reflected on our statements of operations, and trade accounts receivable and accrued commission accounts as reflected on our balance sheets. For any quarterly reporting period, we may not have actual usage data for certain energy suppliers and will need to estimate revenue. We initially record revenue based on the energy consumers’ historical usage profile. At the end of each reporting period, we adjust this historical profile to reflect actual usage for the period and estimate usage where actual usage is not available. For the year ended December 31, 2010, we estimated usage for approximately 8% of our revenue resulting in a negative 0.2%, or approximately $37,000, adjustment to decrease revenue. This decrease in revenue resulted in an approximate $9,000 decrease in sales and marketing expense related to third party commission expense associated with those revenues. Corresponding adjustments were made to trade accounts receivable and accrued commissions, respectively. A 1% difference between this estimate and actual usage would have an approximate $15,000 effect on our revenue for the year ended December 31, 2010.
Allowance for Doubtful Accounts
We provide for an allowance for doubtful accounts on a specifically identified basis, as well as through historical experience applied to an aging of accounts, if necessary. Trade accounts receivable are written off when deemed uncollectible. To date write-offs have not been material.
Capitalized Software
Certain acquired software and significant enhancements to our software are capitalized in accordance with guidance from the Financial Accounting Standards Board (“FASB”). No internally developed software costs were capitalized in 2010 and costs of approximately $82,000 and $403,000 related to implementation, coding and configuration were capitalized in 2009 and 2008, respectively. We amortize internally developed and purchased software over the estimated useful life of the software (generally three years). During 2010, 2009 and 2008, approximately $268,000, $310,000 and $239,000 were amortized to cost of revenues, respectively. Accumulated amortization was approximately $1,090,000 and $822,000 at December 31, 2010 and 2009, respectively.
Our estimates for capitalization of software development costs affect cost of revenue and capitalized software as reflected on our consolidated statements of operations and on our consolidated balance sheets. During the year ended December 31, 2010, amortization expense was approximately 7.2% of cost of revenue. To the extent the carrying amount of the capitalized software costs may not be fully recoverable or that the useful lives of those assets are no longer appropriate, we may need to record an impairment (non-cash) charge and write-off a portion or all of the capitalized software balance on the balance sheet.

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
We perform an annual impairment review during the fourth fiscal quarter of each year, or earlier, if indicators of potential impairment exist. The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit whereby the carrying amount of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill will be recorded as an impairment loss. We performed our annual impairment analysis in December 2010 and determined that no impairment of our goodwill or intangible assets existed.
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
Intangible assets consist of customer relationships and contracts, purchased technology and other intangibles, and are stated at cost less accumulated amortization. Intangible assets with a finite life are amortized using the straight-line method over their estimated useful lives, which range from one to ten years.
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
Income Taxes
In accordance with guidance from the FASB, deferred tax assets and liabilities are determined at the end of each period based on the future tax consequences that can be attributed to net operating loss carryforwards, as well as differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax basis. Deferred income tax expense or credits are based on changes in the asset or liability from period to period. Valuation allowances are provided if based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income. In determining the valuation allowance, we consider past performance, expected future taxable income, and qualitative factors which we consider to be appropriate in estimating future taxable income. Our forecast of expected future taxable income is for future periods that can be reasonably estimated. Results that differ materially from current expectations may cause us to change our judgment on future taxable income and adjust our existing tax valuation allowance.
Our estimates in relation to income taxes affect income tax benefit and deferred tax assets as reflected on our statements of operations and balance sheets, respectively. The deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized in the near term. As of December 31, 2010, we had net deferred tax assets of approximately $7.8 million against which a full valuation allowance has been established. To the extent we determine that it is more likely than not that we will recover all of our deferred tax assets, it could result in an approximate $7.8 million non-cash tax benefit.
Share-Based Compensation
In accordance with guidance from the FASB, we recognize the compensation cost of share-based awards on a straight-line basis over the requisite service period of the award. For the year ended December 31, 2010, share based awards consisted of stock options and stock warrants, and for the years ended December 31, 2009 and 2008, share-based awards consisted of grants of restricted stock and stock options. The restrictions on the restricted stock lapse over the vesting period. The vesting period of share-based awards is determined by the board of directors, and is generally four years for employees.

The per-share weighted-average fair value of stock options granted during the years ended December 31, 2010, 2009 and 2008 was $2.12, $2.68 and $1.21, respectively, on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions and estimated forfeiture rates of 10%, 11% and 15% in 2010, 2009 and 2008, respectively:

Year ended	Expected	Risk	Expected	Expected
December 31,	Dividend Yield	Interest Rate	Life	Volatility
2010	—	1.93%	4.75 years	105%
2009	—	2.28%	4.75 years	113%
2008	—	1.67%	4.75 years	87%
The per-share weighted-average fair value of stock warrants granted during the year ended December 31, 2010 was $2.44 on the date of grant, using the Black-Scholes option-pricing model with weighted-average assumptions for the risk-free interest rate, expected life and expected volatility of 2.37%, 5 years and 114%, respectively, and an estimated average forfeiture rate of 7% for the year ended December 31, 2010.
We have two stock incentive plans: the 2003 Stock Incentive Plan, or the 2003 Plan, and the 2006 Stock Incentive Plan, or the 2006 Plan. There was a total of 837,061 shares of common stock reserved for issuance under these plans at December 31, 2010. As of December 31, 2010, 168,201 shares of common stock, representing option grants still outstanding, were reserved under the 2003 Plan. No further grants are allowed under the 2003 Plan. In addition, 668,860 shares of common stock were reserved under the 2006 Plan at December 31, 2010 representing 536,705 outstanding stock options, 13,828 shares of restricted stock outstanding and 118,327 shares available for grant. A summary of stock option activity under both plans for the year ended December 31, 2010, is as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2009	659,888	$3.73
Granted	190,600	$2.83
Canceled	(21,052)	$7.81
Exercised	(124,530)	$0.35

Outstanding at December 31, 2010	704,906	$3.96

A summary of common stock options outstanding and common stock options exercisable as of December 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Aggregate	Number	Remaining	Aggregate
Range of		Contractual	Intrinsic	of Shares	Contractual	Intrinsic
Exercise Prices	Options	Life	Value	Exercisable	Life	Value
$0.25 – $2.40	144,455	2.70 Years	$186,742	109,161	1.97 Years	$157,095
$2.41 – $3.15	222,850	6.72 Years	5,022	11,188	5.72 Years	—
$3.16 – $5.03	217,400	5.28 Years	—	83,076	4.28 Years	—
$5.04 – $13.40	120,201	3.30 Years	—	103,083	3.03 Years	—

	704,906	4.87 Years	$191,764	306,508	3.09 Years	$157,095

The aggregate intrinsic value of options exercised during the year ended December 31, 2010 was approximately $313,000. At December 31, 2010, the weighted average exercise price of common stock options outstanding and exercisable was $3.96 and $5.05, respectively.
Restricted Stock
A summary of restricted stock activity for the year ended December 31, 2010 is as follows:

		Weighted Average
	Shares	Grant Price
Outstanding at December 31, 2009	34,301	$10.38
Granted	12,324	$2.84
Canceled	(2,885)	$8.55
Vested	(29,912)	$7.58

Outstanding at December 31, 2010	13,828	$10.10

Recent Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06). ASU 2010-06 requires details of transfers in and out of Level 1 and 2 fair value measurements and the gross presentation of activity within the Level 3 fair value measurement roll forward. The new disclosures are required of all entities that are required to provide disclosures about recurring and nonrecurring fair value measurements. We adopted ASU 2010-06 effective January 1, 2010, except for the gross presentation of the Level 3 fair value measurement roll forward which is effective for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. The adoption of ASU 2010-06 did not affect our consolidated financial statements.
In the first quarter of 2010, the FASB issued ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09). ASU 2010-09 amends Accounting Standards Codification (“ASC”) 855, Subsequent Events, so that SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in financial statements. We adopted the provisions of ASU 2010-09 in the first quarter of 2010. This adoption did not affect our consolidated financial statements.
In August 2010, the FASB issued ASU No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and became effective upon issuance. We adopted the provisions of ASU 2010-21 upon issuance with no material impact to our financial position or results of operations.
In August 2010, the FASB issued ASU No. 2010-22, Accounting for Various Topics—Technical Corrections to SEC Paragraphs. This ASU amends various SEC paragraphs and became effective upon issuance. The adoption of ASU No. 2010-22 did not have a material impact on our financial position or results of operations.
In December 2010, the FASB issued ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU updates Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other, to amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We do not currently have any reporting units with zero or negative carrying values.
Seasonality
Our revenue is subject to seasonality and fluctuations during the year primarily as a result of weather conditions and its impact on the demand for energy. The majority of our revenue is generated from the commissions we receive under any given energy contract, which is tied to the energy consumer’s consumption of energy. Therefore, revenue from natural gas consumption tends to be strongest during the winter months due to the increase in heating usage, and revenue from electricity consumption tends to be strongest during the summer months due to the increase in air conditioning usage. Our revenue is also subject to fluctuations within any given season, depending on the severity of weather conditions — during a particularly cold winter or an unseasonably warm summer, energy consumption will rise. In addition, transaction revenue in the natural gas and wholesale markets for which we invoice upon completion of the respective transaction tends to be higher in the first and fourth quarters when utilities and natural gas customers make their annual natural gas buys.
Cyclicality
We believe that our business will continue to be cyclical in nature and is tied, in part, to market energy prices which impact transaction volume. When energy prices increase in competitive markets above the price levels of the regulated utilities, energy consumers are less likely to lock-in to higher fixed price contracts in the competitive markets and so they are less likely to use our auction platform. Conversely, when energy prices decrease in competitive markets below the price levels of the regulated utilities, energy consumers are more likely to lock-in to lower fixed price contracts in the competitive markets and they are more likely to use our auction platform. Although our short term revenue is impacted by usage trends, these cyclical effects will also have longer term implications on our business because we derive future revenue from current auctions.
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
Item 8. Financial Statements and Supplementary Data
The consolidated financial statements listed in Item 15(a) are incorporated herein by reference and are filed as a part of this report and follow the signature pages to this Annual Report on Form 10-K on page 39.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of December 31, 2010, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and procedures also were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
a) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on this assessment, our management concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.
b) Attestation Report of the Independent Registered Public Accounting Firm
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

c) Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required to be disclosed by this item 10 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed by the Company within 120 days of the close of its fiscal year.
We have adopted a code of business conduct and ethics applicable to all of our directors, officers and employees, including our Chief Executive Officer and our Chief Financial Officer. The code of business conduct and ethics is available on the corporate governance section of “Investor Relations” on our website www.worldenergy.com.
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

WORLD ENERGY SOLUTIONS, INC.
By:	/s/ Richard Domaleski	February 17, 2011
Richard Domaleski
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Domaleski Richard Domaleski	Chief Executive Officer and Director	February 17, 2011

/s/ James Parslow James Parslow	Chief Financial Officer	February 17, 2011

/s/ Edward Libbey Edward Libbey	Chairman of the Board and Director	February 17, 2011

/s/ Patrick Bischoff Patrick Bischoff	Director	February 17, 2011

/s/ John Wellard John Wellard	Director	February 17, 2011

/s/ Thad Wolfe Thad Wolfe	Director	February 17, 2011

WORLD ENERGY SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
World Energy Solutions, Inc.
Worcester, Massachusetts
We have audited the accompanying consolidated balance sheet of World Energy Solutions, Inc. (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of World Energy Solutions, Inc. as of December 31, 2010 and the consolidated results of their operations and their cash flows for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
/S/ Marcum LLP
Boston, Massachusetts
February 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
World Energy Solutions, Inc.
Worcester, Massachusetts
We have audited the accompanying consolidated balance sheet of World Energy Solutions, Inc. (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of World Energy Solutions, Inc. as of December 31, 2009, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
/S/ UHY LLP
Boston, Massachusetts
March 4, 2010

WORLD ENERGY SOLUTIONS, INC.
Consolidated Balance Sheets

	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$3,559,288	$2,046,909
Trade accounts receivable, net	3,124,328	2,909,024
Prepaid expenses and other current assets	229,108	213,033

Total current assets	6,912,724	5,168,966

Property and equipment, net	287,191	371,033
Intangibles, net	3,723,607	4,750,497
Goodwill	3,178,701	3,178,701
Other assets	624,571	424,928

Total assets	$14,726,794	$13,894,125

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$263,746	$285,212
Accrued commissions	847,758	835,342
Accrued compensation	1,970,639	1,280,683
Accrued expenses	187,097	328,816
Deferred revenue and customer advances	229,539	873,752
Capital lease obligations	14,798	16,175

Total current liabilities	3,513,577	3,619,980

Capital lease obligations, net of current portion	1,205	16,003

Total liabilities	3,514,782	3,635,983

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 30,000,000 shares authorized; 9,200,306 shares issued and 9,155,281 shares outstanding at December 31, 2010, and 8,889,357 shares issued and 8,850,474 shares outstanding at December 31, 2009	916	885
Additional paid-in capital	33,502,074	32,431,240
Accumulated deficit	(22,081,038)	(21,981,951)
Treasury stock, at cost; 45,025 shares at December 31, 2010 and 38,883 shares at December 31, 2009	(209,940)	(192,032)

Total stockholders’ equity	11,212,012	10,258,142

Total liabilities and stockholders’ equity	$14,726,794	$13,894,125

The accompanying notes are an integral part of these consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
Consolidated Statements of Operations

	Years Ended December 31,
	2010	2009	2008

Revenue:
Brokerage commissions and transaction fees	$16,924,689	$13,524,578	$11,156,215
Management fees	1,059,973	1,093,697	1,288,477

Total revenue	17,984,662	14,618,275	12,444,692

Cost of revenue	3,715,869	3,709,957	4,552,215

Gross profit	14,268,793	10,908,318	7,892,477

Operating expenses:
Sales and marketing	9,483,350	9,714,900	10,057,361
General and administrative	4,893,212	3,520,886	4,669,807

Total operating expenses	14,376,562	13,235,786	14,727,168

Operating loss	(107,769)	(2,327,468)	(6,834,691)

Interest income (expense):
Interest income	11,042	611	45,132
Interest expense	(2,360)	(6,662)	(5,601)

Total interest income (expense), net	8,682	(6,051)	39,531

Loss before income taxes	(99,087)	(2,333,519)	(6,795,160)
Income tax expense	—	—	—

Net loss	$(99,087)	$(2,333,519)	$(6,795,160)

Net loss per common share — basic and diluted	$(0.01)	$(0.27)	$(0.82)

Weighted average shares outstanding — basic and diluted	9,067,834	8,512,060	8,310,315

The accompanying notes are an integral part of these consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2010, 2009, and 2008

	Common Stock		Treasury Stock		Additional		Total
	Number of	$0.0001	Number of	Stated at	Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Shares	Cost	Capital	Deficit	Equity
Balance, December 31, 2007	8,239,924	$824	—	$—	$29,712,247	$(12,853,272)	$16,859,799
Share-based compensation	—	—	—	—	1,006,560	—	1,006,560
Issuance of common stock in connection with restricted stock grants	32,564	3	13,043	(98,873)	(3)	—	(98,873)
Exercise of stock warrants	67,123	7	—	—	20,130	—	20,137
Exercise of stock options	58,073	6	—	—	16,662	—	16,668
Net loss	—	—	—	—	—	(6,795,160)	(6,795,160)

Balance, December 31, 2008	8,397,684	840	13,043	(98,873)	30,755,596	(19,648,432)	11,009,131
Share-based compensation	—	—	—	—	633,285	—	633,285
Issuance of common stock in connection with restricted stock grants	63,070	6	25,840	(93,159)	77,707	—	(15,446)
Issuance of common stock in connection with private placement, net	336,700	34	—	—	935,442	—	935,476
Exercise of stock options	53,020	5	—	—	29,210	—	29,215
Net loss	—	—	—	—	—	(2,333,519)	(2,333,519)

Balance, December 31, 2009	8,850,474	885	38,883	(192,032)	32,431,240	(21,981,951)	10,258,142
Share-based compensation	—	—	—	—	671,323	—	671,323
Issuance of common stock in connection with restricted stock grants	23,770	1	6,142	(17,908)	(1)	—	(17,908)
Issuance of common stock in connection with private placement, net	152,397	16	—	—	354,260	—	354,276
Exercise of stock options	124,530	13	—	—	44,019	—	44,032
Exercise of stock warrants	4,110	1	—	—	1,233	—	1,234
Net loss	—	—	—	—	—	(99,087)	(99,087)

Balance, December 31, 2010	9,155,281	$916	45,025	$(209,940)	$33,502,074	$(22,081,038)	$11,212,012

The accompanying notes are an integral part of these consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net loss	$(99,087)	$(2,333,519)	$(6,795,160)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,434,103	1,655,895	1,756,068
Share-based compensation	671,323	633,285	1,006,560
Loss on disposal of property and equipment	—	1,604	—
Changes in operating assets and liabilities:
Trade accounts receivable	(215,304)	(565,431)	(465,360)
Prepaid expenses and other current assets	(16,075)	218,213	(93,197)
Accounts payable	(21,466)	(308,341)	(386,935)
Accrued commissions	12,416	57,558	64,865
Accrued compensation	689,956	240,228	(398,250)
Accrued expenses	(141,719)	(26,695)	76,349
Deferred revenue and customer advances	(644,213)	(2,519)	512,338

Net cash provided by (used in) operating activities	1,669,934	(429,722)	(4,722,722)

Cash flows from investing activities:
Advances and changes in other assets	(467,244)	(80,520)	(403,355)
Purchases of property and equipment	(55,770)	(1,432)	(40,704)
Cash received in sale of property and equipment	—	500	—

Net cash used in investing activities	(523,014)	(81,452)	(444,059)

Cash flows from financing activities:
Proceeds from exercise of stock options	44,032	29,215	16,668
Proceeds from exercise of stock warrants	1,234	—	20,137
Proceeds from the sale of common stock, net	354,276	935,476	—
Purchase of treasury stock	(17,908)	(93,159)	(98,873)
Principal payments on capital lease obligations	(16,175)	(44,860)	(41,624)

Net cash provided by (used in) financing activities	365,459	826,672	(103,692)

Net increase (decrease) in cash and cash equivalents	1,512,379	315,498	(5,270,473)
Cash and cash equivalents, beginning of year	2,046,909	1,731,411	7,001,884

Cash and cash equivalents, end of year	$3,559,288	$2,046,909	$1,731,411

Supplemental Disclosure of Cash Flow Information:
Net cash received (paid) for interest	$(4,711)	$(5,494)	$45,419

Non-cash activities:
Fair value of restricted common stock granted to employees	$—	$77,713	$—

Net capital lease obligations	$—	$30,816	$—

The accompanying notes are an integral part of these consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
Notes to Consolidated Financial Statements
NOTE 1 — NATURE OF BUSINESS
World Energy Solutions, Inc. (“World Energy” or the “Company”) is an energy management services company that applies a combination of people, process and technology to take the complexity out of energy management and turn it into bottom line impact for the businesses, institutions and governments we serve. We believe that energy costs can be expressed in a simple equation E=P*Q-i. Energy costs are a function of commodity price times quantity used minus any incentives realized. We help customers optimize this equation by applying the Seven Levers of Energy Management™ — Planning, Sourcing, Risk Management, Efficiency, Sustainability, Incentives and Monitoring.
These Seven Levers are supported by state of the art technology developed or licensed by the Company. The Company has developed three online auction platforms, the World Energy Exchange®, the World Green Exchange® and the World DR Exchange™. On the World Energy Exchange®, retail energy consumers (commercial, industrial and government) and wholesale energy participants (utilities, electricity retailers and intermediaries) in North America (“listers”) are able to negotiate for the purchase or sale of electricity, natural gas and renewable energy resources from competing energy suppliers (“bidders”) which have agreed to participate on the Company’s auction platform. Although the Company’s primary source of revenue is from brokering electricity and natural gas, the Company adapted its World Energy Exchange® auction platform to accommodate the brokering of green power in 2003 (i.e., electricity generated by renewable resources), wholesale electricity in 2004 and certain other energy-related products in 2005. The team also uses the exchange’s sophisticated monitoring, triggering and messaging tools to develop, support and implement comprehensive risk management strategies for our more sophisticated clients.
In 2007, the Company created the World Green Exchange® based on the World Energy Exchange® technology and business process. On the World Green Exchange®, bidders and listers negotiate for the purchase or sale of environmental commodities such as Renewable Energy Certificates, Verified Emissions Reductions, Certified Emissions Reductions and Regional Greenhouse Gas Initiative (RGGI) allowances.
In January 2010, the Company launched the World DR Exchange™ to create an efficient, transparent and liquid marketplace to maximize incentive payments available to customers and provide a ready source of curtailment ready customers for the industry’s CSPs. The World DR Exchange™ creates the industry’s first online marketplace for demand response, enabling customers to source DR more efficiently and effectively bringing together curtailment service providers and energy consumers in highly-structured auction events designed to yield price transparency, heighten competition, and maximize the energy consumers’ share of demand response revenues.
In the second half of 2010, the Company made a strategic investment in an emerging company that develops software that can determine the energy efficiency of buildings and present retrofit options ordered by return on investment. The Company intends to roll this solution out as a cornerstone of an energy efficiency practice.
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

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
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
The Company does not invoice its electricity energy suppliers for monthly commissions earned and, therefore, reports a substantial portion of its receivables as “unbilled.” Unbilled accounts receivable represents management’s best estimate of energy provided by the energy suppliers to the energy consumers for a specific completed time period at contracted commission rates and is made up of two components. The first component represents energy usage for which the Company has received actual data from the supplier and/or the utility but for which payment has not been received at the balance sheet date. The majority of the Company’s contractual relationships with energy suppliers requires them to supply actual usage data to the Company on a monthly basis and remit payment to the Company based on that usage. The second component represents energy usage for which the Company has not received actual data, but for which it has estimated usage. Commissions paid in advance by certain energy suppliers are recorded as deferred revenue and amortized to commission revenue on a monthly basis on the energy exchanged that month.

Retail Natural Gas Transactions
There are two primary fee components to the Company’s retail natural gas services: transaction fees and management fees. Transaction fees are billed to and paid by the energy supplier awarded business on the platform. These fees are established prior to award and are the same for each supplier. For the majority of the Company’s natural gas transactions, the supplier is billed upon the conclusion of the transaction based on the estimated energy volume transacted for the entire award term multiplied by the transaction fee. Management fees are paid by the Company’s energy consumers and are generally billed on a monthly basis for services rendered based on terms and conditions included in contractual arrangements. While substantially all of the Company’s retail natural gas transactions are accounted for in accordance with this policy, a certain percentage are accounted for as the natural gas is consumed by the customer and recognized as revenue in accordance with the retail electricity transaction revenue recognition methodology described above.
Demand Response Transactions
Demand response transaction fees are recognized when the Company has received confirmation from the curtailment service provider (CSP) that the energy consumer has performed under the applicable Regional Transmission Organization (RTO) or Independent System Operator (ISO) program requirements. The energy consumer is either called to perform during an actual curtailment event or is required to demonstrate its ability to perform in a test event during the performance period. For the PJM Interconnection (PJM), an RTO that coordinates the movement of wholesale electricity in all or parts of 13 states and the District of Columbia, the performance period is June through September in a calendar year. Test results are submitted to PJM by the CSP’s and the Company receives confirmation of the energy consumer’s performance in the fourth quarter. CSPs typically pay ratably on a quarterly basis throughout the demand response fiscal (June to May) year. As a result, a portion of the revenue recognized is reflected as unbilled accounts receivable.
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
Revenue Estimation
The Company’s estimates in relation to revenue recognition affect revenue and sales and marketing expense as reflected on its statements of operations, and trade accounts receivable and accrued commission accounts as reflected on its balance sheets. For any quarterly reporting period, the Company may not have actual usage data for certain energy suppliers and will need to estimate revenue. Revenue is initially recorded based on the energy consumers’ historical usage profile. At the end of each reporting period, the Company adjusts this historical profile to reflect actual usage for the period and estimate usage where actual usage is not available. For the year ended December 31, 2010, the Company estimated usage for approximately 8% of its revenue resulting in a negative 0.2%, or approximately $37,000, adjustment to decrease revenue. This decrease in revenue resulted in an approximate $9,000 decrease in sales and marketing expense related to third party commission expense associated with those revenues. Corresponding adjustments were made to trade accounts receivable and accrued commissions, respectively. A 1% difference between this estimate and actual usage would have an approximate $15,000 effect on the Company’s revenue for the year ended December 31, 2010.

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with an original maturity of 90 days or less to be cash equivalents. The Company invests excess cash in a US Treasury money market fund that is Federal Deposit Insurance Corporation insured.
Concentration of Credit Risk and Off-Balance Sheet Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. The Company places its cash with primarily one institution, which management believes is of high credit quality. As of December 31, 2010, approximately $300,000 of the Company’s cash and cash equivalents was invested in a highly liquid, U.S. Treasury money market fund.
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
The following represents revenue and trade accounts receivable from bidders exceeding 10% of the total in each category:

	Revenue for the year ended December 31,			Trade accounts receivable as of December 31,
Bidder / Lister	2010	2009	2008	2010	2009
A	7%	15%	22%	15%	23%
B	12%	9%	7%	14%	15%
C	10%	3%	—%	18%	12%
In addition to its direct relationship with bidders, the Company also has direct contractual relationships with listers for the online procurement of certain of their energy, demand response or environmental needs. These listers are primarily large businesses and government organizations and do not have a direct creditor relationship with the Company. For the year ended December 31, 2010, none of these listers accounted for transactions resulting in 10% of the Company’s aggregate revenue. For the year ended December 31, 2009 one lister accounted for transactions resulting in 10% of the Company’s aggregate revenue. For the year ended December 31, 2008 two listers accounted for transactions resulting in at least 10% individually and 23% in the aggregate of the Company’s revenue.
Property and Equipment
Property and equipment is stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets or the life of the related lease, whichever is shorter, which range from 3 to 7 years.
Other Assets
Certain acquired software and significant enhancements to the Company’s software are capitalized in accordance with guidance from the Financial Accounting Standards Board (“FASB”). No internally developed software costs were capitalized in 2010 and costs of approximately $82,000, and $403,000 related to implementation, coding and configuration were capitalized in 2009, and 2008, respectively. The Company amortizes internally developed and purchased software over the estimated useful life of the software (generally three years). During 2010, 2009, and 2008, approximately $268,000, $310,000, and $239,000, respectively, were amortized to cost of revenues. Accumulated amortization was approximately $1,090,000 and $822,000 at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, capitalized software costs, net was approximately $131,000 and $399,000, respectively.
At December 31, 2010, future amortization expense for capitalized internally developed software is as follows:

2011	$113,000
2012	18,000

$131,000

Pre- and post- software implementation and configuration costs have historically been immaterial and charged to cost of revenue as incurred.

The Company made a strategic investment in an energy efficiency and management software and services company in the form of a two-year convertible note. The Company committed to provide funding of up to $650,000 to this company in three equal quarterly installments through January 2011. As of December 31, 2010 a total of approximately $433,000 had been made and is reflected in Other assets. The convertible note bears interest at 9% with principal and interest due at the end of the term on July 22, 2012. It includes optional and automatic conversion rights to convert into shares at $0.54 per share and is subject to adjustment in certain circumstances. The Company evaluated the value of this conversion feature and determined it to be immaterial. Subsequent to year end, the Company made its final quarterly installment under this arrangement.
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
Intangible assets consist of customer relationships and contracts, purchased technology and other intangibles, and are stated at cost less accumulated amortization. Intangible assets with a finite life are amortized using the straight-line method over their estimated useful lives, which range from one to ten years. Amortization expense was approximately $1,027,000, $1,200,000 and $1,367,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Accumulated amortization of intangible assets amounted to approximately $4,407,000 and $3,380,000 at December 31, 2010 and 2009, respectively. The approximate future amortization expense of intangible assets is as follows:

2011	$957,000
2012	675,000
2013	474,000
2014	474,000
2015 and thereafter	1,144,000

$3,724,000

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
Goodwill
The Company uses assumptions in establishing the carrying value and fair value of its goodwill. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired businesses. The Company accounts for goodwill that results from acquired businesses in accordance with guidance with the FASB, under which goodwill and intangible assets having indefinite lives are not amortized but instead are assigned to reporting units and tested for impairment annually or more frequently if changes in circumstances or the occurrence of events indicate possible impairment.
The Company performs an annual impairment review during the fourth fiscal quarter of each year, or earlier, if indicators of potential impairment exist. The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit whereby the carrying amount of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill will be recorded as an impairment loss. The Company performed its annual impairment analysis in December 2010 and determined that no impairment of goodwill or intangible assets existed.

Income Taxes
In accordance with guidance from the FASB, deferred tax assets and liabilities are determined at the end of each period based on the future tax consequences that can be attributed to net operating loss carryforwards, as well as differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax basis. Deferred income tax expense or credits are based on changes in the asset or liability from period to period. Valuation allowances are provided if based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income. In determining the valuation allowance, the Company considers past performance, expected future taxable income, and qualitative factors which are considered to be appropriate in estimating future taxable income. The Company’s forecast of expected future taxable income is for future periods that can be reasonably estimated. Results that differ materially from current expectations may cause the Company to change its judgment on future taxable income and adjust its existing tax valuation allowance.
The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by the taxing authority in accordance with the FASB’s recognition and measurement standards. At December 31, 2010, there are no expected material, aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes.
Share-based Compensation
The Company recognizes the compensation from share-based awards on a straight-line basis over the requisite service period of the award. For the year ended December 31, 2010, share based awards consisted of grants of stock options and stock warrants, and for the years ended December 31, 2009 and 2008, share-based awards consisted of grants of restricted stock and stock options. The restrictions on the restricted stock lapse over the vesting period. The vesting period of share-based awards is determined by the board of directors, and is generally four years for employees.
Advertising Expense
Advertising expense primarily includes promotional expenditures and is expensed as incurred, as such efforts have not met the direct-response criteria required for capitalization. Amounts incurred for advertising expense were not material for the years ended December 31, 2010, 2009, and 2008.
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
Fair Value of Financial Instruments
Guidance from the FASB requires management to disclose the estimated fair value of certain assets and liabilities defined as financial instruments. Financial instruments are generally defined as cash, evidence of ownership interest in an entity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 2010, management believes that the carrying value of cash and cash equivalents, receivables and payables approximated fair value because of the short maturity of these financial instruments.
Segment Reporting
Guidance from the FASB establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief decision maker is the president and chief operating officer. The Company’s chief decision maker reviews the results of operations based on one industry segment: the brokering of energy and environmental commodities by conducting structured events utilizing online exchanges. The Company delivers these services to four distinctive markets: retail energy, wholesale energy, demand response and environmental commodity. The brokerage process is substantially the same regardless of the market being serviced and are supported by the same operations personnel utilizing the same basic technology and back office support. There is no discrete financial information for these product lines nor are there segment managers who have operating responsibility for each product line.

Recent Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06). ASU 2010-06 requires details of transfers in and out of Level 1 and 2 fair value measurements and the gross presentation of activity within the Level 3 fair value measurement roll forward. The new disclosures are required of all entities that are required to provide disclosures about recurring and nonrecurring fair value measurements. The Company adopted ASU 2010-06 effective January 1, 2010, except for the gross presentation of the Level 3 fair value measurement roll forward which is effective for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. The adoption of ASU 2010-06 did not affect the Company’s consolidated financial statements.
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
In August 2010, the FASB issued ASU No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and became effective upon issuance. The Company adopted the provisions of ASU 2010-21 upon issuance with no material impact to the Company’s financial position or results of operations.
In August 2010, the FASB issued ASU No. 2010-22, Accounting for Various Topics—Technical Corrections to SEC Paragraphs. This ASU amends various SEC paragraphs and became effective upon issuance. The adoption of ASU No. 2010-22 did not have a material impact on the Company’s financial position or results of operations.
In December 2010, the FASB issued ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU updates Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other, to amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not currently have any reporting units with zero or negative carrying values.
NOTE 3 — TRADE ACCOUNTS RECEIVABLE, NET
The Company does not invoice bidders for the monthly commissions earned on retail electricity and demand response transactions and, therefore, reports a significant portion of its receivables as “unbilled.” Unbilled accounts receivable represents management’s best estimate of energy provided by the energy suppliers to the energy consumers for a specific completed time period at contracted commission rates.
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
Trade accounts receivable, net consists of the following:

	December 31,
	2010	2009

Unbilled accounts receivable	$2,852,930	$2,631,792
Billed accounts receivable	395,004	314,527

	3,247,934	2,946,319
Allowance for doubtful accounts	(123,606)	(37,295)

Trade accounts receivable, net	$3,124,328	$2,909,024

NOTE 4 — PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	December 31,
	2010	2009

Leasehold improvements	$65,451	$65,451
Equipment	498,907	443,137
Furniture and fixtures	435,579	435,579

	999,937	944,167
Less accumulated depreciation	(712,746)	(573,134)

Property and equipment, net	$287,191	$371,033

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $140,000, $146,000 and $149,000, respectively. Property and equipment purchased under capital lease obligations at December 31, 2010 and 2009 was $46,000 and $183,000, respectively. Accumulated depreciation for property and equipment purchased under capital lease was $32,000 and $128,000 at December 31, 2010 and 2009, respectively.
NOTE 5 — COMMON AND PREFERRED STOCK
Preferred Stock
The Company’s Amended and Restated Certificate of Incorporation, as amended, authorizes 5,000,000 shares of $0.0001 par value undesignated preferred stock for issuance by the Company’s board of directors. No shares have been issued as of December 31, 2010 and 2009.
Common Stock
At the Company’s 2010 Annual Meeting of Stockholders, shareholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 15,000,000 to 30,000,000.
In April 2010, we filed an S-3 registration statement with the Securities and Exchange Commission, or SEC, using a “shelf” registration, or continuous offering, process. Under this shelf registration process, we may, from time to time, issue and sell any combination of preferred stock, common stock or warrants, either separately or in units, in one or more offerings with a maximum aggregate offering price of $20,000,000, including the U.S. dollar equivalent if the public offering of any such securities is denominated in one or more foreign currencies, foreign currency units or composite currencies. We intend to use the net proceeds from the sale of the securities under this shelf registration, if any, for general corporate purposes.
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
Treasury Stock
In connection with the vesting of restricted stock granted to employees the Company withheld shares with value equivalent to employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld of 6,142 and 25,840 for the years ended December 31, 2010 and 2009, respectively, were based on the value of the restricted stock on their vesting date as determined by the Company’s closing stock price. Total payment for employees’ tax obligations was approximately $18,000 and $93,000 for the years ended December 31, 2010 and 2009. These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Common Stock Warrants
In 2010 the Company issued warrants to consultants for the purchase of 64,500 shares of the Company’s common stock at an average per share price of $3.03. The warrants vest ratably on a monthly basis over six and twelve month periods and have five year lives.
The following table summarizes the Company’s warrant activity:

		Weighted
		Average
		Exercise
	Shares	Price
Warrants outstanding, December 31, 2007	200,081	$5.42
Granted	—	$—
Exercised	(67,123)	$0.30
Canceled/expired	—	$—

Warrants outstanding, December 31, 2008	132,958	$8.00
Granted	—	$—
Exercised	—	$—
Canceled/expired	(128,698)	$8.27

Warrants outstanding, December 31, 2009	4,260	$0.30
Granted	64,500	$3.03
Exercised	(4,110)	$0.30
Canceled/expired	(150)	$0.30

Warrants outstanding, December 31, 2010	64,500	$3.03

The weighted average remaining contractual life of warrants outstanding is 4.22 years as of December 31, 2010.
NOTE 6 — EMPLOYEE BENEFIT PLANS
Stock Options
The Company has two stock incentive plans: the 2003 Stock Incentive Plan, or the 2003 Plan, and the 2006 Stock Incentive Plan, or the 2006 Plan. There were 837,061 shares of common stock reserved for issuance under these plans at December 31, 2010. As of December 31, 2010, 168,201 shares of common stock, representing option grants still outstanding, were reserved under the 2003 Plan. No further grants are allowed under the 2003 Plan. As of December 31, 2010, 668,860 shares of common stock were reserved under the 2006 Plan representing 536,705 outstanding stock options, 13,828 shares of restricted stock outstanding and 118,327 shares available for grant. A summary of stock option activity under both plans for the years ended December 31, 2010, 2009 and 2008 are as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2007	670,303	$6.47
Granted	120,600	$2.00
Canceled	(106,374)	$12.93
Exercised	(58,073)	$0.29

Outstanding at December 31, 2008	626,456	$5.08
Granted	242,700	$3.47
Canceled	(156,248)	$9.85
Exercised	(53,020)	$0.55

Outstanding at December 31, 2009	659,888	$3.73
Granted	190,600	$2.83
Canceled	(21,052)	$7.81
Exercised	(124,530)	$0.35

Outstanding at December 31, 2010	704,906	$3.96

A summary of common stock options outstanding and common stock options exercisable as of December 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Aggregate	Number	Remaining	Aggregate
Range of		Contractual	Intrinsic	of Shares	Contractual	Intrinsic
Exercise Prices	Options	Life	Value	Exercisable	Life	Value
$0.25 – $2.40	144,455	2.70 Years	$186,742	109,161	1.97 Years	$157,095
$2.41 – $3.15	222,850	6.72 Years	5,022	11,188	5.72 Years	—
$3.16 – $5.03	217,400	5.28 Years	—	83,076	4.28 Years	—
$5.04 – $13.40	120,201	3.30 Years	—	103,083	3.03 Years	—

	704,906	4.87 Years	$191,764	306,508	3.09 Years	$157,095

The aggregate intrinsic value of options exercised during the year ended December 31, 2010 was approximately $313,000. At December 31, 2010, the weighted average exercise price of common stock options outstanding and exercisable was $3.96 and $5.05, respectively.
Restricted Stock
A summary of restricted stock activity for the years ended December 31, 2010, 2009 and 2008 are as follows:

		Weighted
		Average
	Shares	Grant Price
Outstanding at December 31, 2007	144,850	$11.00
Granted	79,300	$8.65
Canceled	(59,940)	$10.22
Vested	(45,607)	$11.18

Outstanding at December 31, 2008	118,603	$9.76
Granted	38,559	$3.45
Canceled	(33,943)	$9.45
Vested	(88,918)	$6.90

Outstanding at December 31, 2009	34,301	$10.38
Granted	12,324	$2.84
Canceled	(2,885)	$8.55
Vested	(29,912)	$7.58

Outstanding at December 31, 2010	13,828	$10.10

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
NOTE 7 — LOSS PER SHARE
As of December 31, 2010, 2009 and 2008, the Company only had one issued and outstanding class of stock — common stock. As a result, the basic loss per share for the years ended December 31, 2010, 2009 and 2008 is computed by dividing net loss by the weighted average number of common shares outstanding for the period.
The computed loss per share does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on loss per share. As the Company was in a net loss position for the reported periods, all common stock equivalents were anti-dilutive. Therefore, the weighted average of basic and diluted voting shares of common stock outstanding for the years ended December 31, 2010, 2009 and 2008 were 9,067,834, 8,512,060 and 8,310,315, respectively.

The following represents issuable weighted average share information for the respective periods:

	Years Ended December 31,
	2010	2009	2008
Common stock options	112,699	224,490	266,647
Common stock warrants	1,878	10,373	82,724
Unvested restricted stock	357	922	24,583

Total common stock equivalents	114,934	235,785	373,954

In addition, common stock options, common stock warrants and unvested restricted stock of 560,451, 64,500 and 13,079, respectively, were excluded from the calculation of net loss per share, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during the year ended December 31, 2010. Common stock options and unvested restricted stock of 389,778 and 32,676, respectively, were excluded from the calculation of net loss per share, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during year ended December 31, 2009. Common stock options, common stock warrants and unvested restricted stock of 221,825, 115,000 and 65,843, respectively, were excluded from the calculation of net loss per share, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during year ended December 31, 2008.
The Company did not declare or pay any dividends in 2010, 2009 and 2008.
NOTE 8 — SHARE-BASED COMPENSATION
The Company recognizes the compensation from share-based awards on a straight-line basis over the requisite service period of the award. For the year ended December 31, 2010, share based awards consisted of grants of stock options and stock warrants, and for the years ended December 31, 2009 and 2008, share-based awards consisted of grants of restricted stock and stock options. The restrictions on the restricted stock lapse over the vesting period. The vesting period of share-based awards is determined by the board of directors, and is generally four years for employees. The per-share weighted-average fair value of stock options granted during the years ended December 31, 2010, 2009 and 2008 was $2.12, $2.68 and $1.21, respectively, on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions and estimated forfeiture rates of 10%, 11% and 15% in 2010, 2009 and 2008, respectively:

Year ended	Expected	Risk	Expected	Expected
December 31,	Dividend Yield	Interest Rate	Life	Volatility
2010	—	1.93%	4.75 years	105%
2009	—	2.28%	4.75 years	113%
2008	—	1.67%	4.75 years	87%
The per-share weighted-average fair value of stock warrants granted during the year ended December 31, 2010 was $2.44 on the date of grant, using the Black-Scholes option-pricing model with weighted-average assumptions for the risk-free interest rate, expected life and expected volatility of 2.37%, 5 years and 114%, respectively, and an estimated average forfeiture rate of 7% for the year ended December 31, 2010.
The Company elected to use the Black-Scholes option pricing model to determine the weighted average fair value of options and warrants granted. Prior to the fourth quarter of 2009, the Company determined the volatility for stock options based on a weighted combination of per share reported closing prices and historical and reported data for a peer group of companies that issued options with substantially similar terms due to the Company’s limited trading history. During the fourth quarter of 2009, the Company determined the volatility for stock options based on the reported closing prices of the Company’s stock since its initial public offering in November 2006 as management had determined that this weighting was more indicative of the volatility to be in effect during the expected term of the awards. The expected life of stock options and stock warrants has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment”. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options and stock warrants. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, guidance from the FASB requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. As a result, the Company applied estimated forfeiture rates to unvested share-based compensation of 10% for stock options and restricted stock and 7% for stock warrants, respectively, for the year ended December 31, 2010 in determining the expense recorded in the accompanying consolidated statements of operations. The Company applied estimated forfeiture rates to unvested share-based compensation of 11% and 15% for stock options and restricted stock for the years ended December 31, 2009 and 2008, respectively, in determining the expense recorded in the accompanying consolidated statements of operations.

The approximate total share-based compensation expense for the periods presented is included in the following expense categories:

	Years Ended December 31,
	2010	2009	2008
Cost of revenue	$79,000	$93,000	$197,000
Sales and marketing	227,000	350,000	670,000
General and administrative	365,000	190,000	140,000

Total share-based compensation	$671,000	$633,000	$1,007,000

As of December 31, 2010, there was approximately $1,019,000 of unrecognized compensation expense related to share-based awards, including approximately $889,000 related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.94 years, approximately $126,000 related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 0.79 years and approximately $4,000 related to non-vested stock warrants that is expected to be recognized over a weighted average period of 0.33 years. See Note 6 to the consolidated financial statements for a summary of the share-based activity under the Company’s stock-based employee compensation plans for the years ended December 31, 2010, 2009 and 2008.
The Company accounts for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured. During 2010, stock warrants were granted for 64,500 shares of common stock to consultants in consideration for services performed, for which the Company recognized a charge of approximately $153,000 to general and administrative expense in the statement of operations for the year ended December 31, 2010. The Company recognized a charge of approximately $35,000 to sales and marketing expense in the statement of operations for the year ended December 31, 2008 related to a prior year grant of restricted common stock to non employees in consideration for services performed.
NOTE 9 — RELATED PARTIES
A member of the Board has been performing consulting services for the Company in relation to certain strategic initiatives. During 2010 and 2009, the Company incurred approximately $32,000 and $20,000, respectively, of consulting fees for advisory services performed by this Board member. No amount was outstanding to the member of the Board for advisory services at December 31, 2010.
NOTE 10 — INCOME TAXES
The components of the net deferred tax asset (liability) are as follows:

	December 31,
	2010	2009
Depreciation and amortization	$897,334	$689,098
Goodwill	(305,792)	(220,455)
Accruals and reserves	58,816	9,469
Net operating loss carryforwards	7,142,950	7,470,335

	7,793,308	7,948,447
Valuation allowance	(7,793,308)	(7,948,447)

	$—	$—

The Company did not provide for income taxes in any of the three years ending December 31, 2010. A reconciliation of the Company’s federal statutory tax rate to its effective rate is as follows:

	Years Ended December 31,
	2010	2009	2008
Income tax at federal statutory rate	(34.0)%	(34.0)%	(34.0)%
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	(6.3)%	(6.3)%	(6.3)%
Permanent differences	196.8%	6.0%	0.7%
Change in valuation allowance	(156.5)%	34.3%	39.6%

	0.0%	0.0%	0.0%

As of December 31, 2010, the Company has federal net operating loss carryforwards of approximately $17.4 million which begin to expire in 2022, and state net operating loss carryforwards of approximately $14.9 million, which begin to expire in 2011. A valuation allowance is established, if it is more likely than not, that all or a portion of the deferred tax asset will not be realized. At December 31, 2010, the Company maintained a full valuation allowance of approximately $7.8 million against its deferred tax assets.

The Company files income tax returns in the United States federal jurisdiction and in various states. The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examination by tax authorities for years before 2007. At December 31, 2010, there are no expected material, aggregate tax effect of differences between tax return positions and the benefits recognized in the financial statements.
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
NOTE 11 — COMMITMENTS AND CONTINGENCIES
Leases
The Company leases certain equipment under capital leases that expire through May 2012 and are collateralized by the related equipment. The Company has accounted for these leases using incremental borrowing rates ranging from 5.8% to 10.0%. The Company maintains operating leases for office space in five locations in the United States, paid in installments due the beginning of each month and that expire through July 2012. Future aggregate minimum payments under capital and operating leases as of December 31, 2010 were as follows:

	Capital	Operating
	Leases	Leases
2011	$15,327	$294,843
2012	1,211	42,973

Total future minimum lease payments	16,538	$337,816

Less: amounts representing interest	(535)

Present value of future minimum lease payments	16,003
Less: current portion	14,798

Capital lease obligation, net of current portion	$1,205

The accompanying statement of operations for the years ended December 31, 2010, 2009, and 2008 includes $373,000, $388,000 and $369,000 of rent expense, respectively.
Service Agreement
In 2007, the Company entered into a service agreement with an unrelated party for a hosting environment and dedicated server for the Company’s online energy management software. The terms of the agreement require quarterly payments amounting to approximately $8,400. The agreement expires in May 2011 with an automatic one year renewal clause.
NOTE 12 — CREDIT ARRANGEMENT
On September 30, 2009, the Company entered into a First Loan Modification Agreement (the “Modification Agreement”) with Silicon Valley Bank (SVB). The Modification Agreement extended the Loan and Security Agreement with SVB dated September 8, 2008 to March 7, 2011. Under the Modification Agreement, SVB has committed to make advances to the Company in an aggregate amount of up to $3,000,000, subject to availability against certain eligible accounts receivable and eligible retail backlog. The credit facility bears interest at a floating rate per annum based on the prime rate plus 1.25% on advances made against eligible accounts receivable and prime rate plus 2.00% on advances made against eligible retail backlog, with the prime rate being subject to a 4.00% floor. These interest rates are subject to change based on the Company’s maintenance of an adjusted quick ratio of one-to-one.
The Company has not taken advances under the facility and there were no outstanding borrowings at December 31, 2010. As of December 31, 2010, the Company was in compliance with its covenants under the facility.

NOTE 13 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended December 31, 2010. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments necessary for a fair statement of the financial information for the periods presented.

	For The Quarters Ended
	March 31,	June 30,	September 30,	December 31,
2010
Revenue	$4,408,106	$4,010,980	$4,650,992	$4,914,584
Gross profit	3,458,541	3,097,660	3,737,540	3,975,052
Operating income (loss)	(127,184)	(498,399)	144,672	373,142
Net income (loss)	(128,444)	(499,649)	147,227	381,779
Net income (loss) per common share — basic	$(0.01)	$(0.06)	$0.02	$0.04
Net income (loss) per common share — diluted	$(0.01)	$(0.06)	$0.02	$0.04
Weighted average shares outstanding — basic	9,016,711	9,061,695	9,083,807	9,107,943
Weighted average shares outstanding — diluted	9,016,711	9,061,695	9,189,776	9,198,720

2009
Revenue	$3,977,779	$3,682,476	$3,458,262	$3,499,758
Gross profit	2,887,827	2,697,580	2,564,594	2,758,317
Operating loss	(663,957)	(793,060)	(635,209)	(235,242)
Net loss	(665,074)	(795,104)	(636,702)	(236,639)
Net loss per common share — basic and diluted	$(0.08)	$(0.09)	$(0.08)	$(0.03)
Weighted average shares outstanding — basic and diluted	8,419,721	8,446,999	8,468,500	8,710,305

EXHIBIT INDEX

Exhibit		Description

2.1
Asset Purchase Agreement by and among World Energy Solutions, Inc., EnergyGateway, LLC and the Members of EnergyGateway, LLC dated May 23, 2007 (incorporated by reference to Exhibit 99.1 to our report on Form 8-K filed May 24, 2007).

3.1		Form of Amended and Restated Certificate of Incorporation of World Energy (incorporated by reference to Exhibit 3.4 to our Registration Statement of Form S-1 (File No. 333-136528)).
3.2		Certificate of Amendment to Amended and Restated Certificate of Incorporation of World Energy Solutions, Inc. (incorporated by reference to Exhibit 3.1 to our report on Form 8-K filed March 30, 2009).
3.3		Form of Amended and Restated By-laws of World Energy (incorporated by reference to Exhibit 3.5 to our Registration Statement of Form S-1(File No. 333-136528)).
3.4		Certificate of Amendment to Amended and Restated Certificate of Incorporation of World Energy (incorporated by reference to Exhibit 3.1 to our report on Form 8-K filed May 24, 2010).
4.1		Specimen Certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to our Registration Statement of Form S-1 (File No. 333-136528)).
10.1	+	2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement of Form S-1 (File No. 333-136528)).
10.2	+	2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to our Registration Statement of Form S-1 (File No. 333-136528)).
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

10.12		Escrow Agreement (incorporated by reference to Exhibit 10.12 to our Registration Statement of Form S-1 (File No. 333-136528)).
10.13	+	Offer letter agreement, dated October 1, 2003, between World Energy and Philip V. Adams (incorporated by reference to Exhibit 10.13 to our Registration Statement of Form S-1(File No. 333-136528)).
10.14	+	Offer letter agreement, dated April 5, 2006, between World Energy and James Parslow (incorporated by reference to Exhibit 10.14 to our Registration Statement of Form S-1 (File No. 333-136528)).
10.15		Lease, dated September 8, 2004, between Sovereign Bank and World Energy (incorporated by reference to Exhibit 10.15 to our Registration Statement of Form S-1(File No. 333-136528)).
10.16		Lease, dated June 21, 2006, between Roosevelt Land, LP and World Energy (incorporated by reference to Exhibit 10.16 to our Registration Statement of Form S-1 (File No. 333-136528)).
10.17		Form of Warrant being issued to Underwriters (incorporated by reference to Exhibit 10.17 to our Registration Statement of Form S-1 (File No. 333-136528)).

Exhibit		Description

10.18		Form of Registration Rights Agreement with Underwriters (incorporated by reference to Exhibit 10.18 to our Registration Statement of Form S-1 (File No. 333-136528)).
10.19		Loan and Security Agreement with Silicon Valley Bank dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed September 8, 2008).
10.20		First Loan Modification, dated September 30, 2009 to Loan and Security Agreement with Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed October 6, 2009).
10.21
Form of Securities Purchase Agreement executed with respect to $1.4 million in common stock purchases made by certain investors (incorporated by reference to Exhibit 10.21 to our report on Form 10-K filed on March 4, 2010).

21.1	*	List of Subsidiaries.
23.1	*	Consent of Marcum LLP, Independent Registered Public Accounting Firm.
23.2	*	Consent of UHY LLP, Independent Registered Public Accounting Firm.
31.1	*	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.
31.2	*	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.
32.1	*	Certification of the Chief Executive Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.
32.2	*	Certification of the Chief Financial Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.
99.1	+	Third Amendment of Consulting Agreement dated October 9, 2007 (incorporated by reference to Exhibit 99.1 to our report on Form 8-K filed October 12, 2007).
99.2	+	Second Amendment of Consulting Agreement dated July 5, 2007 (incorporated by reference to Exhibit 99.1 to our report on Form 8-K filed July 5, 2007),
99.3	+	Amended Consulting Agreement dated April 5, 2007 (incorporated by reference to Exhibit 99.1 to our report on Form 8-K filed April 9, 2007).
99.4	+	Consulting Agreement dated January 10, 2007 (incorporated by reference to Exhibit 99.1 to our report on Form 8-K filed January 11, 2007).

*	Filed herewith

+	Indicates a management contract or any compensatory plan, contract or arrangement

++	Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission