Form 10-Q
period 2011-03-31
World Energy Solutions, Inc.
filed 2011-05-05
CIK 1371781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011; or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 29, 2011, the registrant had 10,754,547 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,729,395	$3,559,288
Trade accounts receivable, net	3,358,535	3,124,328
Prepaid expenses and other current assets	305,921	229,108

Total current assets	6,393,851	6,912,724
Property and equipment, net	256,631	287,191
Convertible note receivable	650,000	433,333
Intangibles, net	3,484,246	3,723,607
Goodwill	3,178,701	3,178,701
Other assets	181,802	191,238

Total assets	$14,145,231	$14,726,794

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$449,065	$263,746
Accrued commissions	1,019,951	847,758
Accrued compensation	734,369	1,970,639
Accrued expenses	143,102	187,097
Deferred revenue and customer advances	139,673	229,539
Capital lease obligations	11,791	14,798

Total current liabilities	2,497,951	3,513,577
Capital lease obligations, net of current portion	—	1,205

Total liabilities	2,497,951	3,514,782

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—

Common stock, $0.0001 par value; 30,000,000 shares authorized; 9,266,928 shares issued and 9,220,693 shares outstanding at March 31, 2011, and 9,200,306 shares issued and 9,155,281 shares outstanding at December 31, 2010	922	916
Additional paid-in capital	33,691,183	33,502,074
Accumulated deficit	(21,830,949)	(22,081,038)
Treasury stock, at cost; 46,235 shares at March 31, 2011 and 45,025 shares at December 31, 2010	(213,876)	(209,940)

Total stockholders’ equity	11,647,280	11,212,012

Total liabilities and stockholders’ equity	$14,145,231	$14,726,794

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue:
Brokerage commissions and transaction fees	$4,670,824	$4,156,670
Management fees	247,564	251,436

Total revenue	4,918,388	4,408,106

Cost of revenue	1,000,532	949,565

Gross profit	3,917,856	3,458,541

Operating expenses:
Sales and marketing	2,456,221	2,500,722
General and administrative	1,217,739	1,085,003

Total operating expenses	3,673,960	3,585,725

Operating income (loss)	243,896	(127,184)

Interest income (expense), net	13,443	(1,260)

Income (loss) before income taxes	257,339	(128,444)

Income tax expense	7,250	—

Net income (loss)	$250,089	$(128,444)

Net income (loss) per share:

Net income (loss) per common share — basic and diluted	$0.03	$(0.01)

Weighted average shares outstanding — basic	9,199,205	9,016,711

Weighted average shares outstanding — diluted	9,224,744	9,016,711

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$250,089	$(128,444)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	314,953	391,244
Share-based compensation	141,192	144,638

Changes in operating assets and liabilities:
Trade accounts receivable	(234,207)	(809,840)
Prepaid expenses and other current assets	(76,813)	(109,767)
Accounts payable	185,319	266,878
Accrued commissions	172,193	129,866
Accrued compensation	(1,236,270)	(525,559)
Accrued expenses	(43,995)	18,738
Deferred revenue and customer advances	(89,866)	(340,690)

Net cash used in operating activities	(617,405)	(962,936)

Cash flows from investing activities:
Increase in other assets	(30,676)	—
Advance against note receivable	(216,667)	—
Purchases of property and equipment	(4,920)	(17,720)

Net cash used in investing activities	(252,263)	(17,720)

Cash flows from financing activities:
Proceeds from exercise of stock options	47,923	10,000
Proceeds from the sale of common stock, net	—	354,276
Purchase of treasury stock	(3,936)	(4,903)
Principal payments on capital lease obligations	(4,212)	(3,945)

Net cash provided by financing activities	39,775	355,428

Net decrease in cash and cash equivalents	(829,893)	(625,228)

Cash and cash equivalents, beginning of period	3,559,288	2,046,909

Cash and cash equivalents, end of period	$2,729,395	$1,421,681

Supplemental disclosure of cash flow information:

Net cash paid for interest	$(928)	$(1,243)

Net cash paid for income taxes	$(11,000)	$—

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2011
1. Nature of Business and Basis of Presentation
World Energy Solutions, Inc. (“World Energy” or the “Company”) is an energy management services company that applies a combination of people, process and technology to take the complexity out of energy management and turn it into bottom line impact for the businesses, institutions and governments the Company serves. The Company’s management believes that energy costs can be expressed in a simple equation E=P*Q-i. Energy costs are a function of commodity price times quantity used, minus any incentives realized. The Company helps customers optimize this equation by applying the Seven Levers of Energy Management™ — Planning, Sourcing, Risk Management, Efficiency, Sustainability, Incentives and Monitoring.
These Seven Levers are supported by state of the art technology developed or licensed by the Company. The Company has developed three online auction platforms, the World Energy Exchange®, the World Green Exchange® and the World DR Exchange®. On the World Energy Exchange®, retail energy consumers (commercial, industrial and government) and wholesale energy participants (utilities, electricity retailers and intermediaries) in North America (“listers”) are able to negotiate for the purchase or sale of electricity, natural gas and renewable energy resources from competing energy suppliers (“bidders”) which have agreed to participate on the Company’s auction platform. Although the Company’s primary source of revenue is from brokering electricity and natural gas, the Company adapted its World Energy Exchange® auction platform to accommodate the brokering of green power in 2003 (i.e., electricity generated by renewable resources), wholesale electricity in 2004 and certain other energy-related products in 2005. The Company also uses the exchange’s sophisticated monitoring, triggering and messaging tools to develop, support and implement comprehensive risk management strategies for its more sophisticated clients.
In 2007, the Company created the World Green Exchange® based on the World Energy Exchange® technology and business process. On the World Green Exchange®, bidders and listers negotiate for the purchase or sale of environmental commodities such as Renewable Energy Certificates, Verified Emissions Reductions, Certified Emissions Reductions and Regional Greenhouse Gas Initiative (“RGGI”) allowances.
In January 2010, the Company launched the World DR Exchange® to create an efficient, transparent and liquid marketplace to maximize incentive payments available to customers and provide a source of curtailment-ready customers for the industry’s curtailment service providers (“CSPs”). The World DR Exchange® creates the industry’s first online marketplace for demand response (“DR”), enabling customers to source DR more efficiently and effectively bringing together curtailment service providers and energy consumers in highly-structured auction events designed to yield price transparency, heighten competition, and maximize the energy consumers’ share of demand response revenues.
2. Interim Financial Statements
The December 31, 2010 condensed consolidated balance sheet has been derived from audited consolidated financial statements and the accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments consisting of normal recurring adjustments and accruals necessary for the fair presentation of the Company’s financial position as of March 31, 2011, and the results of its operations and cash flows for the three months ended March 31, 2011 and 2010, respectively. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2011. Certain prior year amounts have been reclassified to conform to the current year presentation.

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
3. Earnings (Loss) Per Share
As of March 31, 2011 and 2010, the Company only had one issued and outstanding class of stock — common stock. As a result, the basic earnings or loss per share for the three months ended March 31, 2011 and 2010 is computed by dividing net earnings or loss available to common stockholders by the weighted average number of common shares outstanding for the period.
The following table provides a reconciliation of the denominators of the Company’s reported basic and diluted earnings per share computation for the three months ended March 31, 2011:

Weighted number of common shares — basic	9,199,205
Common stock equivalents	25,539

Weighted number of common and common equivalent shares — diluted	9,224,744

The computed loss per share does not assume conversion, exercise, or contingent exercise of securities that would have an antidilutive effect on loss per share. As the Company was in a net loss position for the three month period ended March 31, 2010, all common stock equivalents in that period were antidilutive. Therefore, the weighted average of basic and diluted voting shares of common stock outstanding for the three months ended March 31, 2010 was 9,016,711.
The following represents issuable weighted average share information for the respective periods:

	For the three months ended March 31,
	2011	2010

Common stock options	24,372	131,993
Common stock warrants	883	3,825
Unvested restricted stock	284	406

Total common stock equivalents	25,539	136,224

In addition, common stock options, common stock warrants and unvested restricted stock of 547,401, 304,500 and 8,187, respectively, were excluded from the calculation of net loss per share for the three months ended March 31, 2011, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during that period.
Common stock options, common stock warrants and unvested restricted stock of 390,901, 60,000 and 28,284, respectively, were excluded from the calculation of net loss per share for the three months ended March 31, 2010, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during that period.

4. Concentration of Credit Risk and Off-Balance Sheet Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. The Company places its cash with primarily one institution, which management believes is of high credit quality. As of March 31, 2011, approximately $300,000 of the Company’s cash and cash equivalents was invested in a highly liquid, U.S. Treasury money market fund.
The Company earns commission payments from bidders based on transactions completed between listers and bidders. The Company provides credit in the form of invoiced and unbilled accounts receivable to bidders in the normal course of business. Collateral is not required for trade accounts receivable, but ongoing credit evaluations of bidders are performed. While the majority of the Company’s revenue is generated from retail energy transactions where the winning bidder pays a commission to the Company, commission payments for certain auctions can be paid by the lister, bidder or a combination of both. Management provides for an allowance for doubtful accounts on a specifically identified basis, as well as through historical experience applied to an aging of accounts, if necessary. Trade accounts receivable are written off when deemed uncollectible. To date write-offs have not been material.
The following represents revenue and trade accounts receivable from bidders exceeding 10% of the total in each category:

	Revenue for the three months		Trade Accounts Receivable as
	ended March 31,		of March 31,
Bidder	2011	2010	2011	2010

A	5%	9%	12%	18%
B	13%	12%	11%	11%
C	11%	8%	16%	14%
In addition to its direct relationship with bidders, the Company also has direct contractual relationships with listers for the online procurement of certain of their energy, demand response or environmental needs. These listers are primarily large businesses and government organizations and do not have a direct creditor relationship with the Company. For the three months ended March 31, 2011, no energy consumer represented more than 10% individually of the Company’s aggregate revenue. For the three months ended March 31, 2010, one of these listers accounted for transactions resulting in 10% of the Company’s aggregate revenue.
5. Trade Accounts Receivable, Net
The Company does not invoice bidders for the monthly commissions earned on retail electricity and demand response transactions and, therefore reports a significant portion of its receivables as “unbilled.” Unbilled accounts receivable represent management’s best estimate of energy provided by the energy suppliers to the energy consumers for a specific completed time period at contracted commission rates.
The Company generally invoices bidders for commissions earned on retail natural gas and wholesale transactions, which are reflected as billed accounts receivable. The total commission earned on these transactions is recognized upon completion of the procurement event and is generally due within 30 days of invoice date. In addition, the Company invoices the bidder, lister or combination of both for certain auctions performed for environmental commodity product transactions. These transactions are earned and invoiced either upon lister acceptance of the auction results or, in some cases, upon delivery of the credits or cash settlement of the transaction.
Trade accounts receivable, net consists of the following:

	March 31, 2011	December 31, 2010
Unbilled accounts receivable	$2,921,009	$2,852,930
Billed accounts receivable	512,465	395,004

	3,433,474	3,247,934
Allowance for doubtful accounts	(74,939)	(123,606)

Trade accounts receivable, net	$3,358,535	$3,124,328

6. Property and Equipment, Net
Property and equipment, net consists of the following:

	March 31, 2011	December 31, 2010

Leasehold improvements	$65,451	$65,451
Equipment	492,484	498,907
Furniture and fixtures	435,579	435,579

	993,514	999,937
Less: accumulated depreciation	(736,883)	(712,746)

Property and equipment, net	$256,631	$287,191

Depreciation expense for the three months ended March 31, 2011 and 2010 was approximately $35,000 and $31,000, respectively. Property and equipment purchased under capital lease obligations at March 31, 2011 and December 31, 2010 was approximately $35,000 and $46,000, respectively. Accumulated depreciation for property and equipment purchased under capital lease was approximately $24,000 and $32,000 at March 31, 2011 and December 31, 2010, respectively.
7. Common and Preferred Stock
Treasury Stock
In connection with the vesting of restricted stock granted to employees the Company withheld shares with value equivalent to employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld of 1,210 and 1,734 for the three months ended March 31, 2011 and 2010, respectively, were based on the value of the restricted stock on their vesting date as determined by the Company’s closing stock price. Total payment for employees’ tax obligations was approximately $4,000 and $5,000 for the three months ended March 31, 2011 and 2010. These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.
Common Stock Warrants
On March 1, 2011, the Company issued warrants to consultants for the purchase of 300,000 shares of the Company’s common stock at a per share price of $3.00. The warrants vest ratably on a quarterly basis over a twelve month period and have a one year life.
The following table summarizes the Company’s warrant activity for the three months ended March 31, 2011:

		Weighted Average
	Shares	Exercise Price
Warrants outstanding, December 31, 2010	64,500	$3.03
Granted	300,000	$3.00
Exercised	—	$—
Canceled/expired	—	$—

Warrants outstanding, March 31, 2011	364,500	$3.00

The weighted average remaining contractual life of warrants outstanding is 1.46 years as of March 31, 2011.
8. Share-Based Compensation
The Company recognizes the compensation from share-based awards on a straight-line basis over the requisite service period of the award. For the three months ended March 31, 2011 and 2010, share based awards consisted of grants of stock options and stock warrants, respectively. The restrictions on the restricted stock lapse over the vesting period. The vesting period of share-based awards is determined by the board of directors, and is generally four years for employees. The per-share weighted-average fair value of stock options granted during the three months ended March 31, 2011 was $2.14 on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions and an estimated forfeiture rate of 10%:

	Expected
	Dividend	Risk-Free	Expected	Expected
Three months ended March 31,	Yield	Interest Rate	Life	Volatility

2011	—	2.18%	4.75 years	104%

The per-share weighted-average fair value of stock warrants granted during the three months ended March 31, 2011 was $0.60 on the date of grant, using the Black-Scholes option-pricing model with weighted-average assumptions for the risk-free interest rate, expected life and expected volatility of 0.25%, one year and 56%, respectively, and no estimated forfeiture rate for the three months ended March 31, 2011.
The Company elected to use the Black-Scholes option pricing model to determine the weighted average fair value of options and warrants granted. The Company determined the volatility for stock options based on the reported closing prices of the Company’s stock since its initial public offering in November 2006. The expected life of stock options and stock warrants has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment”. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options and stock warrants. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, guidance from the Financial Accounting Standards Board requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. As a result, the Company applied estimated forfeiture rates to unvested share-based compensation of 10% for stock options and restricted stock for each of the three month periods ended March 31, 2011 and 2010, respectively, in determining the expense recorded in the accompanying consolidated statements of operations.
The approximate total share-based compensation expense for the periods presented is included in the following expense categories:

	For the three months ended March 31,
	2011	2010

Cost of revenue	$24,000	$18,000
Sales and marketing	64,000	60,000
General and administrative	53,000	67,000

Total share-based compensation	$141,000	$145,000

As of March 31, 2011, there was approximately $1,023,000 of unrecognized compensation expense related to share-based awards, including approximately $785,000 related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.70 years, approximately $71,000 related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 0.55 years and approximately $167,000 related to non-vested stock warrants that is expected to be recognized over a weighted average period of 0.90 years.
9. Employee Benefit Plans
Stock Options
The Company has two stock incentive plans: the 2003 Stock Incentive Plan, or the 2003 Plan, and the 2006 Stock Incentive Plan, or the 2006 Plan. There were 770,439 shares of common stock reserved for issuance under these plans at March 31, 2011. As of March 31, 2011, 114,201 shares of common stock, representing outstanding stock options, were reserved under the 2003 Plan. No further grants are allowed under the 2003 Plan. As of March 31, 2011, 656,238 shares of common stock were reserved under the 2006 Plan representing 514,780 outstanding stock options, 8,842 shares of restricted stock outstanding and 132,616 shares available for grant. A summary of stock option activity under both plans for the three months ended March 31, 2011 is as follows:

	Number of	Weighted Average
	Stock Options	Exercise Price

Outstanding at December 31, 2010	704,906	$3.96
Granted	2,200	$2.86
Cancelled	(18,562)	$2.75
Exercised	(59,563)	$0.80

Outstanding at March 31, 2011	628,981	$4.29

A summary of common stock options outstanding and common stock options exercisable as of March 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Aggregate	Number	Remaining	Aggregate
		Contractual	Intrinsic	Of Shares	Contractual	Intrinsic
Range of Exercise Prices	Options	Life	Value	Exercisable	Life	Value
$2.00 - $2.40	81,580	3.82 Years	$167,797	54,200	3.38 Years	$108,930
$2.41 - $3.15	212,050	6.50 Years	271,337	11,500	5.48 Years	11,522
$3.16 - $5.03	215,150	5.04 Years	187,791	93,260	4.22 Years	69,282
$5.04 - $13.40	120,201	3.05 Years	—	106,396	2.82 Years	—

	628,981	4.98 Years	$626,925	265,356	3.54 Years	$189,734

The aggregate intrinsic value of options exercised during the three months ended March 31, 2011 was approximately $136,000. At March 31, 2011, the weighted average exercise price of common stock options outstanding and exercisable was $4.29 and $5.96, respectively.
Restricted Stock
A summary of restricted stock activity under the 2006 Plan for the three months ended March 31, 2011 is as follows:

		Weighted Average
	Shares	Grant Price

Outstanding at December 31, 2010	13,828	$10.10
Granted	3,573	$2.45
Cancelled	(1,500)	$12.11
Vested	(7,059)	$6.71

Outstanding at March 31, 2011	8,842	$9.38

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
10. Convertible Note Receivable
In July 2010, the Company made a strategic investment in the form of a two-year convertible note with Retroficiency, Inc. (“Retroficiency”), an emerging company that develops software for identifying and qualifying business energy efficiency measures. Leveraging Retroficiency’s platform, the Company has launched a new product for the energy efficiency market, the Virtual Energy Audit™, enabling commercial property owners and managers to more efficiently identify, evaluate, execute and manage retrofit opportunities across their portfolios. The Company provided funding of $650,000 in three equal installments through January 2011. The convertible note bears interest at 9% per annum with principal and interest due at the end of the term on July 22, 2012. It includes optional and automatic conversion rights to convert into shares at $0.54 per share and is subject to adjustment in certain circumstances. The Company evaluated the value of its conversion feature and determined it to be immaterial.

11. Credit Arrangement
On March 8, 2011, the Company entered into a Second Loan Modification Agreement (the “Second Modification Agreement”) with Silicon Valley Bank (“SVB”). The Second Modification Agreement amended and extended the Loan and Security Agreement with SVB dated September 8, 2008, as amended on September 30, 2009 (the “Loan Agreement”), through March 6, 2012. Under the Second Modification Agreement, SVB has committed to make advances to the Company in an aggregate amount of up to $3,000,000, subject to availability against certain eligible accounts receivable and eligible retail backlog. The credit facility bears interest at a floating rate per annum based on the prime rate plus 1.25% on advances made against eligible accounts receivable and prime rate plus 2.00% on advances made against eligible retail backlog, with the prime rate being subject to a 4.00% floor. These interest rates are subject to change based on the Company’s maintenance of an adjusted quick ratio of one-to-one.
The Company has not taken advances under the facility and there were no outstanding borrowings at March 31, 2011. As of March 31, 2011, the Company was in compliance with its covenants under the facility.
12. Subsequent Event
On April 11, 2011 the Company issued approximately 1.5 million shares of common stock at $3.60 per share yielding net proceeds of approximately $5.3 million to several accredited institutional investors. A shelf registration statement related to these securities was declared effective on April 21, 2010 by the SEC. The Company anticipates using the new capital for strategic initiatives, including investments and acquisitions in the energy management space.

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
Overview
World Energy is an energy management services company that applies a combination of people, process and technology to take the complexity out of energy management and turn it into bottom line impact for the businesses, institutions and governments we serve. We believe that energy costs can be expressed in a simple equation E=P*Q-i. Energy costs are a function of commodity price times quantity used, minus any incentives realized. We help customers optimize this equation by applying the Seven Levers of Energy Management™ — Planning, Sourcing, Risk Management, Efficiency, Sustainability, Incentives and Monitoring.
These Seven Levers are supported by state of the art technology developed or licensed by the Company. We have developed three online auction platforms, the World Energy Exchange®, the World Green Exchange® and the World DR Exchange®. On the World Energy Exchange®, retail energy consumers (commercial, industrial and governmental) and wholesale energy participants (utilities, electricity retailers, and intermediaries) in North America (“listers”) are able to negotiate for the purchase or sale of electricity, natural gas and renewable energy resources from competing energy suppliers (“bidders”) which have agreed to participate on our auction platform. The World Energy Exchange® is supplemented with information about market rules, pricing trends, energy consumer usage and load profiles. Our energy management staff uses this platform to conduct auctions, analyze results, guide energy consumers through contracting, and track their contracts, sites, accounts and usage history. The team also uses the exchange’s sophisticated monitoring, triggering and messaging tools to develop, support and implement comprehensive risk management strategies for our more sophisticated clients.
In 2007, we created the World Green Exchange® to support companies’ sustainability goals as well as provide a marketplace for project developers to sell their environmental credits. On the World Green Exchange®, bidders and listers negotiate for the purchase or sale of environmental commodities such as Renewable Energy Certificates (“RECs”), Verified Emissions Reductions (“VERs”), Certified Emissions Reductions (“CERs”) and Regional Greenhouse Gas Initiative (“RGGI”) allowances.
In January 2010, we launched the World DR Exchange® to create an efficient, transparent and liquid marketplace to maximize incentive payments available to customers and provide a source of curtailment-ready customers for the industry’s curtailment service providers (“CSPs”). The World DR Exchange® creates the industry’s first online marketplace for demand response (“DR”), enabling customers to source DR more efficiently and effectively bringing together CSPs and energy consumers in highly-structured auction events designed to yield price transparency, heighten competition, and maximize the energy consumers’ share of demand response revenues.
In July 2010, we entered into a convertible note agreement with Retroficiency, Inc. (“Retroficiency”), an emerging company that develops software for identifying and qualifying business energy efficiency measures. Leveraging Retroficiency’s platform, we launched a new product for the energy efficiency market, the Virtual Energy Audit™, enabling commercial property owners and managers to more efficiently identify, evaluate, execute and manage retrofit opportunities across their portfolios. At March 31, 2011, our advances to Retroficiency amounted to approximately $0.7 million.
In April 2011, we issued approximately 1.5 million shares of common stock to several accredited institutional investors at $3.60 per share, yielding net proceeds of approximately $5.3 million. We anticipate using the new capital for strategic initiatives, including investments and acquisitions in the energy management space.

We have significantly grown our employee base from 20 at our initial public offering (“IPO”) in November 2006 to a high of 66 during the second quarter of 2008. This planned investment allowed us to execute against our strategic initiatives as outlined in our IPO and has resulted in revenue growth of over 200% to $18 million in 2010. We aggressively invested in all of our product lines including building out a direct sales force, expanding our channel partner network, acquiring one of our largest competitors, and building our wholesale and green teams. As we made these infrastructure investments in advance of revenue growth, our operating losses increased significantly in 2007 and 2008. These investments began to generate incremental revenue in the fourth quarter of 2007 and the scalability inherent in our business model returned to our pre-IPO levels resulting in gross margins of approximately 80% today and net income for three consecutive quarters. We have generated positive adjusted EBITDA in seven of the last nine quarters including each of the last six quarters. Over the last six quarters we have generated positive adjusted EBITDA of $3.0 million, including $2.3 million over the last four quarters and $0.7 million in our most recent quarter. Our fixed operating cost structure has remained flat over this period and we believe it will remain at these levels in the short-term. However, a portion of our total operating cost structure, including channel partner and internal commission costs, is variable in nature and will increase as revenue levels increase. We will continue to be opportunistic and invest in our current product lines as well as new product offerings both within our existing and new product lines.
Operations
Revenue
Retail Electricity Transactions
We earn a monthly commission on energy sales contracted through our online auction platform from each bidder or energy supplier based on the energy usage transacted between the bidder and lister or energy consumer. Our commissions are not based on the retail price for electricity; rather on the amount of energy consumed. Commissions are calculated based on the energy usage transacted between the energy supplier and energy consumer multiplied by our contractual commission rate. Our contractual commission rate is negotiated with the energy consumer on a procurement-by-procurement basis based on energy consumer specific circumstances, including the size of auction, the effort required to organize and run the respective auction and competitive factors, among others. Once the contractual commission is agreed to with the energy consumer, all energy suppliers participating in the auction agree to that rate. That commission rate remains fixed for the duration of the contractual term regardless of energy usage. Energy consumers provide us with a letter of authorization to request their usage history from the local utility. We then use this data to compile a usage profile for that energy consumer that will become the basis for the auction. This data may also be used to estimate revenue on a going forward basis, as noted below.
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
Demand Response Transactions
Demand response transaction fees are recognized when we have received confirmation from the CSP that the energy consumer has performed under the applicable Regional Transmission Organization (“RTO”) or Independent System Operator (“ISO”) program requirements. The energy consumer is either called to perform during an actual curtailment event or is required to demonstrate its ability to perform in a test event during the performance period. For the PJM Interconnection (“PJM”), an RTO that coordinates the movement of wholesale electricity in all or parts of 13 states and the District of Columbia, the performance period is June through September in a calendar year. Test results are submitted to the PJM by the CSPs and we receive confirmation of the energy consumer’s performance in the fourth quarter. CSPs typically pay us ratably on a quarterly basis throughout the demand response fiscal (June to May) year. As a result, a portion of the revenue we recognize is reflected as unbilled accounts receivable.
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
Income tax expense
We recorded income tax expense of approximately $7,000 for the three months ended March 31, 2011. We did not record an income tax benefit for the three months ended March 31, 2010 as we provided a full valuation allowance against our deferred tax assets due to uncertainty regarding the realization of those deferred tax assets, primarily net operating loss carryforwards, in the future. The income tax expense in 2011 reflects an alternative minimum tax liability anticipated to be incurred in calendar 2011.
Results of Operations
The following table sets forth certain items as a percent of revenue for the periods presented:

	For the Three Months
	Ended March 31,
	2011	2010
Revenue	100%	100%
Cost of revenue	20	22

Gross profit	80	78
Operating expenses:
Sales and marketing	50	57
General and administrative	25	24

Operating income (loss)	5	(3)
Interest income (expense), net	—	—
Income tax expense	—	—

Net income (loss)	5%	(3)%

Comparison of the Three Months Ended March 31, 2011 and 2010
Revenue

	For the Three Months Ended
	March 31,
	2011	2010	Increase
Revenue	$4,918,388	$4,408,106	$510,282	12%

Revenue increased 12% for the three months ended March 31, 2011 as compared to the same period in 2010 primarily due to increased auction activity in our retail product line. This increase was partially offset by a decline in our wholesale product line. The retail product line increase reflects new customer wins with a concentration in the Pennsylvania electricity market as price caps expired during the year opening up the territory to competitive supply, and further growth in our channel partner network. Our wholesale product line decreased primarily due to the timing of transactions in the first quarter of 2011 compared to the same period in 2010.
Cost of revenue

	For the Three Months Ended March 31,
	2011		2010
	$	% of Revenue	$	% of Revenue	Increase
Cost of revenue	$1,000,532	20%	$949,565	22%	$50,967	5%
Cost of revenue increased 5% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 as increases in payroll and commission costs were substantially offset by a decrease in amortization of capitalized software. Payroll costs increased due to an increase in supply desk employees during the quarter ended March 31, 2011 versus the same period last year. Commission costs increased due to the 12% increase in revenue. Cost of revenue as a percent of revenue decreased 2% due to the 12% increase in revenue.
Operating expenses

	For the Three Months Ended March 31,
	2011		2010
	$	% of Revenue	$	% of Revenue	Increase/(Decrease)
Sales and marketing	$2,456,221	50%	$2,500,722	57%	$(44,501)	(2%)
General and administrative	1,217,739	25	1,085,003	24	132,736	12

Total operating expenses	$3,673,960	75%	$3,585,725	81%	$88,235	2%
The 2% decrease in sales and marketing expense for the three months ended March 31, 2011 as compared to the same period in 2010 primarily reflects decreases in third party marketing costs and a decrease in amortization of intangible assets. These decreases were substantially offset by an increase in internal and channel partner commission costs. Marketing costs decreased due to a decrease in consulting and the timing of certain trade show and marketing programs. Internal and third party commission costs increased due to the 12% increase in revenue primarily related to our retail product line. Sales and marketing expense as a percentage of revenue decreased 7% primarily due to the increase in revenue and, to a lesser extent, the net cost decreases noted above.
The 12% increase in general and administrative expenses related to the three months ended March 31, 2011 as compared to the same period in 2010 was primarily due to increases in compensation and investor relations costs. Compensation costs increased primarily due to the reclassification and addition of certain employees in our general and administrative group. Investor relations costs increased as we continued our investor outreach during the quarter. General and administrative expenses as a percent of revenue increased 1% due to the cost increases noted above substantially offset by the 12% increase in revenue.
Interest income (expense), net
Interest income, net was approximately $13,000 for the three months ended March 31, 2011 and interest expense, net was approximately $1,000 for the three months ended March 31, 2010. The increase in interest income in the first quarter of 2011 was primarily due to interest earned on a convertible note receivable with Retroficiency.
Income tax expense (benefit)
We recorded income tax expense of approximately $7,000 for the three months ended March 31, 2011. We did not record an income tax benefit for the three months ended March 31, 2010 as we provided a full valuation allowance against our deferred tax assets due to uncertainty regarding the realization of those deferred tax assets, primarily net operating loss carryforwards, in the future. The income tax expense in 2011 reflects an alternative minimum tax liability anticipated to be incurred in calendar 2011.

Net income (loss)
We reported net income for the three months ended March 31, 2011 of approximately $0.3 million as compared to a net loss of approximately $0.1 million for the three months ended March 31, 2010. The increase in net income is primarily due to the 12% increase in revenue partially offset by increases in third party and internal commissions.
Liquidity and Capital Resources
At March 31, 2011, we had no commitments for material capital expenditures. We have identified and executed against a number of strategic initiatives that we believe are key components of our future growth, including: expanding our community of listers, bidders and channel partners on our exchanges; strengthening and extending our long-term relationships with government agencies; entering into other energy-related markets including wholesale transactions with utilities, the environmental commodities markets and demand response market; making strategic acquisitions; and growing our direct and inside sales force. As of March 31, 2011, our workforce numbered 57 reflecting a net decrease of three from the 60 we employed at December 31, 2010. At March 31, 2011, we had 23 professionals in our sales and marketing and account management groups, 22 in our supply desk group and 12 in our general and administrative group. While we will continue to adjust our workforce as the need and/or opportunity arises, we believe that our fixed operating costs will remain at current levels in the short-term.
Comparison of March 31, 2011 to December 31, 2010

	March 31,	December 31,
	2011	2010	Increase/(Decrease)
Cash and cash equivalents	$2,729,395	$3,559,288	$(829,893)	(23)%
Trade accounts receivable	3,358,535	3,124,328	234,207	7
Days sales outstanding	61	58	3	5
Working capital	3,895,900	3,399,147	496,753	15
Stockholders’ equity	11,647,280	11,212,012	435,268	4
Cash and cash equivalents decreased 23% primarily due to a $1.2 million decrease in accrued compensation from the timing of year end bonus and commission payments and, to a lesser extent, an increase in trade accounts receivable and the final advance to Retroficiency in the form of a convertible note receivable. These decreases were partially offset by positive adjusted EBITDA of $0.7 million. Trade accounts receivable increased 7% primarily due to days sales outstanding increasing 5%. Days sales outstanding (representing accounts receivable outstanding at March 31, 2011 divided by the average sales per day during the current quarter) increased 5% due to the timing of revenue recognized within the first quarter of 2011 as compared to the fourth quarter of 2010. Revenue from bidders representing 10% or more of our revenue increased to 24% from two bidders during the three months ended March 31, 2011, from 12% from one bidder during the same period in 2010.
Working capital (consisting of current assets less current liabilities) increased 15%, primarily due to the $1.2 million decrease in accrued compensation, substantially offset by the $0.8 million decrease in cash and cash equivalents. Stockholders’ equity increased 4% for the three months ended March 31, 2011 due to the Company’s net income of $0.3 million and share-based compensation of $0.1 million.
Cash used in operating activities for the three months ended March 31, 2011 was a negative $0.6 million as compared to a negative $1.0 million in 2010. This improvement was primarily due to positive adjusted EBITDA of $0.7 million in the first quarter of 2011 versus $0.4 million in the first quarter of 2010. Cash used in investing and financing activities for the three months ended March 31, 2011 was $0.2 million primarily due to the final $0.2 million advance to Retroficiency. Cash provided by investing and financing activities for the three months ended March 31, 2010 was $0.3 million, primarily due to $0.4 million in net proceeds from the sale of common stock.
Adjusted EBITDA, representing net income or loss before interest, income taxes, depreciation, amortization, and share-based compensation charges for the three months ended March 31, 2011 was a positive $0.7 million as compared to a positive $0.4 million for the same period in the prior year. This increase was primarily due to net income of $0.3 million in first quarter of 2011 versus a net loss of $0.1 million in the first quarter of 2010. We have generated positive adjusted EBITDA for six straight quarters totaling $3.0 million, including $2.3 million over the last four quarters. Please refer to the section below entitled “Use of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

In this Quarterly Report on Form 10-Q, we provide certain “non-GAAP financial measures”. A non-GAAP financial measure refers to a numerical financial measure that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable financial measure calculated and presented in accordance with GAAP in our financial statements. In this Quarterly Report on Form 10-Q, we provide adjusted EBITDA as additional information relating to our operating results. This non-GAAP measure excludes expenses related to share-based compensation, depreciation related to our fixed assets, amortization expense related to acquisition-related assets and capitalized software, interest expense on capital leases, interest income on invested funds and notes receivable and income taxes. Management uses this non-GAAP measure for internal reporting and bank reporting purposes. We have provided this non-GAAP financial measure in addition to GAAP financial results because we believe that this non-GAAP financial measure provides useful information to certain investors and financial analysts in assessing our operating performance due to the following factors:
•
We believe that the presentation of a non-GAAP measure that adjusts for the impact of share-based compensation expenses, depreciation of fixed assets, amortization expense related to acquisition-related assets and capitalized software, interest expense on capital leases, interest income on invested funds and notes receivable and income taxes provides investors and financial analysts with a consistent basis for comparison across accounting periods and, therefore, is useful to investors and financial analysts in helping them to better understand our operating results and underlying operational trends;

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

•
We do not regularly enter into capital leases. Our capital leases relate primarily to computer and office equipment. Interest expense is fixed at the time of purchase and recorded over the life of the lease and generally cannot be changed or influenced by management after the purchase;

•
We do not regularly earn interest on our cash accounts and notes receivable. Our cash is invested in U.S. Treasury funds and has not yielded material returns to date and these returns generally cannot be changed or influenced by management; and

•
We do not regularly pay federal or state income taxes due to our net operating loss carryforwards. Our income tax expense reflects the anticipated alternative minimum tax liability based on statutory rates that generally cannot be changed or influenced by management.

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

	Three Months Ended March 31,
	2011	2010
GAAP net income (loss)	$250,089	$(128,444)
Add: Interest (income) expense, net	(13,443)	1,260
Add: Share-based compensation	141,192	144,638
Add: Amortization	279,473	360,524
Add: Depreciation	35,480	30,720
Add: Income taxes	7,250	—

Non-GAAP adjusted EBITDA	$700,041	$408,698

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
The most judgmental estimates affecting our consolidated financial statements are those relating to revenue recognition and the estimate of actual energy delivered from the bidder to the lister of such energy; software development costs; share-based compensation; the valuation of intangible assets and goodwill; impairment of long-lived assets; and estimates of future taxable income as it relates to the realization of our net deferred tax assets. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates our future results of operations may be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Refer to Note 2 of our consolidated financial statements within our Annual Report on Form 10-K as filed on February 17, 2011 for a description of our accounting policies.
Revenue Recognition
Retail Electricity Transactions
We earn a monthly commission on energy sales contracted through our online auction platform from each bidder or energy supplier based on the energy usage transacted between the bidder or energy supplier and lister or energy consumer. Our commissions are not based on the retail price for electricity; rather on the amount of energy consumed. Commissions are calculated based on the energy usage transacted between the energy supplier and energy consumer multiplied by our contractual commission rate. Revenue from commissions is recognized as earned on a monthly basis over the life of each contract as energy is consumed, provided there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, has been successfully demonstrated.
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

Revenue Estimation
Our estimates in relation to revenue recognition affect revenue and sales and marketing expense as reflected on our statements of operations, and trade accounts receivable and accrued commission accounts as reflected on our balance sheets. For any quarterly reporting period, we may not have actual usage data for certain energy suppliers and will need to estimate revenue. We initially record revenue based on the energy consumers’ historical usage profile. At the end of each reporting period, we adjust this historical profile to reflect actual usage for the period and estimate usage where actual usage is not available. For the three months ended March 31, 2011, we estimated usage for approximately 35% of our revenue resulting in a negative 0.2%, or approximately $9,000, adjustment to decrease revenue. This decrease in revenue resulted in an approximate $2,000 decrease in sales and marketing expense related to third party commission expense associated with those revenues. Corresponding adjustments were made to trade accounts receivable and accrued commissions, respectively. A 1% difference between this estimate and actual usage would have an approximate $17,000 effect on our revenue for the three months ended March 31, 2011.
Allowance for Doubtful Accounts
We provide for an allowance for doubtful accounts on a specifically identified basis, as well as through historical experience applied to an aging of accounts, if necessary. Trade accounts receivable are written off when deemed uncollectible. To date write-offs have not been material.
Capitalized Software
Certain acquired software and significant enhancements to our software are capitalized in accordance with guidance from the Financial Accounting Standards Board (“FASB”). No internally developed software costs were capitalized during the three months ended March 31, 2011 and 2010, respectively. We amortize internally developed and purchased software over the estimated useful life of the software (generally three years). During the three months ended March 31, 2011 and 2010, approximately $39,000 and $79,000 were amortized to cost of revenues, respectively. Accumulated amortization was approximately $1,129,000 and $1,090,000 at March 31, 2011 and 2010, respectively. At March 31, 2011 and December 31, 2010, capitalized software costs, net was approximately $92,000 and $131,000, respectively.
Our estimates for capitalization of software development costs affect cost of revenue and other assets as reflected on our consolidated statements of operations and on our consolidated balance sheets. During the three months ended March 31, 2011, amortization expense was approximately 3.9% of cost of revenue. To the extent the carrying amount of the capitalized software costs may not be fully recoverable or that the useful lives of those assets are no longer appropriate, we may need to record an impairment (non-cash) charge and write-off a portion or all of the capitalized software balance on the balance sheet.
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
We perform an annual impairment review during the fourth fiscal quarter of each year, or earlier, if indicators of potential impairment exist. The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit whereby the carrying amount of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill will be recorded as an impairment loss. We performed our annual impairment analysis in December 2010 and determined that no impairment of our goodwill existed.

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
Impairment of Long-Lived and Intangible Assets
In accordance with guidance from the FASB, we periodically review long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable or that the useful lives of those assets are no longer appropriate. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. No impairment of our long-lived assets was recorded as no change in circumstances indicated that the carrying value of the assets was not recoverable during 2011.
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
Our estimates in relation to income taxes affect income tax benefit and deferred tax assets as reflected on our statements of operations and balance sheets, respectively. The deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized in the near term. As of March 31, 2011, we had net deferred tax assets of approximately $7.7 million against which a full valuation allowance has been established. To the extent we determine that it is more likely than not that we will recover all of our deferred tax assets, it could result in an approximate $7.7 million non-cash tax benefit.
Share-Based Compensation
In accordance with guidance from the FASB, we recognize the compensation cost of share-based awards on a straight-line basis over the requisite service period of the award. For the three months ended March 31, 2011, share based awards consisted of stock options and stock warrants. The vesting period of share-based awards is determined by the board of directors, and is generally four years for employees.
The per-share weighted-average fair value of stock options granted during the three months ended March 31, 2011 was $2.14, on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions and estimated forfeiture rates of 10%:

	Expected
	Dividend	Risk-Free	Expected	Expected
Three-months ended March 31,	Yield	Interest Rate	Option Life	Volatility

2011	—	2.18%	4.75 years	104%

The per-share weighted-average fair value of stock warrants granted during the three months ended March 31, 2011 was $0.60 on the date of grant, using the Black-Scholes option-pricing model with weighted-average assumptions for the risk-free interest rate, expected life and expected volatility of 0.25%, one year and 56%, respectively, and no estimated forfeiture rate for the three months ended March 31, 2011.

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
Impact of Inflation and Changing Prices
Historically, our business has not been materially impacted by inflation. We provide our service at the inception of the service contract between a bidder and lister. Our fee is set as a fixed dollar amount per unit of measure and fluctuates with changes in energy demand over the contract period.
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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2011, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and procedures also were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
No material changes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
In connection with the vesting of restricted stock granted to employees, we withheld shares with value equivalent to employees’ minimum statutory obligations for the applicable income and other employment taxes. A summary of the shares withheld to satisfy employee tax withholding obligations for the three months ended March 31, 2011 is as follows:

			Total Number of	Maximum
	Total		Shares Purchased	Number of Shares
	Number of	Average	As Part of Publicly	That May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under
Period	Purchased	Per Share	Or Programs	The Plan
1/01/11 – 1/31/11	89	$2.84	—	—
2/01/11 – 2/28/11	78	$3.04	—	—
3/01/11 – 3/31/11	1,043	$3.30	—	—

Total	1,210	$3.25	—	—

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Removed and Reserved

Item 5.	Other Information
None.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Energy Solutions, Inc.
Dated: May 5, 2011	By:	/s/ Richard Domaleski
Richard Domaleski
Chief Executive Officer

Dated: May 5, 2011	By:	/s/ James Parslow
James Parslow
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of the Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002