Form 10-Q
period 2011-06-30
World Energy Solutions, Inc.
filed 2011-08-04
CIK 1371781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011;
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
508-459-8100
(Registrant’s telephone number)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 29, 2011, the registrant had 10,765,776 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$9,216,653	$3,559,288
Trade accounts receivable, net	3,036,964	3,124,328
Prepaid expenses and other current assets	339,052	229,108

Total current assets	12,592,669	6,912,724
Property and equipment, net	228,130	287,191
Convertible note receivable	650,000	433,333
Intangibles, net	3,244,884	3,723,607
Goodwill	3,178,701	3,178,701
Other assets	184,965	191,238

Total assets	$20,079,349	$14,726,794

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$293,647	$263,746
Accrued commissions	886,193	847,758
Accrued compensation	1,189,387	1,970,639
Accrued expenses	190,826	187,097
Deferred revenue and customer advances	160,314	229,539
Capital lease obligations	8,313	14,798

Total current liabilities	2,728,680	3,513,577
Capital lease obligations, net of current portion	—	1,205

Total liabilities	2,728,680	3,514,782

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 30,000,000 shares authorized; 10,807,431 shares issued and 10,760,028 shares outstanding at June 30, 2011, and 9,200,306 shares issued and 9,155,281 shares outstanding at December 31, 2010	1,076	916
Additional paid-in capital	39,208,058	33,502,074
Accumulated deficit	(21,639,638)	(22,081,038)
Treasury stock, at cost; 47,403 shares at June 30, 2011 and 45,025 shares at December 31, 2010	(218,827)	(209,940)

Total stockholders’ equity	17,350,669	11,212,012

Total liabilities and stockholders’ equity	$20,079,349	$14,726,794

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Brokerage commissions and transaction fees	$4,388,968	$3,764,041	$9,059,792	$7,920,711
Management fees	247,714	246,939	495,278	498,375

Total revenue	4,636,682	4,010,980	9,555,070	8,419,086

Cost of revenue	935,981	913,320	1,936,513	1,862,885

Gross profit	3,700,701	3,097,660	7,618,557	6,556,201

Operating expenses:
Sales and marketing	2,416,829	2,405,114	4,873,050	4,905,836
General and administrative	1,099,331	1,190,945	2,317,070	2,275,948

Total operating expenses	3,516,160	3,596,059	7,190,120	7,181,784

Operating income (loss)	184,541	(498,399)	428,437	(625,583)

Interest income (expense), net	14,020	(1,250)	27,463	(2,510)

Income (loss) before income taxes	198,561	(499,649)	455,900	(628,093)

Income tax expense	7,250	—	14,500	—

Net income (loss)	$191,311	$(499,649)	$441,400	$(628,093)

Net income (loss) per share:

Net income (loss) per common share — basic and diluted	$0.02	$(0.06)	$0.04	$(0.07)

Weighted average shares outstanding — basic	10,584,465	9,061,695	9,895,661	9,039,327

Weighted average shares outstanding — diluted	10,650,397	9,061,695	9,939,444	9,039,327

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$441,400	$(628,093)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	622,085	772,201
Share-based compensation	317,508	355,309
Interest on note receivable	(28,956)	—

Changes in operating assets and liabilities:
Trade accounts receivable	87,364	(471,424)
Prepaid expenses and other current assets	(109,944)	(73,136)
Accounts payable	29,901	(8,363)
Accrued commissions	38,435	124,553
Accrued compensation	(781,252)	(182,431)
Accrued expenses	3,729	72,334
Deferred revenue and customer advances	(69,225)	(634,706)

Net cash provided by (used in) operating activities	551,045	(673,756)

Cash flows from investing activities:
Increase in other assets	(41,109)	—
Advance against note receivable	(216,667)	—
Purchases of property and equipment	(7,963)	(19,480)

Net cash used in investing activities	(265,739)	(19,480)

Cash flows from financing activities:
Proceeds from exercise of stock options	84,657	26,632
Proceeds from exercise of stock warrants	—	1,234
Proceeds from the sale of common stock, net	5,303,979	354,276
Purchase of treasury stock	(8,887)	(9,788)
Principal payments on capital lease obligations	(7,690)	(7,956)

Net cash provided by financing activities	5,372,059	364,398

Net increase (decrease) in cash and cash equivalents	5,657,365	(328,838)

Cash and cash equivalents, beginning of period	3,559,288	2,046,909

Cash and cash equivalents, end of period	$9,216,653	$1,718,071

Supplemental disclosure of cash flow information:
Net cash paid for interest	$(1,605)	$(2,493)

Net cash paid for income taxes	$(14,000)	$—

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2011
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
These Seven Levers are supported by state of the art technology developed or licensed by the Company. The Company has developed three online auction platforms, the World Energy Exchange®, the World Green Exchange® and the World DR Exchange®. On the World Energy Exchange®, retail energy consumers (commercial, industrial and government) and wholesale energy participants (utilities, electricity retailers and intermediaries) in North America (“listers”) are able to negotiate for the purchase or sale of electricity, natural gas and renewable energy resources from competing energy suppliers (“bidders”) who have agreed to participate on the Company’s auction platform. Although the Company’s primary source of revenue is from brokering electricity and natural gas, the Company adapted its World Energy Exchange® auction platform to accommodate the brokering of green power in 2003 (i.e., electricity generated by renewable resources), wholesale electricity in 2004 and certain other energy-related products in 2005. The Company also uses the exchange’s sophisticated monitoring, triggering and messaging tools to develop, support and implement comprehensive risk management strategies for its more sophisticated clients.
In 2007, the Company created the World Green Exchange® to support companies’ sustainability goals as well as provide a marketplace for project developers to sell their environmental credits. On the World Green Exchange®, bidders and listers negotiate for the purchase or sale of environmental commodities such as Renewable Energy Certificates, Verified Emissions Reductions, Certified Emissions Reductions and Regional Greenhouse Gas Initiative (“RGGI”) allowances.
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
In July 2010, the Company entered into a convertible note agreement with Retroficiency, Inc. (“Retroficiency”), an emerging company that develops software for identifying and qualifying business energy efficiency measures. Leveraging Retroficiency’s platform, the Company launched a new product for the energy efficiency market, the Virtual Energy Audit™, enabling commercial property owners and managers to more efficiently identify, evaluate, execute and manage retrofit opportunities across their portfolios.
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
In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments consisting of normal recurring adjustments and accruals necessary for the fair presentation of the Company’s financial position as of June 30, 2011, and the results of its operations and cash flows for the three and six months ended June 30, 2011 and 2010, respectively. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2011. Certain prior year amounts have been reclassified to conform to the current year presentation.

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
3. Earnings (Loss) Per Share
As of June 30, 2011 and 2010, the Company only had one issued and outstanding class of stock — common stock. As a result, the basic earnings or loss per share for the three and six months ended June 30, 2011 and 2010 is computed by dividing net earnings or loss available to common stockholders by the weighted average number of common shares outstanding for the period.
The following table provides a reconciliation of the denominators of the Company’s reported basic and diluted earnings per share computation for the three and six months ended June 30, 2011:

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
Weighted number of common shares — basic	10,584,465	9,895,661
Common stock equivalents	65,932	43,783

Weighted number of common and common equivalent shares — diluted	10,650,397	9,939,444

The computed loss per share does not assume conversion, exercise, or contingent exercise of securities that would have an antidilutive effect on loss per share. As the Company was in a net loss position for the three and six month periods ended June 30, 2010, all common stock equivalents in those periods were antidilutive.
The following represents issuable weighted average share information for the respective periods:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Common stock options	36,203	121,696	31,701	127,026
Common stock warrants	29,309	3,767	11,712	3,797
Unvested restricted stock	420	408	370	408

Total common stock equivalents	65,932	125,871	43,783	131,231

In addition, common stock options and unvested restricted stock of 493,826 and 3,847, respectively, were excluded from the calculation of net earnings per share for the three months ended June 30, 2011, and common stock options, common stock warrants and unvested restricted stock of 541,351, 300,000 and 3,847, respectively, were excluded from the calculation of net earnings per share for the six months ended June 30, 2011, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during that period.
Common stock options, common stock warrants and unvested restricted stock of 390,351, 64,500 and 23,488, respectively, were excluded from the calculation of net loss per share for the three and six months ended June 30, 2010, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during that period.

4. Concentration of Credit Risk and Off-Balance Sheet Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. The Company places its cash with primarily one institution, which management believes is of high credit quality. As of June 30, 2011, approximately $7,150,000 of the Company’s cash and cash equivalents was invested in a highly liquid, U.S. Treasury money market fund.
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
The following represents revenue and trade accounts receivable from bidders exceeding 10% of the total in each category:

	Revenue for the three		Revenue for the six		Trade Accounts Receivable as
	months ended June 30,		months ended June 30,		of June 30,
Bidder	2011	2010	2011	2010	2011	2010
A	5%	9%	5%	9%	12%	20%
B	11%	12%	12%	12%	10%	10%
C	14%	12%	13%	10%	18%	14%
In addition to its direct relationship with bidders, the Company also has direct contractual relationships with listers for the online procurement of certain of their energy, demand response or environmental needs. These listers are primarily large businesses and government organizations and do not have a direct creditor relationship with the Company. For the three and six months ended June 30, 2011 and 2010, no energy consumer represented more than 10% individually of the Company’s aggregate revenue.
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

	June 30, 2011	December 31, 2010
Unbilled accounts receivable	$2,786,482	$2,852,930
Billed accounts receivable	321,804	395,004

	3,108,286	3,247,934
Allowance for doubtful accounts	(71,322)	(123,606)

Trade accounts receivable, net	$3,036,964	$3,124,328

6. Property and Equipment, Net
Property and equipment, net consists of the following:

	June 30, 2011	December 31, 2010
Leasehold improvements	$65,451	$65,451
Equipment	495,527	498,907
Furniture and fixtures	435,579	435,579

	996,557	999,937
Less: accumulated depreciation	(768,427)	(712,746)

Property and equipment, net	$228,130	$287,191

Depreciation expense for the three months ended June 30, 2011 and 2010 was approximately $32,000 and $41,000, respectively, and depreciation expense for the six months ended June 30, 2011 and 2010 was approximately $67,000 and $72,000, respectively. Property and equipment purchased under capital lease obligations at June 30, 2011 and December 31, 2010 was approximately $35,000 and $46,000, respectively. Accumulated depreciation for property and equipment purchased under capital lease was approximately $27,000 and $32,000 at June 30, 2011 and December 31, 2010, respectively.
7. Common and Preferred Stock
Common Stock
On April 11, 2011 the Company issued approximately 1.5 million shares of common stock at $3.60 per share yielding proceeds of approximately $5.3 million, net of $0.2 million of expenses, to several accredited institutional investors. A shelf registration statement related to these securities was declared effective on April 21, 2010 by the SEC. The Company anticipates using the new capital for strategic initiatives, including investments and acquisitions in the energy management space.
Treasury Stock
In connection with the vesting of restricted stock granted to employees the Company withheld shares with value equivalent to employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld of 2,378 and 3,309 for the six months ended June 30, 2011 and 2010, respectively, were based on the value of the restricted stock on their vesting date as determined by the Company’s closing stock price. Total payment for employees’ tax obligations was approximately $9,000 and $10,000 for the six months ended June 30, 2011 and 2010. These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.
Common Stock Warrants
On March 1, 2011, the Company issued warrants to consultants for the purchase of 300,000 shares of the Company’s common stock at a per share price of $3.00. The warrants vest ratably on a quarterly basis over a twelve month period and have a one year life.
The following table summarizes the Company’s warrant activity for the six months ended June 30, 2011:

		Weighted Average
	Shares	Exercise Price
Warrants outstanding, December 31, 2010	64,500	$3.03
Granted	300,000	$3.00
Exercised	—	$—
Canceled/expired	—	$—

Warrants outstanding, June 30, 2011	364,500	$3.00

The weighted average remaining contractual life of warrants outstanding is 1.21 years as of June 30, 2011.
8. Share-Based Compensation
For the six months ended June 30, 2011 and 2010, share-based awards consisted of grants of stock options and stock warrants, respectively. The Company recognizes the compensation from share-based awards on a straight-line basis over the requisite service period of the award. The vesting period of share-based awards is determined by the board of directors, and is generally four years for employees. The restrictions on the restricted stock lapse over the vesting period, which is typically four years. The per-share weighted-average fair value of stock options granted during the six months ended June 30, 2011 was $2.78 on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions and an estimated forfeiture rate of 10%:

	Expected
	Dividend	Risk-Free	Expected	Expected
Six months ended June 30,	Yield	Interest Rate	Life	Volatility
2011	—	1.97%	4.75 years	103%
The per-share weighted-average fair value of stock warrants granted during the six months ended June 30, 2011 was $1.01 on the date of grant, using the Black-Scholes option-pricing model with weighted-average assumptions for the risk-free interest rate, expected life and expected volatility of 0.22%, one year and 58%, respectively, and no estimated forfeiture rate for the six months ended June 30, 2011.
The Company elected to use the Black-Scholes option pricing model to determine the weighted average fair value of options and warrants granted. The Company determined the volatility for stock options based on the reported closing prices of the Company’s stock since its initial public offering in November 2006. The expected life of stock options and stock warrants has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment”. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options and stock warrants. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, guidance from the Financial Accounting Standards Board requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. As a result, the Company applied estimated forfeiture rates to unvested share-based compensation of 10% for stock options and restricted stock for each of the six month periods ended June 30, 2011 and 2010, respectively, in determining the expense recorded in the accompanying consolidated statements of operations.
The approximate total share-based compensation expense for the periods presented is included in the following expense categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenue	$20,000	$19,000	$43,000	$36,000
Sales and marketing	108,000	58,000	174,000	119,000
General and administrative	48,000	125,000	101,000	183,000

Total share-based compensation	$176,000	$202,000	$318,000	$338,000

As of June 30, 2011, there was approximately $1,034,000 of unrecognized compensation expense related to share-based awards, including approximately $714,000 related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.64 years, approximately $35,000 related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 0.63 years and approximately $285,000 related to non-vested stock warrants that is expected to be recognized over a weighted average period of 0.67 years.

9. Employee Benefit Plans
Stock Options
The Company has two stock incentive plans: the 2003 Stock Incentive Plan, or the 2003 Plan, and the 2006 Stock Incentive Plan, or the 2006 Plan. There were 749,937 shares of common stock reserved for issuance under these plans at June 30, 2011. As of June 30, 2011, 103,201 shares of common stock, representing outstanding stock options, were reserved under the 2003 Plan. No further grants are allowed under the 2003 Plan. As of June 30, 2011, 646,736 shares of common stock were reserved under the 2006 Plan representing 505,405 outstanding stock options, 4,623 shares of restricted stock outstanding and 136,708 shares available for grant. A summary of stock option activity under both plans for the six months ended June 30, 2011 is as follows:

	Number of	Weighted Average
	Stock Options	Exercise Price
Outstanding at December 31, 2010	704,906	$3.96
Granted	4,200	$3.78
Cancelled	(25,687)	$3.37
Exercised	(74,813)	$1.13

Outstanding at June 30, 2011	608,606	$4.33

A summary of common stock options outstanding and common stock options exercisable as of June 30, 2011 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Aggregate	Number	Remaining	Aggregate
		Contractual	Intrinsic	Of Shares	Contractual	Intrinsic
Range of Exercise Prices	Options	Life	Value	Exercisable	Life	Value
$2.00 — $2.40	67,005	4.00 Years	$144,211	44,282	3.77 Years	$94,220
$2.41 — $3.15	210,800	6.26 Years	280,414	13,125	5.22 Years	13,781
$3.16 — $5.03	214,850	4.80 Years	196,247	102,951	4.11 Years	83,829
$5.04 — $13.40	115,951	2.73 Years	—	109,701	2.60 Years	—

	608,606	4.82 Years	$620,872	270,059	3.50 Years	$191,830

The aggregate intrinsic value of options exercised during the six months ended June 30, 2011 was approximately $176,000. At June 30, 2011, the weighted average exercise price of common stock options outstanding and exercisable was $4.33 and $6.02, respectively.
Restricted Stock
A summary of restricted stock activity under the 2006 Plan for the six months ended June 30, 2011 is as follows:

		Weighted Average
	Shares	Grant Price
Outstanding at December 31, 2010	13,828	$10.10
Granted	5,356	$3.27
Cancelled	(2,250)	$10.76
Vested	(12,311)	$7.68

Outstanding at June 30, 2011	4,623	$8.32

401(k) Plan
The Company’s 401(k) savings plan covers the majority of the Company’s employees. Employees of the Company may participate in the 401(k) Plan after reaching the age of 21. The Company may make discretionary matching contributions as determined from time to time. Employee contributions vest immediately, while Company matching contributions begin to vest after one year of service and continue to vest at 20% per year over the next five years. To date, the Company has not made any discretionary contributions to the 401(k) Plan.

10. Convertible Note Receivable
In July 2010, the Company made a $650,000 strategic investment in the form of a two-year convertible note with Retroficiency. The convertible note bears interest at 9% per annum with principal and interest due at the end of the term on July 22, 2012. It includes optional and automatic conversion rights to convert into shares at $0.54 per share and is subject to adjustment in certain circumstances. The Company evaluated the value of its conversion feature and determined it to be immaterial.
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
The Company has not taken advances under the facility and there were no outstanding borrowings at June 30, 2011. As of June 30, 2011, the Company was in compliance with its covenants under the facility.

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
These Seven Levers are supported by state of the art technology developed or licensed by the Company. We have developed three online auction platforms, the World Energy Exchange®, the World Green Exchange® and the World DR Exchange®. On the World Energy Exchange®, retail energy consumers (commercial, industrial and governmental) and wholesale energy participants (utilities, electricity retailers, and intermediaries) in North America (“listers”) are able to negotiate for the purchase or sale of electricity, natural gas and renewable energy resources from competing energy suppliers (“bidders”) who have agreed to participate on our auction platform. The World Energy Exchange® is supplemented with information about market rules, pricing trends, energy consumer usage and load profiles. Our energy management staff uses this platform to conduct auctions, analyze results, guide energy consumers through contracting, and track their contracts, sites, accounts and usage history. The team also uses the exchange’s sophisticated monitoring, triggering and messaging tools to develop, support and implement comprehensive risk management strategies for our more sophisticated clients.
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

We have significantly grown our employee base from 20 at our initial public offering (“IPO”) in November 2006 to a high of 66 during the second quarter of 2008. This planned investment allowed us to execute against our strategic initiatives and has resulted in revenue growth of over 200% to $18 million in 2010. We aggressively invested in all of our product lines including building out a direct sales force, expanding our channel partner network, acquiring one of our largest competitors, and building our wholesale and green teams. As we made these infrastructure investments in advance of revenue growth, our operating losses increased significantly in 2007 and 2008. These investments began to generate incremental revenue in the fourth quarter of 2007 and the scalability inherent in our business model returned to our pre-IPO levels resulting in gross margins of approximately 80% today and net income for four consecutive quarters. We have generated positive adjusted EBITDA in eight of the last ten quarters including each of the last seven quarters. Over the last seven quarters we have generated positive adjusted EBITDA of $3.7 million, including $2.9 million over the last four quarters and $0.7 million in our most recent quarter. Our fixed operating cost structure has remained flat over this period and we believe it will remain at these levels in the short-term. However, a portion of our total operating cost structure, including channel partner and internal commission costs, is variable in nature and will increase as revenue levels increase. We will continue to be opportunistic and invest in our current product lines as well as new product offerings both within our existing and new product lines.
Operations
Revenue
Retail Electricity Transactions
We earn a monthly commission on energy sales contracted through our online auction platform from each bidder or energy supplier based on the energy usage transacted between the bidder and lister or energy consumer. Our commissions are not based on the retail price for electricity; rather on the amount of energy consumed. Commissions are calculated based on the volume of energy usage transacted between the energy supplier and energy consumer multiplied by our contractual commission rate. Our contractual commission rate is negotiated with the energy consumer on a procurement-by-procurement basis based on energy consumer specific circumstances, including the size of auction, the effort required to organize and run the respective auction and competitive factors, among others. Once the contractual commission is agreed to with the energy consumer, all energy suppliers participating in the auction agree to that rate. That commission rate remains fixed for the duration of the contractual term regardless of energy usage. Energy consumers provide us with a letter of authorization to request their usage history from the local utility. We then use this data to compile a usage profile for that energy consumer that will become the basis for the auction. This data may also be used to estimate revenue on a going forward basis, as noted below.
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
Income tax expense
We recorded income tax expense of approximately $15,000 for the six months ended June 30, 2011. We did not record an income tax benefit for the six months ended June 30, 2010 as we provided a full valuation allowance against our deferred tax assets due to uncertainty regarding the realization of those deferred tax assets, primarily net operating loss carryforwards, in the future. The income tax expense in 2011 reflects an alternative minimum tax liability anticipated to be incurred in calendar 2011.
Results of Operations
The following table sets forth certain items as a percent of revenue for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue	100%	100%	100%	100%
Cost of revenue	20	23	20	22

Gross profit	80	77	80	78
Operating expenses:
Sales and marketing	52	60	51	58
General and administrative	24	29	24	27

Operating income (loss)	4	(12)	5	(7)
Interest expense, net	—	—	—	—
Income tax expense	—	—	—	—

Net loss	4%	(12)%	5%	(7)%

Comparison of the Three Months Ended June 30, 2011 and 2010
Revenue

	For the Three Months Ended
	June 30,
	2011	2010	Increase
Revenue	$4,636,682	$4,010,980	$625,702	16%

Revenue increased 16% for the three months ended June 30, 2011 as compared to the same period in 2010 primarily due to increased auction activity in our retail and wholesale product lines. This increase was partially offset by a decline in our environmental commodities product line. The retail product line increase reflects new customer wins with a concentration in the Pennsylvania electricity market and further growth in our channel partner network. Our wholesale product line increased primarily due to the timing of transactions in the second quarter of 2011 compared to the same period in 2010.
Cost of revenue

	For the Three Months Ended June 30,
	2011		2010
	$	% of Revenue	$	% of Revenue	Increase
Cost of revenue	$935,981	20%	$913,320	23%	$22,661	2%
Cost of revenue increased 2% for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 as increases in payroll and commission costs were substantially offset by a decrease in amortization of capitalized software. Payroll costs increased due to a net increase in supply desk employees during the quarter ended June 30, 2011 versus the same period last year. Commission costs increased due to the 16% increase in revenue. Cost of revenue as a percent of revenue decreased 3% due to the 16% increase in revenue.
Operating expenses

	For the Three Months Ended June 30,
	2011		2010
	$	% of Revenue	$	% of Revenue	Increase/(Decrease)
Sales and marketing	$2,416,829	52%	$2,405,114	60%	$11,715	0%
General and administrative	1,099,331	24	1,190,945	29	(91,614)	(8)

Total operating expenses	$3,516,160	76%	$3,596,059	89%	$(79,899)	(2%)
Sales and marketing expenses were relatively unchanged for the three months ended June 30, 2011 as compared to the same period in 2010. Increases in channel partner commission costs due to the increase in revenue during the quarter were substantially offset by decreases in third party marketing costs and amortization of intangible assets. Marketing costs decreased due to a decrease in consulting and the timing of certain trade show and marketing programs. Sales and marketing expense as a percentage of revenue decreased 8% due to the 16% increase in revenue.
The 8% decrease in general and administrative expenses for the three months ended June 30, 2011 as compared to the same period in 2010 was primarily due to decreases in costs associated with investor relations activities and compliance costs. General and administrative expenses as a percent of revenue decreased 5% due to the 16% increase in revenue and the cost decreases noted above.
Interest income (expense), net
Interest income, net was approximately $14,000 for the three months ended June 30, 2011 compared to interest expense, net of approximately $1,000 for the three months ended June 30, 2010. The increase in interest income in the second quarter of 2011 was primarily due to interest earned on a convertible note receivable with Retroficiency.
Income tax expense (benefit)
We recorded income tax expense of approximately $7,000 for the three months ended June 30, 2011. We did not record an income tax benefit for the three months ended June 30, 2010 as we provided a full valuation allowance against our deferred tax assets due to uncertainty regarding the realization of those deferred tax assets, primarily net operating loss carryforwards, in the future. The income tax expense in 2011 reflects an alternative minimum tax liability anticipated to be incurred in calendar 2011.
Net income (loss)
We reported net income for the three months ended June 30, 2011 of approximately $0.2 million as compared to a net loss of approximately $0.5 million for the three months ended June 30, 2010. The increase in net income is primarily due to the 16% increase in revenue and a decrease in general and administrative expenses described above.

Comparison of the Six Months Ended June 30, 2011 and 2010
Revenue

	For the Six Months Ended
	June 30,
	2011	2010	Increase
Revenue	$9,555,070	$8,419,086	$1,135,984	13%
Revenue increased 13% for the six months ended June 30, 2011 as compared to the same period in 2010 primarily due to increased auction activity in our retail product line. This increase was partially offset by declines in our wholesale and environmental product lines. The retail product line increase reflects new customer wins with a concentration in the Pennsylvania electricity market and further growth in our channel partner network. Our wholesale and environmental commodities product lines decreased primarily due to the timing of transactions in the first six months of 2011 compared to the same period in 2010.
Cost of revenue

	For the Six Months Ended June 30,
	2011		2010
	$	% of Revenue	$	% of Revenue	Increase
Cost of revenue	$1,936,513	20%	$1,862,885	22%	$73,628	4%
Cost of revenue increased 4% for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 as increases in payroll and commission costs were substantially offset by a decrease in amortization of capitalized software. Payroll costs increased due to an increase in supply desk employees during the six months ended June 30, 2011 versus the same period last year. Commission costs increased due to the 13% increase in revenue. Cost of revenue as a percent of revenue decreased 2% due to the 13% increase in revenue.
Operating expenses

	For the Six Months Ended June 30,
	2011		2010
	$	% of Revenue	$	% of Revenue	Increase/(Decrease)
Sales and marketing	$4,873,050	51%	$4,905,836	58%	$(32,786)	(1%)
General and administrative	2,317,070	24	2,275,948	27	41,122	2

Total operating expenses	$7,190,120	75%	$7,181,784	85%	$8,336	0%
The 1% decrease in sales and marketing expense for the six months ended June 30, 2011 as compared to the same period in 2010 primarily reflects decreases in third party marketing costs and amortization of intangible assets, both substantially offset by an increase in channel partner commission costs. Marketing costs decreased due to a decrease in consulting and the timing of certain trade show and marketing programs. Third party commission costs increased due to the 13% increase in revenue, which was driven by our retail product line. Sales and marketing expense as a percentage of revenue decreased 7% as we were able to increase our revenue 13% while decreasing our overall sales and marketing costs.
The 2% increase in general and administrative expenses related to the six months ended June 30, 2011 as compared to the same period in 2010 was primarily due to increases in compensation costs, substantially offset by decreases in costs associated with investor relations activities and compliance costs. Compensation costs increased primarily due to the reclassification and addition of certain employees in our general and administrative group. General and administrative expenses as a percent of revenue decreased 3% due to the 13% increase in revenue.
Interest income (expense), net
Interest income, net was approximately $27,000 for the six months ended June 30, 2011 and interest expense, net was approximately $3,000 for the six months ended June 30, 2010. The increase in interest income in the second quarter of 2011 was primarily due to interest earned on a convertible note receivable with Retroficiency.
Income tax expense (benefit)
We recorded income tax expense of approximately $15,000 for the six months ended June 30, 2011. We did not record an income tax benefit for the six months ended June 30, 2010 as we provided a full valuation allowance against our deferred tax assets due to uncertainty regarding the realization of those deferred tax assets, primarily net operating loss carryforwards, in the future. The income tax expense in 2011 reflects an alternative minimum tax liability anticipated to be incurred in calendar 2011.

Net income (loss)
We reported net income for the six months ended June 30, 2011 of approximately $0.4 million as compared to a net loss of approximately $0.6 million for the six months ended June 30, 2010. The $1.0 million increase in net income is primarily due to the 13% increase in revenue.
Liquidity and Capital Resources
At June 30, 2011, we had no commitments for material capital expenditures. We have identified and executed against a number of strategic initiatives that we believe are key components of our future growth, including: expanding our community of listers, bidders and channel partners on our exchanges; strengthening and extending our long-term relationships with government agencies; entering into other energy-related markets including wholesale transactions with utilities, the environmental commodities markets and demand response market; making strategic acquisitions; and growing our direct and inside sales force. As of June 30, 2011, our workforce numbered 56 reflecting a net decrease of four from the 60 we employed at December 31, 2010. At June 30, 2011, we had 21 professionals in our sales and marketing and account management groups, 24 in our supply desk group and 11 in our general and administrative group. While we will continue to adjust our workforce as the need and/or opportunity arises, we believe that our fixed operating costs will remain at current levels in the short-term.
Comparison of June 30, 2011 to December 31, 2010

	June 30,	December 31,
	2011	2010	Increase/(Decrease)
Cash and cash equivalents	$9,216,653	$3,559,288	$5,657,365	159%
Trade accounts receivable	3,036,964	3,124,328	(87,364)	(3)
Days sales outstanding	59	58	1	2
Working capital	9,863,989	3,399,147	6,464,842	190
Stockholders’ equity	17,350,669	11,212,012	6,138,657	55
Cash and cash equivalents increased 159% primarily due to net proceeds of $5.3 million received from the sale of common stock in April 2011 and positive adjusted EBITDA of approximately $1.4 million for the six months ended June 30, 2011. These increases were partially offset by a $0.8 million decrease in accrued compensation from the timing of year end bonus and commission payments and, to a lesser extent, the final advance to Retroficiency in the form of a convertible note receivable. Trade accounts receivable decreased 3% due to lower revenue in the second quarter versus the fourth quarter of 2010. Days sales outstanding (representing accounts receivable outstanding at June 30, 2011 divided by the average sales per day during the current quarter) increased 2% due to the timing of revenue recognized within the second quarter of 2011 as compared to the fourth quarter of 2010. Revenue from bidders representing 10% or more of our revenue increased to 25% from two bidders during the six months ended June 30, 2011, from 22% from the same bidders during the same period in 2010.
Working capital (consisting of current assets less current liabilities) increased 190%, primarily due to the sale of common stock during the second quarter. Stockholders’ equity increased 55% for the six months ended June 30, 2011 due to the sale of common stock in April 2011, net income of $0.4 million and share-based compensation of $0.3 million.
Cash provided by operating activities for the six months ended June 30, 2011 was $0.6 million as compared to a negative $0.7 million in 2010. This improvement was primarily due to positive adjusted EBITDA of $1.4 million in the first six months of 2011 versus $0.5 million during the same period in 2010. Cash provided from investing and financing activities for the six months ended June 30, 2011 was $5.1 million primarily due to net proceeds of $5.3 million received from the sale of common stock. Cash provided by investing and financing activities for the six months ended June 30, 2010 was $0.3 million, primarily due to $0.4 million in net proceeds from the sale of common stock in January 2010.
Adjusted EBITDA, representing net income or loss before interest, income taxes, depreciation, amortization, and share-based compensation charges for the six months ended June 30, 2011 was a positive $1.4 million as compared to a positive $0.5 million for the same period in the prior year. This increase was primarily due to the $1.1 million improvement in net income as we generated $0.4 million during first six months of 2011 compared to a net loss of $0.6 million for the same period in 2010. We have generated positive adjusted EBITDA for seven straight quarters resulting in a cumulative total of $3.7 million, including $2.9 million over the last four quarters. Please refer to the section below entitled “Use of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

In this Quarterly Report on Form 10-Q, we provide certain “non-GAAP financial measures”. A non-GAAP financial measure refers to a numerical financial measure that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable financial measure calculated and presented in accordance with GAAP in our financial statements. In this Quarterly Report on Form 10-Q, we provide adjusted EBITDA as additional information relating to our operating results. This non-GAAP measure excludes expenses related to share-based compensation, depreciation related to our fixed assets, amortization expense related to acquisition-related assets and capitalized software, interest expense on capital leases, interest income on invested funds and notes receivable and income taxes. Management uses this non-GAAP measure for internal reporting and bank reporting purposes. We have provided this non-GAAP financial measure in addition to GAAP financial results because we believe that this non-GAAP financial measure provides useful information to certain investors and financial analysts in assessing our operating performance due to the following factors:
•
We believe that the presentation of a non-GAAP measure that adjusts for the impact of share-based compensation expenses, depreciation of fixed assets, amortization expense related to acquisition-related assets and capitalized software, interest expense on capital leases, interest income on invested funds and notes receivable and income taxes, provides investors and financial analysts with a consistent basis for comparison across accounting periods and, therefore, is useful to investors and financial analysts in helping them to better understand our operating results and underlying operational trends;

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
GAAP net income (loss)	$191,311	$(499,649)	$441,400	$(628,093)
Add: Interest (income) expense, net	(14,020)	1,250	(27,463)	2,510
Add: Share-based compensation	176,316	210,671	317,508	355,309
Add: Amortization	275,588	339,900	555,061	700,424
Add: Depreciation	31,544	41,057	67,024	71,777
Add: Income taxes	7,250	—	14,500	—

Non-GAAP adjusted EBITDA	$667,989	$93,229	$1,368,030	$501,927

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

Revenue Estimation
Our estimates in relation to revenue recognition affect revenue and sales and marketing expense as reflected on our statements of operations, and trade accounts receivable and accrued commission accounts as reflected on our balance sheets. For any quarterly reporting period, we may not have actual usage data for certain energy suppliers and will need to estimate revenue. We initially record revenue based on the energy consumers’ historical usage profile. At the end of each reporting period, we adjust this historical profile to reflect actual usage for the period and estimate usage where actual usage is not available. For the six months ended June 30, 2011, we estimated usage for approximately 17% of our revenue resulting in a positive 0.3%, or approximately $30,000, adjustment to increase revenue. This increase in revenue resulted in an approximate $7,000 increase in sales and marketing expense related to third party commission expense associated with those revenues. Corresponding adjustments were made to trade accounts receivable and accrued commissions, respectively. A 1% difference between this estimate and actual usage would have an approximate $16,000 effect on our revenue for the six months ended June 30, 2011.
Allowance for Doubtful Accounts
We provide for an allowance for doubtful accounts on a specifically identified basis, as well as through historical experience applied to an aging of accounts, if necessary. Trade accounts receivable are written off when deemed uncollectible. To date write-offs have not been material.
Capitalized Software
Certain acquired software and significant enhancements to our software are capitalized in accordance with guidance from the Financial Accounting Standards Board (“FASB”). No internally developed software costs were capitalized during the six months ended June 30, 2011 and 2010, respectively. We amortize internally developed and purchased software over the estimated useful life of the software (generally three years). During the six months ended June 30, 2011 and 2010, approximately $73,000 and $152,000 were amortized to cost of revenues, respectively. Accumulated amortization was approximately $1,163,000 and $1,090,000 at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011 and December 31, 2010, capitalized software costs, net was approximately $58,000 and $131,000, respectively.
Our estimates for capitalization of software development costs affect cost of revenue and other assets as reflected on our consolidated statements of operations and on our consolidated balance sheets. During the six months ended June 30, 2011, amortization expense was approximately 3.8% of cost of revenue. To the extent the carrying amount of the capitalized software costs may not be fully recoverable or that the useful lives of those assets are no longer appropriate, we may need to record an impairment (non-cash) charge and write-off a portion or all of the capitalized software balance on the balance sheet.
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
We perform an annual impairment review during the fourth fiscal quarter of each year, or earlier, if indicators of potential impairment exist. The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit whereby the carrying amount of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill will be recorded as an impairment loss. We performed our annual impairment analysis in December 2010 and determined that no impairment of our goodwill existed. There have been no indicators of potential impairment during 2011.

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
Our estimates in relation to income taxes affect income tax benefit and deferred tax assets as reflected on our statements of operations and balance sheets, respectively. The deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized in the near term. As of June 30, 2011, we had net deferred tax assets of approximately $7.6 million against which a full valuation allowance has been established. To the extent we determine that it is more likely than not that we will recover all of our deferred tax assets, it could result in an approximate $7.6 million non-cash tax benefit.
Share-Based Compensation
In accordance with guidance from the FASB, we recognize the compensation cost of share-based awards on a straight-line basis over the requisite service period of the award. For the six months ended June 30, 2011, share-based awards consisted of stock options and stock warrants, respectively. The vesting period of share-based awards is determined by the board of directors, and is generally four years for employees.
The per-share weighted-average fair value of stock options granted during the six months ended June 30, 2011 was $2.78, on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions and estimated forfeiture rates of 10%:

	Expected
	Dividend	Risk-Free	Expected	Expected
Six months ended June 30,	Yield	Interest Rate	Option Life	Volatility
2011	—	1.97%	4.75 years	103%
The per-share weighted-average fair value of stock warrants granted during the six months ended June 30, 2011 was $1.01 on the date of grant, using the Black-Scholes option-pricing model with weighted-average assumptions for the risk-free interest rate, expected life and expected volatility of 0.22%, one year and 58%, respectively, and no estimated forfeiture rate for the six months ended June 30, 2011.

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2011, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and procedures also were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
No material changes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
In connection with the vesting of restricted stock granted to employees, we withheld shares with value equivalent to employees’ minimum statutory obligations for the applicable income and other employment taxes. A summary of the shares withheld to satisfy employee tax withholding obligations for the three months ended June 30, 2011 is as follows:

			Total Number of	Maximum
	Total		Shares Purchased	Number of Shares
	Number of	Average	As Part of Publicly	That May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under
Period	Purchased	Per Share	Or Programs	The Plan
4/01/11 — 4/30/11	89	$4.26	—	—
5/01/11 — 5/31/11	78	$4.87	—	—
6/01/11 — 6/30/11	1,001	$4.19	—	—

Total	1,168	$4.24	—	—

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Removed and Reserved

Item 5.	Other Information
None.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Energy Solutions, Inc.
Dated: August 4, 2011	By:	/s/ Richard Domaleski
Richard Domaleski
Chief Executive Officer

Dated: August 4, 2011	By:	/s/ James Parslow
James Parslow
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of the Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002