Form 10-Q
period 2011-09-30
World Energy Solutions, Inc.
filed 2011-11-03
CIK 1371781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011;
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 28, 2011, the registrant had 10,852,447 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$6,516,266	$3,559,288
Trade accounts receivable, net	3,688,073	3,124,328
Prepaid expenses and other current assets	410,314	229,108

Total current assets	10,614,653	6,912,724
Property and equipment, net	202,557	287,191
Convertible note receivable	650,000	433,333
Intangibles, net	4,740,063	3,723,607
Goodwill	5,010,092	3,178,701
Other assets	174,460	191,238

Total assets	$21,391,825	$14,726,794

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$318,633	$263,746
Accrued commissions	918,840	847,758
Accrued compensation	1,332,446	1,970,639
Accrued expenses	257,615	187,097
Deferred revenue and customer advances	179,365	229,539
Capital lease obligations	4,785	14,798

Total current liabilities	3,011,684	3,513,577
Capital lease obligations, net of current portion	—	1,205

Total liabilities	3,011,684	3,514,782

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 30,000,000 shares authorized; 10,814,260 shares issued and 10,766,311 shares outstanding at September 30, 2011, and 9,200,306 shares issued and 9,155,281 shares outstanding at December 31, 2010	1,077	916
Additional paid-in capital	39,384,096	33,502,074
Accumulated deficit	(20,784,494)	(22,081,038)
Treasury stock, at cost; 47,949 shares at September 30, 2011 and 45,025 shares at December 31, 2010	(220,538)	(209,940)

Total stockholders’ equity	18,380,141	11,212,012

Total liabilities and stockholders’ equity	$21,391,825	$14,726,794

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue:
Brokerage commissions and transaction fees	$5,378,392	$4,355,513	$14,438,184	$12,276,224
Management fees	246,678	295,479	741,956	793,854

Total revenue	5,625,070	4,650,992	15,180,140	13,070,078

Cost of revenue	970,846	913,452	2,907,359	2,776,337

Gross profit	4,654,224	3,737,540	12,272,781	10,293,741

Operating expenses:
Sales and marketing	2,512,191	2,177,921	7,385,241	7,083,757
General and administrative	1,293,822	1,414,947	3,610,892	3,690,895

Total operating expenses	3,806,013	3,592,868	10,996,133	10,774,652

Operating income (loss)	848,211	144,672	1,276,648	(480,911)

Interest income, net	14,183	2,555	41,646	45

Income (loss) before income taxes	862,394	147,227	1,318,294	(480,866)

Income tax expense	7,250	—	21,750	—

Net income (loss)	$855,144	$147,227	$1,296,544	$(480,866)

Net income (loss) per share:

Net income (loss) per common share — basic and diluted	$0.08	$0.02	$0.13	$(0.05)

Weighted average shares outstanding — basic	10,762,417	9,083,807	10,187,755	9,054,317

Weighted average shares outstanding — diluted	10,809,144	9,189,776	10,247,294	9,054,317

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$1,296,544	$(480,866)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	945,598	1,107,578
Share-based compensation	488,897	541,986
Interest on note receivable	(43,701)	(3,740)

Changes in operating assets and liabilities, net of the effects of acquisition:
Trade accounts receivable	(151,136)	(599,500)
Prepaid expenses and other current assets	(181,206)	(84,862)
Accounts payable	54,887	(8,901)
Accrued commissions	71,082	110,430
Accrued compensation	(638,193)	18,060
Accrued expenses	66,518	(6,411)
Deferred revenue and customer advances	(50,174)	(677,372)

Net cash provided by (used in) operating activities	1,859,116	(83,598)

Cash flows from investing activities:
Increase in other assets	(43,610)	(1,986)
Net cash paid in acquisition of Co-eXprise	(4,000,000)	—
Advance against note receivable	(216,667)	(216,667)
Purchases of property and equipment	(13,331)	(20,920)

Net cash used in investing activities	(4,273,608)	(239,573)

Cash flows from financing activities:
Proceeds from exercise of stock options	89,307	26,632
Proceeds from exercise of stock warrants	—	1,234
Proceeds from the sale of common stock, net	5,303,979	354,276
Purchase of treasury stock	(10,598)	(13,942)
Principal payments on capital lease obligations	(11,218)	(12,032)

Net cash provided by financing activities	5,371,470	356,168

Net increase in cash and cash equivalents	2,956,978	32,997

Cash and cash equivalents, beginning of period	3,559,288	2,046,909

Cash and cash equivalents, end of period	$6,516,266	$2,079,906

Supplemental disclosure of cash flow information:

Net cash paid for interest	$(2,091)	$(3,678)

Net cash paid for income taxes	$(17,000)	$—

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2011
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
In January 2010, the Company launched the World DR Exchange® to create an efficient, transparent and liquid marketplace to maximize incentive payments available to customers and provide a source of curtailment-ready customers for the industry’s curtailment service providers (“CSPs”). The World DR Exchange® created the industry’s first online marketplace for demand response (“DR”), enabling customers to source DR more efficiently and effectively bringing together CSPs and energy consumers in highly-structured auction events designed to yield price transparency, heighten competition, and maximize the energy consumers’ share of demand response revenues.
In July 2010, the Company entered into a convertible note agreement with Retroficiency, Inc. (“Retroficiency”), an emerging company that develops solutions for identifying and qualifying business energy efficiency measures. Leveraging Retroficiency’s platform, the Company launched a new product for the energy efficiency market, the Virtual Energy Audit™, enabling commercial property owners and managers to more efficiently identify, evaluate, execute and manage retrofit opportunities across their portfolios.
In September 2011, the Company acquired certain contracts owned by Co-eXprise, Inc. (“Co-eXprise”) pursuant to a Contract Purchase Agreement (the “Agreement”) between the Company and Co-eXprise, for a purchase amount of $4.0 million. Pursuant to the Agreement, the Company acquired all of the contracts and assumed certain liabilities with respect to Co-eXprise’s energy procurement business. Co-eXprise, located in Wexford Pennsylvania, is a leading provider of enterprise sourcing software solutions for discrete manufacturers, enabling companies to effectively manage sourcing activities for direct material and complex indirect spend categories. The effect of the acquisition of the assumed liabilities, assets and acquired contracts are included in these financial statements from September 13, 2011. See Note 12 for further discussion of the acquisition.

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
In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments consisting of normal recurring adjustments and accruals necessary for the fair presentation of the Company’s financial position as of September 30, 2011, and the results of its operations and cash flows for the three and nine months ended September 30, 2011 and 2010, respectively. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2011. Certain prior year amounts have been reclassified to conform to the current year presentation.
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
3. Earnings (Loss) Per Share
As of September 30, 2011 and 2010, the Company only had one issued and outstanding class of stock — common stock. As a result, the basic earnings or loss per share for the three and nine months ended September 30, 2011 and 2010 is computed by dividing net earnings or loss available to common stockholders by the weighted average number of common shares outstanding for the period.
The following table provides a reconciliation of the denominators of the Company’s reported basic and diluted earnings per share computation for the three and nine months ended September 30, 2011 and 2010, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Weighted number of common shares — basic	10,762,417	9,083,807	10,187,755	9,054,317
Common stock equivalents	46,727	105,969	59,539	—

Weighted number of common and common equivalent shares — diluted	10,809,144	9,189,776	10,247,294	9,054,317

The computed loss per share does not assume conversion, exercise, or contingent exercise of securities that would have an antidilutive effect on loss per share. As the Company was in a net loss position for the nine month period ended September 30, 2010, all common stock equivalents in those periods were antidilutive.

The following represents issuable weighted average share information for the respective periods:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Common stock options	21,036	105,637	28,347	119,775
Common stock warrants	25,419	—	30,856	2,514
Unvested restricted stock	272	332	336	382

Total common stock equivalents	46,727	105,969	59,539	122,671

In addition, common stock options and unvested restricted stock of 597,401 shares and 2,277 shares, respectively, were excluded from the calculation of net earnings per share for the three and nine months ended September 30, 2011, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during that period.
Common stock options, common stock warrants and unvested restricted stock of 397,301 shares, 64,500 shares and 19,221 shares, respectively, were excluded from the calculation of net loss per share for the three and nine months ended September 30, 2010, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during that period.
4. Concentration of Credit Risk and Off-Balance Sheet Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. The Company places its cash with primarily one institution, which management believes is of high credit quality. As of September 30, 2011, approximately $3,151,000 of the Company’s cash and cash equivalents was invested in a highly liquid, U.S. Treasury money market fund.
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
The following represents revenue and trade accounts receivable from bidders exceeding 10% of the total in each category:

	Revenue For The Three		Revenue For The Nine		Trade Accounts Receivable
	Months Ended September 30,		Months Ended September 30,		As Of September 30,
Bidder	2011	2010	2011	2010	2011	2010
A	4%	7%	4%	8%	9%	14%
B	10%	11%	11%	12%	8%	11%
C	13%	12%	13%	11%	22%	15%
D	17%	5%	9%	5%	1%	4%
In August 2011, the Company entered into an agreement with one of its energy suppliers for the payment of all amounts due to the Company subsequent to August 1, 2011 associated with expected future energy usage without recourse. As a result, the price became fixed and determinable and revenue was recognized. The net result was the receipt of approximately $0.7 million of cash, which was recorded as revenue during the third quarter and reflected in the above table. In addition, third party and internal commission expense of $0.3 million was recorded during the third quarter representing amounts due to channel partners and sales reps against this payment.

In addition to its direct relationship with bidders, the Company also has direct contractual relationships with listers for the online procurement of certain of their energy, demand response or environmental needs. These listers are primarily large businesses and government organizations and do not have a direct creditor relationship with the Company. For the three and nine months ended September 30, 2011 and 2010, no energy consumer represented more than 10% individually of the Company’s aggregate revenue.
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

	September 30, 2011	December 31, 2010
Unbilled accounts receivable	$3,456,929	$2,852,930
Billed accounts receivable	312,710	395,004

	3,769,639	3,247,934
Allowance for doubtful accounts	(81,566)	(123,606)

Trade accounts receivable, net	$3,688,073	$3,124,328

6. Property and Equipment, Net
Property and equipment, net consists of the following:

	September 30, 2011	December 31, 2010
Leasehold improvements	$65,451	$65,451
Equipment	500,895	498,907
Furniture and fixtures	435,579	435,579

	1,001,925	999,937
Less: accumulated depreciation	(799,368)	(712,746)

Property and equipment, net	$202,557	$287,191

Depreciation expense for the three months ended September 30, 2011 and 2010 was approximately $31,000 and $34,000, respectively, and depreciation expense for the nine months ended September 30, 2011 and 2010 was approximately $98,000 and $106,000, respectively. Property and equipment purchased under capital lease obligations at September 30, 2011 and December 31, 2010 was approximately $35,000 and $46,000, respectively. Accumulated depreciation for property and equipment purchased under capital lease was approximately $30,000 and $32,000 at September 30, 2011 and December 31, 2010, respectively.
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

Treasury Stock
In connection with the vesting of restricted stock granted to employees the Company withheld shares with value equivalent to employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld of 2,924 and 4,769 for the nine months ended September 30, 2011 and 2010, respectively, were based on the value of the restricted stock on their vesting date as determined by the Company’s closing stock price. Total payment for employees’ tax obligations was approximately $11,000 and $14,000 for the nine months ended September 30, 2011 and 2010. These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.
Common Stock Warrants
On March 1, 2011, the Company issued warrants to consultants for the purchase of 300,000 shares of the Company’s common stock at a per share price of $3.00. The warrants vest ratably on a quarterly basis over a twelve month period and have a one year life.
The following table summarizes the Company’s warrant activity for the nine months ended September 30, 2011:

		Weighted Average
	Shares	Exercise Price
Warrants outstanding, December 31, 2010	64,500	$3.03
Granted	300,000	$3.00
Exercised	—	$—
Canceled/expired	—	$—

Warrants outstanding, September 30, 2011	364,500	$3.00

The weighted average remaining contractual life of warrants outstanding is 0.96 years as of September 30, 2011.
8. Share-Based Compensation
For the nine months ended September 30, 2011 and 2010, share-based awards consisted of grants of stock options and stock warrants, respectively. The Company recognizes the compensation from share-based awards on a straight-line basis over the requisite service period of the award. The vesting period of share-based awards is determined by the board of directors, and is generally four years for employees. The restrictions on the restricted stock lapse over the vesting period, which is typically four years. The per-share weighted-average fair value of stock options granted during the nine months ended September 30, 2011 was $2.13 on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions and an estimated forfeiture rate of 10%:

	Expected
	Dividend	Risk-Free	Expected	Expected
Nine months ended September 30,	Yield	Interest Rate	Life	Volatility
2011	—	0.88%	4.75 years	100%
The per-share weighted-average fair value of stock warrants granted during the nine months ended September 30, 2011 was $0.83 on the date of grant, using the Black-Scholes option-pricing model with weighted-average assumptions for the risk-free interest rate, expected life and expected volatility of 0.16%, 0.75 years and 59%, respectively, and no estimated forfeiture rate for the nine months ended September 30, 2011.
The Company elected to use the Black-Scholes option pricing model to determine the weighted average fair value of options and warrants granted. The Company determined the volatility for stock options based on the reported closing prices of the Company’s stock since its initial public offering in November 2006. The expected life of stock options and stock warrants has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment”. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options and stock warrants. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, guidance from the Financial Accounting Standards Board requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. As a result, the Company applied estimated forfeiture rates to unvested share-based compensation of 10% for stock options and restricted stock for each of the nine month periods ended September 30, 2011 and 2010, respectively, in determining the expense recorded in the accompanying consolidated statements of operations.

The approximate total share-based compensation expense for the periods presented is included in the following expense categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenue	$12,000	$18,000	$56,000	$55,000
Sales and marketing	116,000	57,000	289,000	175,000
General and administrative	43,000	112,000	144,000	312,000

Total share-based compensation	$171,000	$187,000	$489,000	$542,000

As of September 30, 2011, there was approximately $848,000 of unrecognized compensation expense related to share-based awards, including approximately $770,000 related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.56 years, approximately $20,000 related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 0.62 years and approximately $58,000 related to non-vested stock warrants that is expected to be recognized over a weighted average period of 0.42 years.
9. Employee Benefit Plans
Stock Options
The Company has two stock incentive plans: the 2003 Stock Incentive Plan, or the 2003 Plan, and the 2006 Stock Incentive Plan, or the 2006 Plan. There were 743,108 shares of common stock reserved for issuance under these plans at September 30, 2011. As of September 30, 2011, 102,201 shares of common stock, representing outstanding stock options, were reserved under the 2003 Plan. No further grants are allowed under the 2003 Plan. As of September 30, 2011, 640,907 shares of common stock were reserved under the 2006 Plan representing 560,080 outstanding stock options, 2,927 shares of restricted stock outstanding and 77,900 shares available for grant. A summary of stock option activity under both plans for the nine months ended September 30, 2011 is as follows:

	Number of	Weighted Average
	Stock Options	Exercise Price
Outstanding at December 31, 2010	704,906	$3.96
Granted	66,000	$3.15
Cancelled	(31,687)	$3.80
Exercised	(76,938)	$1.16

Outstanding at September 30, 2011	662,281	$4.21

A summary of common stock options outstanding and common stock options exercisable as of September 30, 2011 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Aggregate	Number	Remaining	Aggregate
		Contractual	Intrinsic	Of Shares	Contractual	Intrinsic
Range of Exercise Prices	Options	Life	Value	Exercisable	Life	Value
$2.00 - $2.40	64,880	3.79 Years	$60,134	45,946	3.63 Years	$41,768
$2.41 - $3.15	271,600	6.22 Years	26,586	19,050	5.18 Years	75
$3.16 - $5.03	214,100	4.55 Years	—	113,884	3.98 Years	—
$5.04 - $13.40	111,701	2.39 Years	—	106,233	2.28 Years	—

	662,281	4.79 Years	$86,720	285,113	3.37 Years	$41,843

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2011 was approximately $176,000. At September 30, 2011, the weighted average exercise price of common stock options outstanding and exercisable was $4.21 and $5.82, respectively.

Restricted Stock
A summary of restricted stock activity under the 2006 Plan for the nine months ended September 30, 2011 is as follows:

		Weighted Average
	Shares	Grant Price
Outstanding at December 31, 2010	13,828	$10.10
Granted	8,364	$3.14
Cancelled	(2,250)	$10.76
Vested	(17,015)	$7.02

Outstanding at September 30, 2011	2,927	$7.59

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
10. Convertible Note Receivable
In July 2010, the Company made a $650,000 strategic investment in the form of a two-year convertible note with Retroficiency. The convertible note bears interest at 9% per annum with principal and interest due at the end of the term on July 22, 2012. It includes optional and automatic conversion rights to convert into Retroficiency shares at $0.54 per share and is subject to adjustment in certain circumstances. The Company evaluated the value of its conversion feature and determined it to be immaterial. As of September 30, 2011, approximately $57,000 of interest receivable has been accrued and is reflected in other assets in the accompanying condensed consolidated balance sheet.
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
The Company has not taken advances under the facility and there were no outstanding borrowings at September 30, 2011. As of September 30, 2011, the Company was in compliance with its covenants under the facility.
12. Acquisition
In September 2011, the Company acquired certain contracts and assumed certain liabilities of the Co-eXprise energy procurement business pursuant to a Contract Purchase Agreement between the Company and Co-eXprise. The purchase price was $4.0 million in cash, subject to certain escrowing provisions. Co-eXprise, located in Wexford Pennsylvania, is a leading provider of enterprise sourcing software solutions for discrete manufacturers, enabling companies to effectively manage sourcing activities for direct material and complex indirect spend categories.
The effect of the acquisition of the assumed liabilities, assets and acquired contracts are included in these financial statements from September 13, 2011. The cost of the acquisition was allocated to the assets and liabilities assumed based on estimates of their respective fair values at the date of acquisition resulting in net assets of $4.0 million. The goodwill recognized is attributable primarily to expected synergies of Co-eXprise. The excess purchase price of $1.8 million has been recorded as goodwill which is fully deductible for tax purposes. The purchase price is not finalized as the Company has not yet determined fair value for certain net assets acquired which may affect the closing balance sheet. The Company does not believe that any adjustments to the fair values will materially modify the purchase price allocation. Management is responsible for the valuation of net assets acquired and considered a number of factors, including valuations and appraisals, when estimating the fair values and estimated useful lives of acquired assets and liabilities.

The Company has allocated the purchase price for the acquisition as follows:

Unbilled receivables	$412,609
Current Liabilities	(4,000)
Intangible assets:
Non-compete agreements	170,000
Customer relationships	580,000
Customer contracts	1,010,000
Goodwill	1,831,391

Net assets acquired	$4,000,000

The intangible assets, excluding goodwill, are being amortized on a straight-line basis over their weighted average lives as follows: non-compete agreements — five years; customer relationships — seven years; and customer contracts — two and one half years. Pursuant to Accounting Standards Codification (“ASC”) 350-20-28, goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, with any excess of the carrying value of a reporting unit’s goodwill over the implied fair value of the goodwill recorded as an impairment loss.
The following unaudited pro forma information assumes that the acquisition of the Co-eXprise contracts had been completed as of the beginning of 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$6,286,395	$5,190,181	$17,459,031	$14,958,028
Net income (loss)	1,127,330	281,567	2,191,714	(114,625)

Net income (loss) per share:
Net income (loss) per share — basic	$0.10	$0.03	$0.22	$(0.01)
Net income (loss) per share — diluted	$0.10	$0.03	$0.21	$(0.01)

Weighted average shares outstanding — Basic	10,762,417	9,083,807	10,187,755	9,054,317
Weighted average shares outstanding — Diluted	10,809,144	9,189,776	10,247,294	9,054,317
The pro forma financial information is not necessarily indicative of the results to be expected in the future as a result of the acquisition of the Co-eXprise contracts. Transaction costs of $0.2 million have been reflected in the consolidated statements of operations for the three- and nine-months ended September 30, 2011 as a component of general and administrative expenses.
13. Subsequent Events
On October 13, 2011 the Company acquired substantially all of the assets and certain obligations of Northeast Energy Solutions, LLC (“NES”) for approximately $4.8 million, pursuant to an Asset Purchase Agreement. NES is a regional provider of energy efficiency services based in Cromwell, Connecticut. The purchase price consists of approximately $1.0 million in cash, $3.0 million payable in the form of a promissory note, 83,209 shares of the Company’s common stock and up to a $0.5 million earn-out. The promissory note is payable in three installments in the third and fourth quarters of 2012 and earns interest at 5.0% .
On October 31, 2011 the Company acquired substantially all of the assets and certain obligations of GSE Consulting, LP (“GSE”) for approximately $8.6 million pursuant to an Asset Purchase Agreement. GSE is a Texas based energy management and procurement company. The purchase price of $8.6 million consists of approximately $3.9 million in cash, $1.5 million paid to retire a note payable held by GSE, and 1.0 million shares of the Company’s common stock. GSE may earn up to an additional $4.5 million in cash based on earn-outs to be measured over a two-year period through October 2013. These earn-outs are based on GSE achieving certain annualized new bookings and renewal rates for the remainder of 2011 and for the 12-month periods ending October 31, 2012 and 2013, respectively. The maximum payouts under these earn-outs are $2.0 million at January 31, 2012, $1.5 million at January 15, 2013, and $1.0 million at January 15, 2014. As of the date of filing, the purchase price allocations for NES and GSE assets have not been completed.

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
In January 2010, we launched the World DR Exchange® to create an efficient, transparent and liquid marketplace to maximize incentive payments available to customers and provide a source of curtailment-ready customers for the industry’s curtailment service providers (“CSPs”). The World DR Exchange® created the industry’s first online marketplace for demand response (“DR”), enabling customers to source DR more efficiently and effectively bringing together CSPs and energy consumers in highly-structured auction events designed to yield price transparency, heighten competition, and maximize the energy consumers’ share of demand response revenues.
In July 2010, we made a strategic investment in the form of a two-year convertible note with Retroficiency, Inc. (“Retroficiency”), an emerging company that develops solutions for identifying and qualifying business energy efficiency measures. Leveraging Retroficiency’s platform, we launched a new product for the energy efficiency market, the Virtual Energy Audit™, enabling commercial property owners and managers to more efficiently identify, evaluate, execute and manage retrofit opportunities across their portfolios.
In April 2011, we issued approximately 1.5 million shares of common stock to several accredited institutional investors at $3.60 per share, yielding net proceeds of approximately $5.3 million. We anticipate using the new capital for strategic initiatives, including investments and acquisitions in the energy management space.
In September 2011, we acquired certain contracts owned by Co-eXprise, Inc. (“Co-eXprise”) pursuant to a Contract Purchase Agreement (the “Agreement”) between the Company and Co-eXprise. Pursuant to the Agreement, we purchased all of the contracts and assumed certain obligations with respect to Co-eXprise’s energy procurement business. The purchase price was $4.0 million in cash, subject to certain escrowing provisions.

We have significantly grown our employee base from 20 at our initial public offering (“IPO”) in November 2006 to a high of 66 during the second quarter of 2008. This planned investment allowed us to execute against our strategic initiatives and has resulted in revenue growth of over 200% to $18 million in 2010. We aggressively invested in all of our product lines including building out a direct sales force, expanding our channel partner network, acquiring one of our largest competitors, and building our wholesale and green teams. As we made these infrastructure investments in advance of revenue growth, our operating losses increased significantly in 2007 and 2008. These investments began to generate incremental revenue in the fourth quarter of 2007 and the scalability inherent in our business model returned to our pre-IPO levels resulting in gross margins of approximately 80% today and net income for five consecutive quarters. We have generated positive adjusted EBITDA in nine of the last eleven quarters including each of the last eight quarters. Over the last eight quarters we have generated positive adjusted EBITDA of $4.9 million, including $3.5 million over the last four quarters and $1.3 million in our most recent quarter. Our fixed operating cost structure has remained flat over this period and we believe it will remain at these levels in the short-term. However, a portion of our total operating cost structure, including channel partner and internal commission costs, is variable in nature and will increase as revenue levels increase. We will continue to be opportunistic and invest in our current product lines and pursue acquisitions both within our existing product lines and new product lines. These activities may increase our operating costs both in the short and long-term.
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
Interest income, net
Interest expense, net consists primarily of:
•	interest income earned on cash held in the bank and notes receivable; and
•	interest expense related to capital leases.
Income tax expense
We recorded income tax expense of approximately $22,000 for the nine months ended September 30, 2011. We did not record an income tax benefit for the nine months ended September 30, 2010 as we provided a full valuation allowance against our deferred tax assets due to uncertainty regarding the realization of those deferred tax assets, primarily net operating loss carryforwards, in the future. The income tax expense in 2011 reflects an alternative minimum tax liability anticipated to be incurred in calendar 2011.
Results of Operations
The following table sets forth certain items as a percent of revenue for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue	100%	100%	100%	100%
Cost of revenue	17	20	19	21

Gross profit	83	80	81	79
Operating expenses:
Sales and marketing	45	47	49	55
General and administrative	23	30	24	28

Operating income (loss)	15	3	8	(4)
Interest income, net	—	—	1	—
Income tax expense	—	—	—	—

Net income (loss)	15%	3%	9%	(4)%

Comparison of the Three Months Ended September 30, 2011 and 2010
Revenue

	For the Three Months Ended
	September 30,
	2011	2010	Increase
Revenue	$5,625,070	$4,650,992	$974,078	21%
Revenue increased 21% for the three months ended September 30, 2011 as compared to the same period in 2010 primarily due to increased auction activity in our retail product line. This increase was partially offset by declines in our wholesale and environmental commodities product lines. The retail product line increase reflects an agreement with one of our energy suppliers for the payment of all amounts due us subsequent to August 1, 2011 associated with expected future energy usage without recourse. The net incremental increase in revenue was approximately $0.7 million. In addition, the retail product line reflected new customer wins with a concentration in the Pennsylvania electricity market and further growth in our channel partner network. Our wholesale product line increased primarily due to the timing of transactions in the third quarter of 2011 compared to the same period in 2010.
Cost of revenue

	For the Three Months Ended September 30,
	2011		2010
	$	% of Revenue	$	% of Revenue	Increase
Cost of revenue	$970,846	17%	$913,452	20%	$57,394	6%
Cost of revenue increased 6% for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 as increases in payroll and commission costs were partially offset by a decrease in amortization of capitalized software. Payroll costs increased due to a net increase of three supply desk employees during the quarter ended September 30, 2011 versus the same period last year. Commission costs increased due to the 21% increase in revenue. Cost of revenue as a percent of revenue decreased 3% due to the 21% increase in revenue.
Operating expenses

	For the Three Months Ended September 30,
	2011		2010
	$	% of Revenue	$	% of Revenue	Increase/(Decrease)
Sales and marketing	$2,512,191	45%	$2,177,921	47%	$334,270	15%
General and administrative	1,293,822	23	1,414,947	30	(121,125)	(9)

Total operating expenses	$3,806,013	68%	$3,592,868	77%	$213,145	6%
Sales and marketing expenses increased 15% for the three months ended September 30, 2011 as compared to the same period in 2010. This increase was primarily due to increases in channel partner commission costs from the 21% increase in revenue during the quarter. Sales and marketing expense as a percentage of revenue decreased 2% due to the 21% increase in revenue.
The 9% decrease in general and administrative expenses for the three months ended September 30, 2011 as compared to the same period in 2010 was primarily due to decreases in costs associated with bad debt and investor relations activities. These decreases were offset by transaction costs associated with the acquisition of Co-eXprise. General and administrative expenses as a percent of revenue decreased 7% due to the 21% increase in revenue and the cost decreases noted above.
Interest income, net
Interest income, net was approximately $14,000 for the three months ended September 30, 2011 compared to interest income, net of approximately $3,000 for the three months ended September 30, 2010. The increase in interest income in the third quarter of 2011 was primarily due to interest earned on a convertible note receivable with Retroficiency.
Income tax expense
We recorded income tax expense of approximately $7,000 for the three months ended September 30, 2011. We did not record an income tax benefit for the three months ended September 30, 2010 as we provided a full valuation allowance against our deferred tax assets due to uncertainty regarding the realization of those deferred tax assets, primarily net operating loss carryforwards, in the future. The income tax expense in 2011 reflects an alternative minimum tax liability anticipated to be incurred in calendar 2011.

Net income
Net income increased $0.7 million to $0.9 million for the three months ended September 30, 2011 primarily due to the 21% increase in revenue described above.
Comparison of the Nine Months Ended September 30, 2011 and 2010
Revenue

	For the Nine Months Ended
	September 30,
	2011	2010	Increase
Revenue	$15,180,140	$13,070,078	$2,110,062	16%
Revenue increased 16% for the nine months ended September 30, 2011 as compared to the same period in 2010 primarily due to increased auction activity in our retail product line. This increase was partially offset by declines in our wholesale and environmental product lines. The retail product line increase reflects an agreement with one of our energy suppliers for the payment of all amounts due us subsequent to August 1, 2011 associated with expected future energy usage without recourse. The net incremental increase in revenue was approximately $0.7 million. In addition, the retail product line reflected new customer wins with a concentration in the Pennsylvania electricity market and further growth in our channel partner network. Our wholesale and environmental commodities product lines decreased primarily due to the timing of transactions in the first nine months of 2011 compared to the same period in 2010.
Cost of revenue

	For the Nine Months Ended September 30,
	2011		2010
	$	% of Revenue	$	% of Revenue	Increase
Cost of revenue	$2,907,359	19%	$2,776,337	21%	$131,022	5%
Cost of revenue increased 5% for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 as increases in payroll and commission costs were partially offset by a decrease in amortization of capitalized software. Payroll costs increased due to an increase in supply desk employees during the nine months ended September 30, 2011 versus the same period last year. Commission costs increased due to the 16% increase in revenue. Cost of revenue as a percent of revenue decreased 2% due to the 16% increase in revenue.
Operating expenses

	For the Nine Months Ended September 30,
	2011		2010
	$	% of Revenue	$	% of Revenue	Increase/(Decrease)
Sales and marketing	$7,385,241	49%	$7,083,757	55%	$301,484	4%
General and administrative	3,610,892	24	3,690,895	28	(80,003)	(2)

Total operating expenses	$10,996,133	73%	$10,774,652	83%	$221,481	2%
The 4% increase in sales and marketing expense for the nine months ended September 30, 2011 as compared to the same period in 2010 primarily reflects an increase in channel partner commission costs associated with the 16% increase in revenue. Sales and marketing expense as a percentage of revenue decreased 6% due to the 16% increase in revenue.
The 2% decrease in general and administrative expenses related to the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily due to decreases in costs associated with investor relations activities and compliance costs. General and administrative expenses as a percent of revenue decreased 4% due to the 16% increase in revenue.
Interest income, net
Interest income, net was approximately $42,000 for the nine months ended September 30, 2011. Interest income substantially offset interest expense for the nine months ended September 30, 2010. The increase in interest income, net in the first nine months of 2011 was primarily due to interest earned on a convertible note receivable with Retroficiency.

Income tax expense
We recorded income tax expense of approximately $22,000 for the nine months ended September 30, 2011. We did not record an income tax benefit for the nine months ended September 30, 2010 as we provided a full valuation allowance against our deferred tax assets due to uncertainty regarding the realization of those deferred tax assets, primarily net operating loss carryforwards, in the future. The income tax expense in 2011 reflects an alternative minimum tax liability anticipated to be incurred in calendar 2011.
Net income (loss)
We reported net income for the nine months ended September 30, 2011 of approximately $1.3 million as compared to a net loss of approximately $0.5 million for the nine months ended September 30, 2010. The $1.8 million increase in net income is primarily due to the 16% increase in revenue net of increases for variable costs such as third party and internal commissions associated with the increase in revenue.
Liquidity and Capital Resources
At September 30, 2011, we had no commitments for material capital expenditures. We have identified and executed against a number of strategic initiatives that we believe are key components of our future growth, including: expanding our community of listers, bidders and channel partners on our exchanges; strengthening and extending our long-term relationships with government agencies; entering into other energy-related markets including wholesale transactions with utilities, the environmental commodities markets and demand response market; making strategic acquisitions; and growing our direct and inside sales force. As of September 30, 2011, our workforce numbered 60 reflecting the same number that we employed at December 31, 2010. At September 30, 2011, we had 22 professionals in our sales and marketing and account management groups, 26 in our supply desk group and 12 in our general and administrative group. While we did not add any employees associated with the Co-eXprise acquisition, we do anticipate our workforce increasing with our subsequent acquisitions of NES and GSE. The NES acquisition includes the repayment of $3.0 million in a note payable to the seller in three equal installments during the second half of 2012 and earn-out provisions of $0.25 million in each of the first and fourth quarters of 2012. The GSE acquisition requires up to a total of $4.5 million of future potential payments in the first quarters of 2012, 2013 and 2014 based on certain performance criteria in the form of earn-outs. We believe we have the resources to meet our long-term obligations under these arrangements based on cash on-hand, operating cash flows both from our base and recently acquired businesses, and availability under our current line-of-credit.
Comparison of September 30, 2011 to December 31, 2010

	September 30,	December 31,
	2011	2010	Increase
Cash and cash equivalents	$6,516,266	$3,559,288	$2,956,978	83%
Trade accounts receivable	$3,688,073	$3,124,328	$563,745	18
Days sales outstanding	64	58	6	10
Working capital	$7,602,969	$3,399,147	$4,203,822	124
Stockholders’ equity	$18,380,141	$11,212,012	$7,168,129	64
Cash and cash equivalents increased 83% primarily due to net proceeds of $5.3 million received from the sale of common stock in April 2011 and positive adjusted EBITDA of approximately $2.7 million for the nine months ended September 30, 2011. These increases were partially offset by the acquisition of Co-eXprise’s energy procurement business in September 2011 for $4.0 million and associated expenses. Trade accounts receivable increased 18% due to higher revenue in the third quarter versus the fourth quarter of 2010 and the inclusion of $0.4 million of Co-eXprise receivables. Days sales outstanding (representing accounts receivable outstanding at September 30, 2011 divided by the average sales per day during the current quarter, as adjusted for non-recurring items) increased 10% due to the timing of revenue recognized within the third quarter of 2011 as compared to the fourth quarter of 2010. The effects of our settlement with an energy supplier noted above have been eliminated from this calculation due to its non-recurring nature. Revenue from bidders representing 10% or more of our revenue increased to 24% from two bidders during the nine months ended September 30, 2011, from 23% from the same bidders during the same period in 2010.
Working capital (consisting of current assets less current liabilities) increased 124%, primarily due to the sale of common stock during the second quarter and net income of $1.3 million for the nine months ended September 30, 2011, partially offset by the acquisition of Co-eXprise’s energy procurement business in September 2011. Stockholders’ equity increased 64% for the nine months ended September 30, 2011 due to the sale of common stock in April 2011, and net income of $1.3 million and share-based compensation of $0.5 million for the nine months ended September 30, 2011.

Cash provided by operating activities for the nine months ended September 30, 2011 was $1.9 million as compared to a negative $0.1 million in 2010. This improvement was primarily due to positive adjusted EBITDA of $2.7 million in the first nine months of 2011 versus $1.2 million during the same period in 2010. Cash provided by investing and financing activities for the nine months ended September 30, 2011 was $1.1 million primarily due to net proceeds of $5.3 million received from the sale of common stock significantly offset by $4.0 million paid in the acquisition of Co-eXprise’s energy procurement business. Cash provided by investing and financing activities for the nine months ended September 30, 2010 was $0.1 million primarily due to $0.4 million in net proceeds from the sale of common stock, partially offset by a $0.2 million advance against a convertible note receivable with Retroficiency.
Adjusted EBITDA, representing net income or loss before interest, income taxes, depreciation, amortization, and share-based compensation charges for the nine months ended September 30, 2011 was a positive $2.7 million as compared to a positive $1.2 million for the same period in the prior year. This increase was primarily due to the $1.8 million improvement in net income as we recorded $1.3 million of net income during first nine months of 2011 compared to a net loss of $0.5 million for the same period in 2010. We have generated positive adjusted EBITDA for eight straight quarters resulting in a cumulative total of $4.9 million, including $3.5 million over the last four quarters. Please refer to the section below referencing “non-GAAP financial measures” for a reconciliation of non-GAAP measures to the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
In this Quarterly Report on Form 10-Q, we provide certain “non-GAAP financial measures”. A non-GAAP financial measure refers to a numerical financial measure that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable financial measure calculated and presented in accordance with GAAP in our financial statements. In this Quarterly Report on Form 10-Q, we provide adjusted EBITDA as additional information relating to our operating results. This non-GAAP measure excludes expenses related to share-based compensation, depreciation related to our fixed assets, amortization expense related to acquisition-related assets and capitalized software, interest expense on capital leases, interest income on invested funds and notes receivable, and income taxes. Management uses this non-GAAP measure for internal reporting and bank reporting purposes. We have provided this non-GAAP financial measure in addition to GAAP financial results because we believe that this non-GAAP financial measure provides useful information to certain investors and financial analysts in assessing our operating performance due to the following factors:
•
We believe that the presentation of a non-GAAP measure that adjusts for the impact of share-based compensation expenses, depreciation of fixed assets, amortization expense related to acquisition-related assets and capitalized software, interest expense on capital leases, interest income on invested funds and notes receivable, and income taxes, provides investors and financial analysts with a consistent basis for comparison across accounting periods and, therefore, is useful to investors and financial analysts in helping them to better understand our operating results and underlying operational trends;

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
GAAP net income (loss)	$855,144	$147,227	$1,296,544	$(480,866)
Less: Interest income, net	(14,183)	(2,555)	(41,646)	(45)
Add: Share-based compensation	171,389	186,677	488,897	541,986
Add: Amortization	292,572	300,878	847,633	1,001,302
Add: Depreciation	30,941	34,499	97,965	106,276
Add: Income taxes	7,250	—	21,750	—

Non-GAAP adjusted EBITDA	$1,343,113	$666,726	$2,711,143	$1,168,653

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
Revenue Estimation
Our estimates in relation to revenue recognition affect revenue and sales and marketing expense as reflected on our statements of operations, and trade accounts receivable and accrued commission accounts as reflected on our balance sheets. For any quarterly reporting period, we may not have actual usage data for certain energy suppliers and will need to estimate revenue. We initially record revenue based on the energy consumers’ historical usage profile. At the end of each reporting period, we adjust this historical profile to reflect actual usage for the period and estimate usage where actual usage is not available. For the nine months ended September 30, 2011, we estimated usage for approximately 12% of our revenue resulting in a positive 0.2%, or approximately $30,000, adjustment to increase revenue. This increase in revenue resulted in an approximate $7,000 increase in sales and marketing expense related to third party commission expense associated with those revenues. Corresponding adjustments were made to trade accounts receivable and accrued commissions, respectively. A 1% difference between this estimate and actual usage would have an approximate $18,000 effect on our revenue for the nine months ended September 30, 2011.
Allowance for Doubtful Accounts
We provide for an allowance for doubtful accounts on a specifically identified basis, as well as through historical experience applied to an aging of accounts, if necessary. Trade accounts receivable are written off when deemed uncollectible. To date write-offs have not been material.
Capitalized Software
Certain acquired software and significant enhancements to our software are capitalized in accordance with guidance from the Financial Accounting Standards Board (“FASB”). No internally developed software costs were capitalized during the nine months ended September 30, 2011 and 2010, respectively. We amortize internally developed and purchased software over the estimated useful life of the software (generally three years). During the nine months ended September 30, 2011 and 2010, approximately $95,000 and $214,000 were amortized to cost of revenues, respectively. Accumulated amortization was approximately $1,185,000 and $1,090,000 at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011 and December 31, 2010, capitalized software costs, net was approximately $36,000 and $131,000, respectively.
Our estimates for capitalization of software development costs affect cost of revenue and other assets as reflected on our consolidated statements of operations and on our consolidated balance sheets. During the nine months ended September 30, 2011, amortization expense was approximately 3.3% of cost of revenue. To the extent the carrying amount of the capitalized software costs may not be fully recoverable or that the useful lives of those assets are no longer appropriate, we may need to record an impairment (non-cash) charge and write-off a portion or all of the capitalized software balance on the balance sheet.

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
Our estimates in relation to income taxes affect income tax benefit and deferred tax assets as reflected on our statements of operations and balance sheets, respectively. The deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized in the near term. As of September 30, 2011, we had net deferred tax assets of approximately $7.3 million against which a full valuation allowance has been established. To the extent we determine that it is more likely than not that we will recover all of our deferred tax assets, it could result in an approximate $7.3 million non-cash tax benefit.

Share-Based Compensation
In accordance with guidance from the FASB, we recognize the compensation cost of share-based awards on a straight-line basis over the requisite service period of the award. For the nine months ended September 30, 2011, share-based awards consisted of stock options and stock warrants, respectively. The vesting period of share-based awards is determined by the board of directors, and is generally four years for employees.
The per-share weighted-average fair value of stock options granted during the nine months ended September 30, 2011 was $2.13, on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions and estimated forfeiture rates of 10%:

	Expected
	Dividend	Risk-Free	Expected	Expected
Nine Months ended September 30,	Yield	Interest Rate	Option Life	Volatility
2011	—	0.88%	4.75 years	100%
The per-share weighted-average fair value of stock warrants granted during the nine months ended September 30, 2011 was $0.83 on the date of grant, using the Black-Scholes option-pricing model with weighted-average assumptions for the risk-free interest rate, expected life and expected volatility of 0.16%, 0.75 years and 59%, respectively, and no estimated forfeiture rate for the nine months ended September 30, 2011.

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2011, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and procedures also were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
No material changes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
In connection with the vesting of restricted stock granted to employees, we withheld shares with value equivalent to employees’ minimum statutory obligations for the applicable income and other employment taxes. A summary of the shares withheld to satisfy employee tax withholding obligations for the three months ended September 30, 2011 is as follows:

			Total Number of	Maximum
	Total		Shares Purchased	Number of Shares
	Number of	Average	As Part of Publicly	That May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under
Period	Purchased	Per Share	Or Programs	The Plan
7/01/11 — 7/31/11	—	$—	—	—
8/01/11 — 8/31/11	71	$3.41	—	—
9/01/11 — 9/30/11	475	$3.09	—	—

Total	546	$3.13	—	—

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Removed and Reserved

Item 5.	Other Information
None.

Item 6.	Exhibits

10.1	Amendment No. 1 to Asset Purchase Agreement and Promissory Note, effective October 20, 2011, by and between the Company and Northeast Energy Solutions, LLC.

31.1	Certification of the Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Energy Solutions, Inc.
Dated: November 3, 2011	By:	/s/ Richard Domaleski
Richard Domaleski
Chief Executive Officer

Dated: November 3, 2011	By:	/s/ James Parslow
James Parslow
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

10.1	Amendment No. 1 to Asset Purchase Agreement and Promissory Note, effective October 20, 2011, by and between the Company and Northeast Energy Solutions, LLC

31.1	Certification of the Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002