Form 10-K
period 2011-12-31
World Energy Solutions, Inc.
filed 2012-03-08
CIK 1371781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011 or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant based on the last sale price of such stock as reported by the NASDAQ Capital Market on June 30, 2011 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $30,705,583.

As of March 2, 2012, the registrant had 11,874,259 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 17, 2012, are incorporated by reference into Part III of this Report.

World Energy Solutions, Inc.

Form 10-K

For the Year Ended December 31, 2011

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

PART I

Item 1. Business

Overview

World Energy Solutions, Inc. (“World Energy” or the “Company”) offers a range of energy management solutions to commercial and industrial businesses, institutions, utilities, and governments to reduce their overall energy costs. The Company comes to market with a holistic approach to energy management helping customers a) contract for the lowest price for energy, b) engage in energy efficiency projects to minimize quantity used and c) maximize available rebate and incentive programs. The Company made its mark on the industry with an innovative approach to procurement via its state-of-the-art online auction platforms, the World Energy Exchange®, the World Green Exchange® and the World DR Exchange®. With recent investments and acquisitions, World Energy is building out its energy efficiency practice—offering technology-enabled solutions such as online audits of facilities to identify retrofit options and project management services for retrofit implementation, believing this practice will also enable more cross-selling opportunities for commodity auctions. The Company is also taking its suite of solutions to the rapidly growing small- and medium-sized customer markets.

World Energy provides energy management services utilizing state-of-the-art technology and the experience of a seasoned team to bring lower energy costs to its customers. The Company uses a simple equation

E = P*Q-i

to help customers understand the holistic nature of the energy management problem. Total energy cost (E) is a function of Energy Price (P) times the Quantity of Energy Consumed (Q), minus any rebates or incentives (i) the customer can earn. This approach not only makes energy management more approachable for customers, simplifying what has become an increasingly dynamic and complex problem, it also highlights the inter-related nature of the energy management challenge. The Company asserts that point solution vendors may optimize one of the three elements, but it takes looking at the problem holistically to unlock the most savings.

In April 2010, we filed an S-3 registration statement with the Securities and Exchange Commission, or SEC, using a “shelf” registration, or continuous offering, process. Under this shelf registration process, we may, from time to time, issue and sell any combination of preferred stock, common stock or warrants, either separately or in units, in one or more offerings with a maximum aggregate offering price of $20,000,000, including the U.S. dollar equivalent if the public offering of any such securities is denominated in one or more foreign currencies, foreign currency units or composite currencies. In April 2011 we issued 1.5 million shares of common stock utilizing this shelf registration to several accredited institutional investors at $3.60 per share, yielding net proceeds of approximately $5.3 million. We intend to use this shelf registration for future offerings when prices and equity markets are beneficial to us.

The net proceeds raised to date were applied in the third and fourth quarters of 2011 to make three acquisitions. We purchased the book of energy contracts from Co-eXprise, Inc., expanding our customer base in the auction market, particularly in the government space. We acquired the assets and certain liabilities of Northeast Energy Solutions, LLC, a small efficiency shop based in Connecticut. Finally we acquired the assets and certain liabilities of GSE Consulting, LP, a mid-market broker principally serving the Texas market. These acquisitions strengthen our leadership position in energy auctions, supplement our emerging expansion efforts into the efficiency space, and provide us with strong base in the growing small- and medium-sized customer marketplaces of the energy brokerage industry.

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

Energy Suppliers: These entities take title to power and resell it directly to energy consumers. These are typically well-funded entities, which service both energy consumers directly and also work with ABCs, to contract with energy consumers. Presently, we estimate there are over 150 competitive suppliers, several of which operate on a national level and are registered in nearly all of the 16 states and the District of Columbia that permit CIG energy consumers to choose their electricity supplier and have deregulated pricing to create competitive markets. Of the 16 deregulated states, 13 have fully viable competitive markets.

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

Today, we estimate that utilities in over 40 states permit retail natural gas consumers to choose their natural gas commodity suppliers. In most instances, the local distribution utility still delivers the commodity to the consumers’ premises, even if a different supplier is selected to provide the commodity. The level of competitive choice available to retail CIG energy consumers has increased, with a wide range of products and a significant number of suppliers participating in both retail and wholesale transactions.

Demand Response

The electric power industry in North America faces enormous challenges to keep pace with the expected increase in demand for electricity and to manage the increased amount of intermittent renewable energy resources that are expected to be connected to the power grid in the future. Because electricity cannot be economically stored using commercially available technology today, it must be generated, delivered and consumed at the moment that it is needed by end-use customers. Maintaining a reliable electric power grid therefore requires real-time balancing between supply and demand. Power generation, transmission and distribution facilities are built to capacity levels that can service the maximum amount of anticipated demand plus a reserve margin intended to serve as a buffer to protect the system in critical periods of peak demand or unexpected events such as failure of a power plant or major transmission line. However, under-investment in generation, transmission and distribution infrastructure in recent years in key regions, coupled with a dramatic growth in electricity consumption over that same time period, has led to an increased frequency of voltage reductions—commonly known as brownouts—and blackouts, and periodically prevents the transport of power to constrained areas during periods of peak demand, which can affect reliability and cause significant economic impacts.

As the electric power industry confronts these challenges, demand response (DR) has emerged as an important solution to help address the imbalance in electric supply and demand. For example, the EPA 2005 declared it the official policy of the United States to encourage demand response and the adoption of devices that enable it. In addition, the Energy Independence and Security Act of 2007 ordered the FERC to conduct a nationwide assessment of demand response potential and create a national action plan to promote demand response at the federal level and support individual states in their own demand response initiatives.

Our customers in the DR market are energy consumers that agree to curtail their electricity consumption when requested by Regional Transmission Organizations (“RTOs”) or Independent System Operators (“ISOs”) during times of peak demand. We bring together these energy consumers with Curtailment Service Providers (“CSPs”) to auction off the energy consumers capacity. CSPs compete against each in a forward auction, bidding up the percentage of the demand response revenue that the energy consumer will receive from a specific DR program.

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

Large drivers of the overall efficiency market include the national Better Buildings initiative, which aims for 20% efficiency gains in commercial buildings by 2020 through cost-effective upgrades, and New York City’s Greener, Greater Buildings Plan aimed at reducing energy consumption by existing buildings, which account for 70-80% of the City’s total greenhouse gas emissions.

Several utilities offer incentive programs that encourage efficiency as well. These programs collect an efficiency surcharge from each customer in their territories, and then provide rebate programs that offset the costs of approved energy retrofits for lighting, mechanical and HVAC systems.

With our recent investments, extensive base of federal and state government clients, growing footprint in the commercial property space, and large channel partner network that includes leading energy service companies, we expanded our presence in the energy efficiency market with our acquisition of Northeast Energy Solutions, LLC (“NES”) in October 2011. NES focuses on turn-key electrical and mechanical energy efficiency measures serving commercial, industrial and institutional customers.

Wholesale Energy

The wholesale electricity market is the competitive market that connects generators (sellers) with utilities, electricity retailers and intermediaries (buyers) who purchase electricity to re-sell on the retail market. We estimate that total wholesale purchases of electric power in 2011 was over 4.1 billion MWh. Natural gas is an important input fuel for generators, and U.S. consumption of natural gas in 2010 exceeded 24 trillion cubic feet.

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

Environmental Commodities

Concerns about global warming have spawned a number of initiatives to reduce greenhouse gas emissions. The most widely adopted of these initiatives is the Kyoto Protocol pursuant to which many countries in Europe, Asia and elsewhere have created carbon cap and trade systems. In carbon cap and trade programs, carbon dioxide emission caps are established and producers of these emissions can buy or sell credits in order to meet their required allocations. While the United States did not ratify the Kyoto Protocol, there are a number of initiatives in the U.S. at the regional, state and local levels aimed at limiting greenhouse gas emissions, the most robust of which is the Regional Greenhouse Gas Initiative (“RGGI”).

In August 2008, we were awarded a two-year contract with RGGI, subsequently extended for an additional two-year period, which is the first mandatory, market based effort in the United States to reduce greenhouse gas emissions. RGGI selected our World Green Exchange® to sell allowances for the emitting of carbon dioxide emissions from the power sector. In accordance with this contract the Company has conducted quarterly auctions for RGGI over a three-and-half-year period and will conduct additional quarterly auctions through July 2012. We successfully completed fourteen quarterly auctions for RGGI through December 31, 2011.

Company Strategy and Operations

Overview

World Energy offers a range of energy management solutions to commercial and industrial businesses, institutions, utilities, and governments to reduce their overall energy costs. The Company comes to market with a holistic approach to energy management helping customers a) contract for the lowest price for energy, b) engage in energy efficiency projects to minimize quantity used and c) maximize available rebate and incentive programs. The Company made its mark on the industry with an innovative approach to procurement via its state-of-the-art online auction platforms, the World Energy Exchange®, the World Green Exchange® and the World DR Exchange®. With recent investments and acquisitions, World Energy is building out its energy efficiency practice—offering technology-enabled solutions such as online audits of facilities to identify retrofit options and project management services for retrofit implementation, believing this practice will also enable more cross-selling opportunities for commodity auctions. The Company is also taking its suite of solutions to the growing small- and medium-sized customer marketplaces.

World Energy provides energy management services utilizing state-of-the-art technology and the experience of a seasoned management team to bring lower energy costs to its customers. The company uses a simple equation

E = P*Q-i

to help customers to understand the holistic nature of the energy management problem. Total energy cost (E) is a function of Energy Price (P) times the Quantity of Energy Consumed (Q), minus any rebates or incentives (i) the customer can earn. This approach not only makes energy management more approachable for customers, simplifying what has become an increasingly dynamic and complex problem, it also highlights the inter-related nature of the energy management challenge. The Company asserts that point solution vendors may optimize one of the three elements, but it takes looking at the problem holistically to unlock the most savings. We help customers optimize this equation by applying the Seven Levers of Energy Management™—Planning, Sourcing, Risk Management, Efficiency, Sustainability, Incentives and Monitoring.

These Seven Levers are supported by state of the art technology developed or licensed by the Company. We have developed three online auction platforms, the World Energy Exchange®, the World Green Exchange® and, most recently, the World DR Exchange®. On the World Energy Exchange® energy consumers in North America are able to negotiate for the purchase or sale of electricity, natural gas and other energy resources from competing energy suppliers which have agreed to participate on our auction platform in a given event. On the World Green Exchange®, buyers and sellers negotiate for the purchase or sale of environmental commodities such as Renewal Energy Certificates (RECs), Verified Emissions Reductions (VERs) and Certified

Emissions Reductions (CERs). On the World DR Exchange®, CSPs and energy consumers are brought together in highly-structured auction events designed to yield price transparency, heighten competition, and maximize the energy consumers’ share of demand response revenues.

We bring bidders and listers together in our online marketplaces, often with the assistance of our channel partners, who identify and work with customers to consummate transactions. Our exchanges are comprised of a series of software modules that automate our comprehensive procurement process including:

•	energy and environmental commodities sourcing management — a database of suppliers and contacts;

•	lead management — a module to track prospective customers through the sales process;

•	deal and task management — a module to list, assign and track steps to complete a procurement successfully;

•	market intelligence — databases of information related to market rules and pricing trends for markets;

•	request for proposal, or RFP, development — a module to create RFPs with a variety of terms and parameters;

•	conducting auctions — underlying software to manage the bidding and timing of an auction and display the results;

•	portfolio management — a database of contracts, sites, accounts and usage;

•	risk management – monitoring, triggering and messaging tools;

•	commission reporting — a system to display forecasted and actual commissions due to channel partners; and

•	receivables management — a system to upload data received from suppliers and track payment receipt.

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

Contracts between energy consumers and energy suppliers are signed for a variety of term lengths, with a one-year contract term being typical for commercial and industrial energy consumers, and government contracts typically having two to three year, and occasionally five-year terms. Backlog relates to contracts in force on a given date representing transactions between bidders and listers on our platform related to commodity brokerage assuming listers consume energy at their historical levels or deliver credits at expected levels. The chart below displays our annualized and total backlog from year-end 2007 through 2011. Total backlog represents the revenue that we would derive over the remaining life of those contracts. Annualized backlog represents the revenue that we would derive from those contracts within the twelve months following the date on which the backlog is calculated. For any particular contract, annualized backlog is calculated by multiplying the energy consumer’s historical usage by our fixed contractual commission rate. This metric is not intended as an estimate of overall future revenues, since it does not purport to include revenues that may be earned during the relevant backlog period from new contracts or renewals of contracts that expire during such period. In addition, annualized backlog does not represent guaranteed future revenues, and to the extent actual usage under a particular contract varies from historical usage, our revenues under such contract will differ from the amount included in backlog.

In addition to retail electricity contracts, we have ongoing contractual arrangements with retail natural gas customers under which we deliver certain energy management and auction administration services for which we receive a monthly fee. Total and annualized backlog as at December 31, 2011 includes monthly management fees related to natural gas contracts of $1.0 million that have expected revenue associated with them from January 1, 2012 through December 31, 2012. These contracts can be terminated within 30 days notice per the terms of the contracts and, therefore, backlog does not include any revenue from expected contract renewals or expected fees beyond December 31, 2012.

Annualized Backlog

(in millions)

Total Backlog

(in millions)

Because the calculation of backlog is a calculation of a contracted commission rate multiplied by a historical energy usage figure and our management contracts are cancelable by our natural gas customers, our backlog may not necessarily be indicative of future results. Annualized backlog should not be viewed in isolation or as a substitute for our historical revenues presented in the financial statements included in this Form 10-K. Events that may cause future revenues from contracts in force to differ materially from our annualized backlog include the events that may affect energy usage, such as overall business activity levels, changes in energy consumers’ businesses, weather patterns and other factors described under “Risk Factors”. The Company also recognizes revenue from certain mid-market transactions as cash is received from the energy supplier.

Retail Natural Gas Transactions

There are two primary fee components to our retail natural gas services—transaction fees and management fees. Transaction fees are billed to and paid by the energy supplier awarded business on the platform. Transaction fees for natural gas and electricity awards are established prior to award and are the same for each supplier. For the majority of our natural gas transactions, we invoice the supplier upon the conclusion of the transaction based on the estimated energy volume transacted for the entire award term multiplied by the transaction fee. Management fees are paid by our energy consumers and are generally billed on a monthly basis for services rendered based on terms and conditions included in contractual arrangements. While substantially all of our retail natural gas transactions are accounted for in accordance with this policy, a certain percentage is accounted for as the natural gas is consumed by the customer.

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

Energy Efficiency Services

The Company generally recognizes revenues for energy efficiency services when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. Due to the short-term nature of projects (typically two to three weeks), the Company utilizes the completed-contract method. Revenues are recognized based upon factors such as passage of title, installation, payments and customer acceptance.

The Brokerage Process

Our brokerage process is supported by a variety of modules designed with the goal to find the best possible price while providing step-by-step process management and detailed documentation prior to, during and following the auction. Our process includes data collection and analysis, establishing the benchmark price, conducting multiple auction events to enable testing of various term and price combinations and assisting in contract completion. We create an audit trail of all the steps taken in a given transaction. Specific web pages track all information provided to energy suppliers including energy supplier calls, supplier invitations, usage profiles and desired contract parameters.

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

Prior to conducting the auction, the auction parameters, including target price, supplier preferences, contract terms, payment terms and product mix, as applicable, are discussed with the customer and agreed upon. Approximately two to five days prior to the auction, we will post RFPs with these auction parameters on our World Energy Exchange®, World DR Exchange® or World Green Exchange® and alert the potential bidders. Additionally, bidders are provided with information about the customer, historical energy usage information relating to the energy consumer’s facilities (if retail customers), and the desired contract parameters, several days in advance of the auction as part of the RFP. This advanced notice gives the bidders the opportunity to analyze the value of a potential deal and the creditworthiness of the customer. We believe that, using this information along with the auction parameters described in the RFP, the bidders develop a bidding strategy for the auction.

The auction is run on the World Energy Exchange®, World DR Exchange® or the World Green Exchange®, depending on the commodity auctioned. The auction creates a competitive bidding environment that is designed to cause bidders to deliver better prices in response to other competitive bids. Specifically, bidders enter an auction by submitting an opening bid at or better than the suggested opening bid posted on the RFP. After they enter the auction and assess the bidding activity, bidders may begin testing the competition by submitting a bid better than the then-leading bid. They do this presumably to test their pricing and to gauge the relative level of competition for the deal. There is typically a modest level of bidding and counter-bidding activity among bidders until the final 30 seconds of the auction when bidding activity tends to increase. In the final seconds, all bidders see the then-leading bid and must make a judgment as to how aggressively to submit their last bid in order to win the deal. At this point in the auction, bidders make their final bid without knowledge of what any other bidders are bidding. We call this a final “blind” bid.

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

Growth Strategy

Our overall objective is to leverage our preeminent position as the exchange of choice for executing transactions in energy, energy related services and environmental commodities to be a leader in the energy management space.

We seek to achieve our objective by expanding our community of channel partners, customers and bidders on our exchange, strengthening and expanding long-term relationships with government agencies, broadening our product offerings, making strategic acquisitions, and growing our sales force. Key elements of our strategy are as follows:

Leveraging New Products such as Demand Response, Risk Management and Efficiency. We continue to expand our offerings either organically (World DR Exchange) or via acquisition (risk management via Energy Gateway and efficiency via Northeast Energy Solutions), and sell them to new prospects or existing customers via our sales force and channel network.

Continuing to Develop Channel Partner Relationships. A significant amount of the customers using our auction platforms have been introduced to us through our channel partners. Our plan is to focus on developing and increasing our number of channel partner relationships in an effort to expand the base of customers using our auction platforms. We have consistently increased the number of channel partners since 2007 from 42 to 187 at December 31, 2011.

Strengthening and Expanding Long-term Relationships with Government Agencies. We intend to continue to build on the relationships we have established with federal, state and local government agencies. We expect that our expertise in brokering cost-saving energy contracts for government agencies will continue to be in demand as contract terms expire and governments look to contract for low energy prices in a competitive market.

Expand our Share in the Natural Gas Market. While our core competence has traditionally been in electricity brokerage for retail energy consumers, we significantly expanded our share of the natural gas market with our 2007 acquisition of EnergyGateway, LLC. This acquisition provided us with additional staff, natural gas expertise and a post-and-respond software solution to add to our auction capability. We expect this combination to continue to strengthen our natural gas offering and present cross-selling opportunities.

Continue to expand in the Wholesale Market. An important rationale for our initial public offering was to enter the wholesale market where we had initial success in 2006. We have grown our customer base from 12 in 2007 to 81 as of December 31, 2011, of which forty-nine have contributed to revenue to date.

Push into the Mid-Market: We see the mid-market as being a viable growth opportunity, and with our acquisition of GSE Consulting we added a base of expertise that can enable us to take their Texas footprint and expand it nationally.

Making Strategic Acquisitions. From time to time, we also pursue strategic acquisitions to help us expand geographically, add expertise and product depth, provide accretive revenue and profit streams or a combination of two or more of the above. We believe with our public currency and automated systems that we are a logical entity to roll up the industry.

Bidders, Listers and Channel Partners

Bidders. Our success is heavily dependent on our bidder relationships, the credibility of our bidders and the integrity of the auction process. Bidders include over 280 competitive electricity and natural gas suppliers and over 190 wholesale electricity suppliers registered on the World Energy Exchange®, representing a majority of all suppliers in the deregulated electricity and natural gas markets. To date, there are over 150 registered bidders on the World Green Exchange®. Of the registered energy suppliers, approximately 160 had active contracts with energy consumers that were brokered through our World Energy Exchange® as of December 31, 2011. Two of these bidders accounted for 23% and 22% in the aggregate of our revenue for the years ended December 31, 2011 and 2010, respectively. In order to participate in an auction event, bidders must register with us by either entering into a standard-form agreement pursuant to which the bidder is granted a license to access our auction platform and bid at auction events or by qualifying to participate in an auction pursuant to a government solicitation. Our national standard form agreement is typically for an indefinite term, may be terminated by either party upon 30 days prior written notice, is non-exclusive, non-transferable and cannot be sublicensed. Under our standard-form agreement or the government solicitation, the bidder agrees to pay us a commission, which varies from contract to contract and is based on a set rate per energy unit consumed by the lister.

Listers. Listers using our auction platform to procure energy, demand response and environmental commodities include government agencies, commercial and industrial energy consumers, utilities, municipal utilities, environmental commodity project owners, financial institutions and brokers. Government energy consumers have complex energy needs in terms of both scope and scale, which we believe can best be met with a technology-based solution such as our exchanges. Additionally, the automated nature of our exchanges is designed to support protest free auctions. We have brokered energy for the General Services Administration (“GSA”) and over 25 federal agencies, and numerous county and state governments including the 10 Northeast and Mid-Atlantic states participating in RGGI.

Our contracts for the online energy procurements with these governmental entities are typically for multiple years ranging from two to five years. During this contractual period, the governmental entity may run various auctions for different locations or agencies that fall under their purview. As a result, revenue from these customers could extend beyond the actual contractual term. As additional states open their electricity markets to competition and suppliers enter those markets creating a competitive landscape, we plan to actively market our services to them. These contracts do not require that the government energy consumer use our services and, as is typical in government procurements, contain termination for convenience and fiscal funding clauses. If a contract was terminated for convenience, it would typically not have any bearing on energy delivered through the termination date.

None of the energy consumers using our auction platform accounted for 10% or more of our aggregate revenue for the years ended December 31, 2011 and 2010, respectively.

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

Channel Partners. We also target customers through our channel partner model. These are firms with existing client relationships with certain customers that would benefit from the addition of an online procurement solution. Channel partners consist of a diverse array of companies including energy service companies, demand side consultants and manufacturers, ABCs and strategic sourcing companies, but in the most general terms they are resellers or distributors. As of December 31, 2011, we had entered into agreements with 187 channel partners that are currently engaged in efforts to source potential transactions to our exchanges, although not all have sourced a transaction for which an auction has been completed. Upon identifying opportunities with new channel partners, we enter into a channel partner agreement that grants the channel partner a non-exclusive right to sell our procurement process typically for a term of one year, which renews automatically unless terminated upon 30 days written notice. The channel partner receives a commission based generally on the amount of involvement of the channel partner in the procurement process.

Competition

Customers have a broad array of options when purchasing energy or environmental commodities. Retail energy consumers can either purchase energy directly from the utility at the utility’s rate or purchase energy in the deregulated market through one of the following types of entities: competitive energy suppliers, ABCs and online brokers. We compete with competitive energy suppliers, ABCs and other online brokers for energy consumers that are seeking an alternative to purchasing directly from the utility. Demand response customers typically negotiate demand response services directly with CSPs. Wholesale customers typically buy from generators, traders, traditional brokers who use phone-based methods, or bid-ask exchanges. Environmental commodity customers typically buy or sell directly through bilateral transactions, brokers, traders or bid-ask exchanges. Energy Efficiency Services customers typically use small to medium size lighting companies for their lighting efficiency measure. These lighting companies outsource any mechanical efficiency measures to small heating, ventilation, air condition (HVAC) contractors.

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

We operate our platform under the trade names “World Energy Exchange®” and “World Green Exchange®”. We own the following registered trademarks in the United States: World Energy Solutions®, World Green Exchange®, World DR Exchange® and World Energy Exchange®. We also own the following domain names: worldenergy.com, wesplatform.com, wexch.com, worldenergyexchange.com, echoicenet.com, e-choicenet.com, worldenergysolutions.com, worldenergysolutions.net, worldenergy.biz, worldgreenexchange.com, worldgreenexchange.biz, worldgreenexchange.info, worldgreenexchange.us, worldpowerexchange.com, and worldenergysolutionsinc.com. To protect our intellectual property, we rely on a combination of copyright and trade secret laws and the domain name dispute resolution system.

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

Personnel

As of December 31, 2011, we had eighty-two employees consisting of three members of senior management, forty sales and marketing employees, two information technology employees, twenty-nine supply desk employees and eight administrative employees. In addition, we rely on a number of consultants and other advisors. The extent and timing of any increase in staffing will depend on the availability of qualified personnel and other developments in our business. None of the employees are represented by a labor union, and we believe that we have good relationships with our employees.

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

We derived approximately 69% of our revenue during 2011 from the brokerage of electricity. Although our reliance on the brokerage of electricity has diminished as we implemented our strategy to expand into other markets, we believe that our revenue will continue to be highly dependent on the level of activity in the electricity market for the near future. Transaction volume in the electricity market is subject to a number of variables, such as consumption levels, pricing trends, availability of supply and other variables. We have no control over these variables, which are affected by geopolitical events such as war, threat of war, terrorism, civil unrest, political instability, environmental or climatic factors and general economic conditions. We are particularly vulnerable during periods when energy consumers perceive that electricity prices are at elevated levels since transaction volume is typically lower when prices are high relative to regulated utility prices. Accordingly, if electricity transaction volume declines sharply, our results will suffer.

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

We have significantly increased our operating expenses as we expanded our brokerage capabilities to offer additional energy-related products, increased our sales and marketing efforts, developed our administrative organization and made acquisitions. For the year ended December 31, 2011 we had net income of approximately $0.5 million. As we continue to invest in our business, we may incur operating losses. In addition, our budgeted expense levels are based, in significant part, on our expectations as to future revenue and are largely fixed in the short term. As a result, we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue which could compound those losses in any given fiscal period.

We continue to expand our business through the acquisition of other businesses and technologies which will present special risks.

We continue to expand our business in certain areas through the acquisition of businesses, technologies, products and services from other businesses. Acquisitions involve a number of special problems, including:

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

The consequences of a prolonged recession could include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. A lower level of economic activity could result in a decline in energy consumption and further weakened commodity markets, which could adversely affect our revenues and future growth. Economic downturns or periods of high energy supply costs typically lead to reductions in energy consumption and increased conservation measures. Instability in the financial markets as a result of a recession or otherwise, as well as insufficient financial sector liquidity, also could affect the cost of capital and our ability to raise capital.

We have limited operating experience and a history of operating losses, which may make it difficult for you to evaluate our business and prospects.

We have a limited operating history upon which you can evaluate our business and prospects. We began assisting in energy transactions in 2001 and introduced our current auction model in April of that same year. Further, while we did generate net income in 2011, we have a history of losses and, at December 31, 2011, we had an accumulated deficit of approximately $21.6 million. You must consider our business, financial history and prospects in light of the risks and difficulties we face as an early stage company with a limited operating history.

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

Our strategy is to improve our competitive position by implementing certain key strategic initiatives in advance of competitors, including the following:

•	leveraging new products such as demand response and efficiency;

•	continue to develop channel partner relationships;

•	strengthen and expand long-term relationships with government agencies;

•	move “downstream” into the small- and medium-sized customer segment;

•	target other energy-related markets;

•	target utilities in order to broker energy-related products for them; and

•	make strategic acquisitions.

While we have made significant progress in pursuing these initiatives, we cannot assure you that we will be successful in executing against any of these key strategic initiatives, or that our time to market will be sooner than that of competitors. Some of these initiatives relate to new services or products for which there are no established markets, or in which we lack experience and expertise. If we are unable to continue to implement some or all of our key strategic initiatives in an effective and timely manner, our ability to improve our competitive position may be negatively impacted, which would have a material adverse effect on our business and prospects.

We depend on the services of our senior executives and other key personnel, the loss of whom could negatively affect our business.

Our future performance will depend substantially on the continued services of our senior management and other key personnel, including our chief information officer, senior vice president of operations and our market directors. If any one or more of these persons leave their positions and we are unable to find suitable replacement personnel in a timely and cost efficient manner, our business may be disrupted and we may not be able to achieve our business objectives, including our ability to manage our growth and successfully implement our strategic initiatives. We do not have long-term employment agreements with any of our senior management or other key personnel and we do not have a non-competition agreement with our current chief executive officer.

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

We do not have contracts for fixed volumes with any of the bidders who use our auction platform. Two of these bidders accounted for 23% and 22% in the aggregate of our revenue for the years ended December 31, 2011 and 2010, respectively. The loss of these or other significant bidders will negatively impact our operations, particularly in the absence of our ability to locate additional national bidders. We do not have agreements with any of these bidders preventing them from directly competing with us or utilizing competing services.

We depend on a small number of key listers for a significant portion of our revenue, many of which are government entities that have no obligation to use our auction platform or continue their relationship with us, and the partial or complete loss of business of one or more of these consumers could negatively affect our business.

Our listers are comprised primarily of large businesses and government organizations. None of these listers represented more than 10% of our revenue for the years ended December 31, 2011 and 2010, respectively. Our government contracts are typically for multiple years but are subject to government funding contingencies and cancellation for convenience clauses. Although our non-government contracts create a short-term exclusive relationship with the lister, typically this exclusivity relates only to the specific auction event and expires during the term of the energy contract. Accordingly, we do not have ongoing commitments from these listers to purchase any of their incremental energy or environmental commodity requirements utilizing our auction platform, and they are not prohibited from using competing brokerage services. The loss of any of these key listers will negatively impact our revenue, particularly in the absence of our ability to attract additional listers to use our service.

We depend on our channel partners to establish and develop certain of our relationships with listers and the loss of certain channel partners could result in the loss of certain key listers.

We rely on our channel partners to establish certain of our relationships with listers. Our ability to maintain our relationships with our channel partners will impact our operations and revenue. We depend on the financial viability of our channel partners and their success in procuring listers on our behalf. One of our channel partners was involved with identifying and qualifying listers which entered into contracts that accounted for 16% of our revenue for the years ended December 31, 2011 and 2010, respectively. Channel partners may be involved in various aspects of a deal including but not limited to lead identification, the selling process, project management, data gathering, contract negotiation, deal closing and post-auction account management. To the extent that a channel partner ceases to do business with us, or goes bankrupt, dissolves, or otherwise ceases to carry on business, we may lose access to that channel partner’s existing client base, in which case the volume of energy traded through the World Energy Exchange® will be adversely affected and our revenue will decline.

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

We depend on third-party providers for web hosting of our online auction system, data management and other systems, as well as communications and networking equipment, computer hardware and software and related support and maintenance. There can be no assurance that any of these providers will be able to continue to provide these services without interruption and in an efficient, cost-effective manner or that they will be able to adequately meet our needs as our transaction volume increases. An interruption in or the cessation of such third-party services and our inability to make alternative arrangements in a timely manner, or at all, could have a material adverse effect on our business, financial condition and operating results. There is also no assurance that any agreements that we have in place with such third-party providers will be renewed, or if renewed, renewed on favorable terms.

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

We are currently not regulated as an energy provider or commodities dealer. Changes to the laws or regulations governing activities related to commodities trading or energy procurement, supply, distribution or sale, or transacting in energy-related products or securities could adversely affect the profitability of our brokerage operations or even our ability to conduct auctions. Changes to the current regulatory framework could result in additional costs and expenses or prohibit certain of our current business activities or future business plans. We cannot predict the form any such legislation or rule making may take, the probability of passage, and the ultimate effect on us.

Risks Relating to Intellectual Property

We may be unable to adequately protect our intellectual property, which could harm us and affect our ability to compete effectively.

We have developed proprietary software, logos, brands, service names and web sites, including our proprietary auction platform. Although we have taken certain limited steps to protect our proprietary intellectual property (including consulting with outside patent and trademark counsel regarding protection of our intellectual property and implementing a program to protect our trade secrets), we have not applied for any patents with respect to our auction platform. We have registered the following trademarks in the United States and certain other countries: World Energy Solutions, World Green Exchange, World DR Exchange® and World Energy Exchange and filed applications for these trademarks in additional countries. The steps we have taken to protect our intellectual property may be inadequate to deter misappropriation of our proprietary information or deter independent development of similar technologies by others. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, vendors, former employees and current employees, despite the existence of confidentiality agreements and other contractual restrictions. If our intellectual property rights are not adequately protected, we may not be able to continue to commercialize our services. We may be unable to detect the unauthorized use of, or take adequate steps to enforce, our intellectual property rights. In addition, certain of our trade names may not be eligible for protection if, for example, they are generic or in use by another party. Accordingly, we may be unable to prevent competitors from using trade names that are confusingly similar or identical to ours.

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

As of December 31, 2011 our executive officers and directors and entities affiliated with them, beneficially own, in the aggregate, approximately 20% of our outstanding common stock. In particular, Richard Domaleski, our chief executive officer, beneficially owns approximately 15% of our outstanding common stock. Our executive officers, directors and affiliated entities, if acting together, would be able to control or influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real property. We lease the business premises in the following locations for the stated principal uses:

Location	Approx. Floor Space (Sq. Ft.)	Principal Use
446 Main Street, Worcester, MA (1)	7,458	Executive office and general administration
1215 19th Street NW, Washington, DC (2)	200	Branch office
10001 Woodloch Forest Drive, The Woodlands, TX (3)	2,027	Branch office
200 Barr Harbor Drive, West Conshohocken, PA (4)	217	Branch office
4495 Bradenton Avenue, Dublin, OH (5)	4,500	Branch office
2 Alcap Ridge, Cromwell, CT (6)	4,120	Branch office
550 Bailey Avenue, Fort Worth, TX (7)	2,989	Branch office
200 Crescent Court, Dallas, TX (8)	6,680	Branch office
1225 North Loop West, Houston, TX (9)	3,090	Branch office

Note:

(1)	Pursuant to a five year lease agreement with Sovereign Bank, as amended, expiring December 31, 2011, at a monthly rate of $12,430 including a base charge for operating expenses and taxes. Subsequent to December 31 2011, the Company leased the office space as a tenant at will.

(2)	Pursuant to an at will lease agreement with Roosevelt Land, LP, at a monthly rate of $2,800 including a base charge for operating expenses and taxes.

(3)	Pursuant to a five-year lease agreement with NNN Waterway Plaza, expiring March 31, 2012, at a monthly rate escalating to $5,574 including a base charge for operating expenses and taxes.

(4)	Pursuant to a one-year lease agreement with Regus Management Group, LLC, expiring March 31, 2012, at a monthly rate of $1,938 plus certain operating expenses.

(5)	Pursuant to a 62-month lease agreement with Rickert Property Management, expiring July 31, 2012, at a monthly rate escalating to $3,750, plus certain operating expenses and taxes.

(6)	Pursuant to a five-year lease agreement with Alcap Associates, expiring November 30, 2015, at a monthly rate escalating to $1,782, plus certain operating expenses and taxes.

(7)	Pursuant to a five-year lease agreement with GC Museum Partners, LP, expiring June 30, 2014, at a monthly rate escalating to $6,558, plus certain operating expenses and taxes.

(8)	Pursuant to a 34-month lease agreement with Reservoir Operations, LP, expiring May 31, 2012, at a monthly rate of $15,030 including a base charge for operating expenses and taxes.

(9)	Pursuant to a 64-month lease agreement with 1225 North Loop Investments, Inc., expiring April 30, 2014, at a monthly rate of $4,506 including a base charge for operating expenses and taxes.

Item 3. Legal Proceedings

From time to time we may be a party to various legal proceedings arising in the ordinary course of our business. Our management is not aware of any litigation outstanding, threatened or pending as of the date hereof by or against us or our properties which we believe would be material to our financial condition or results of operations.

Item 4. Mine Safety Disclosures

None.

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

The following table sets forth the high and low closing prices per share reported on the NASDAQ for the years 2011 and 2010 (in U.S. $’s):

	High	Low
2011:
First quarter	$4.40	$2.30
Second quarter	$4.98	$3.20
Third quarter	$4.27	$2.91
Fourth quarter	$3.75	$2.63
2010:
First quarter	$3.30	$2.48
Second quarter	$3.45	$2.81
Third quarter	$3.10	$2.56
Fourth quarter	$2.97	$2.75

On March 2, 2012, the last reported sale price of our common stock on the NASDAQ was $4.82 per share and there were 107 holders of record of our common stock.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any dividends in the foreseeable future.

Information regarding our equity compensation plans required by this item is incorporated by reference to the information appearing under the caption “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

Recent Issuances of Unregistered Securities

On April 11, 2011, we closed on agreements with several accredited investors to issue approximately 1.5 million shares of our common stock at $3.60 per share, yielding gross proceeds of $5.5 million. A shelf registration statement relating to these securities was declared effective on April 21, 2010 by the Securities and Exchange Commission. We have used and we anticipate that we will continue to use this and future capital raises for strategic initiatives, including investments and acquisitions in the energy management space.

On October 13, 2011, we issued 83,209 shares of Common Stock of the Company (equal to approximately $250,000) to the Members of NES pursuant to an Asset Purchase Agreement (the “Agreement”) between the Company, NES and the Members of NES.

On October 31, 2011, we issued 1.0 million shares of Common Stock of the Company (equal to approximately $3.2 million) pursuant to an Asset Purchase Agreement between the Company, GSE Consulting, LP (“GSE”), Glenwood Energy Partners, Ltd. and Gulf States Energy, Inc.

Repurchase of Equity Securities

In connection with the vesting of restricted stock granted to employees, we withheld shares with value equivalent to employees’ minimum statutory obligations for the applicable income and other employment taxes. A summary of the shares withheld to satisfy employee tax withholding obligations for the three months ended December 31, 2011 is as follows:

			Total Number of	Maximum
	Total		Shares Purchased	Number of Shares
	Number of	Average	As Part of Publicly	That May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under
Period	Purchased	Per Share	Or Programs	The Plan
10/01/11 – 10/31/11	—	$—	—	—
11/01/11 – 11/30/11	71	$3.27	—	—
12/01/11 – 12/31/11	274	$3.04	—	—

Total	345	$3.09	—	—

Item 6. Selected Consolidated Financial Data

The following table summarizes our consolidated financial data for the periods presented. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those consolidated financial statements appearing elsewhere in this annual report. The selected consolidated statements of operations data for the fiscal years ended December 31, 2011, 2010 and 2009, and the selected consolidated balance sheet data as of December 31, 2011 and 2010 are derived from the audited consolidated financial statements, which are included elsewhere in this document. The selected consolidated statements of operations data for the years ended December 31, 2008 and 2007, and the consolidated balance sheet data at December 31, 2009, 2008 and 2007 are derived from our audited consolidated financial statements not included in this document. Historical results are not necessarily indicative of the results to be expected in future periods.

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
Consolidated Statement of Operations Data:
Revenue	$21,086,585	$17,984,662	$14,618,275	$12,444,692	$9,188,265
Cost of revenue	4,009,995	3,715,869	3,709,957	4,552,215	2,874,678

Gross profit	17,076,590	14,268,793	10,908,318	7,892,477	6,313,587

Operating expenses:
Sales and marketing	10,631,035	9,483,350	9,714,900	10,057,361	8,598,256
General and administrative	5,790,264	4,893,212	3,520,886	4,669,807	5,858,810

Total operating expenses	16,421,299	14,376,562	13,235,786	14,727,168	14,457,066

Operating income (loss)	655,291	(107,769)	(2,327,468)	(6,834,691)	(8,143,479)
Interest income (expense), net	(1,526)	8,682	(6,051)	39,531	563,294

Income (loss) before income taxes	653,765	(99,087)	(2,333,519)	(6,795,160)	(7,580,185)
Income tax expense	138,224	—	—	—	(1,061,720)

Net income (loss)	$515,541	$(99,087)	$(2,333,519)	$(6,795,160)	$(8,641,905)

Net income (loss) per common share -basic and diluted	$0.05	$(0.01)	$(0.27)	$(0.82)	$(1.08)

Weighted average shares outstanding — basic	10,521,910	9,067,834	8,512,060	8,310,315	7,979,359

Weighted average shares outstanding — basic	10,583,630	9,067,834	8,512,060	8,310,315	7,979,359

	As of December 31,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,837,801	$3,559,288	$2,046,909	$1,731,411	$7,001,884
Working capital (deficit)	(3,471,245)	3,399,147	1,548,986	742,478	5,323,622
Total assets	33,824,540	14,726,794	13,894,125	14,776,640	20,800,565
Long-term liabilities	2,596,699	1,205	16,003	3,737	46,222
Accumulated deficit	(21,565,497)	(22,081,038)	(21,981,951)	(19,648,432)	(12,853,272)
Total stockholders’ equity	$21,181,119	$11,212,012	$10,258,142	$11,009,131	$16,859,799

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

Overview

World Energy offers a range of energy management solutions to commercial and industrial businesses, institutions, utilities, and governments to reduce their overall energy costs. We come to market with a holistic approach to energy management helping customers a) contract for the lowest price for energy, b) engage in energy efficiency projects to minimize quantity used and c) maximize available rebate and incentive programs. We have primarily focused on our retail and wholesale energy procurement clients via our state-of-the-art online auction platforms, the World Energy Exchange®, the World Green Exchange® and the World DR Exchange®. With recent investments and acquisitions, we are building out our energy efficiency practice—offering technology-enabled solutions such as online audits of facilities to identify retrofit options and project management services for retrofit implementation, believing this practice will also enable more cross-selling opportunities for commodity auctions. We are also taking our suite of solutions to the rapidly growing small- and medium-sized customer marketplaces.

We provide energy management services utilizing state-of-the-art technology and the experience of a seasoned management team to bring lower energy costs to its customers. We use a simple equation:

E = P*Q-i

to help customers to understand the holistic nature of the energy management problem. Total energy cost (E) is a function of Energy Price (P) times the Quantity of Energy Consumed (Q), minus any rebates or incentives (i) the customer can earn. This approach not only makes energy management more approachable for customers, simplifying what has become an increasingly dynamic and complex problem, it also highlights the inter-related nature of the energy management challenge. We assert that point solution vendors may optimize one of the three elements, but it takes looking at the problem holistically to unlock the most savings.

In April 2011, we issued approximately 1.5 million shares of common stock to several accredited institutional investors at $3.60 per share, yielding net proceeds of approximately $5.3 million. We have used, and we anticipate that we will continue to use, this and future capital raises for strategic initiatives, including investments and acquisitions in the energy management space.

Acquisitions

Acquisitions are an important component of our business strategy. Our focus is on both our core procurement business as well as new product lines within the energy management services industry such as energy efficiency services. We account for acquisitions in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations.” During the third and fourth quarters of 2011 we acquired Co-eXprise, Inc. (“Co-eXprise”), Northeast Energy Solutions, LLC (“NES”) and GSE Consulting, LP (“GSE”). These acquisitions round out the Company’s capabilities in the energy efficiency arena, enable the company to enter the growing small- and medium-sized customer marketplaces, and consolidate the auction space.

In September 2011, we acquired certain contracts owned by Co-eXprise pursuant to a Contract Purchase Agreement between the Company and Co-eXprise. Pursuant to this agreement, we purchased all of the contracts and assumed certain obligations with respect to Co-eXprise’s energy procurement business. The purchase price was $4.0 million in cash, subject to certain escrowing provisions.

On October 13, 2011, we acquired substantially all of the assets and certain obligations of NES pursuant to an Asset Purchase Agreement between the Company, NES, Robert Boissonneault, Michael Santangelo, and Richard Galipeau. Pursuant to this agreement, we purchased all of the assets and assumed certain obligations with respect to NES’s business. The maximum purchase price was $4,754,131 consisting of $1,004,131 in cash, $3,000,000 paid in the form of a promissory note (the “Promissory Note”), as amended, 83,209 shares of our Common Stock paid to the sellers (equal to approximately $250,000), plus up to an additional $500,000 in contingent consideration (the “Contingent Consideration”). The Promissory Note is payable in cash and the Contingent Consideration is payable, subject to certain conditions, in cash. NES, located in Cromwell Connecticut, focuses on turn-key electrical and mechanical energy efficiency measures serving commercial, industrial and institutional customers.

On October 31, 2011, we acquired substantially all of the assets and certain obligations of GSE pursuant to an Asset Purchase Agreement between the Company, GSE, Glenwood Energy Partners, Ltd. and Gulf States Energy, Inc. GSE is a Texas based energy management and procurement company. The purchase price was $8.6 million at closing, consisting of $3.9 million in cash, $1.5 million in cash to pay off GSE debt, and 1.0 million shares of our Common Stock valued at $3.2 million based on the NASDAQ consolidated closing bid price on October 31, 2011. GSE may earn up to an additional $4.5 million of contingent consideration in cash based on the achievement of certain annualized new booking and renewal rate targets. The maximum purchase price if GSE achieves all of its contingent consideration targets is $13.1 million.

With the acquisition of NES, we plan to manage the business as two business segments: energy procurement and energy efficiency services.

Our business model is heavily dependent on our people. We have significantly grown our employee base from 20 at our initial public offering (“IPO”) in November 2006 to a current high of 82 at December 31, 2011. This planned investment has been and will continue to be a key component of our strategic initiatives and has resulted in revenue growth of over 350% to $21 million in 2011 since our initial public offering in 2006. While these infrastructure investments resulted in short–term operating losses, they began to generate incremental revenue in the late 2007 and positive adjusted EBITDA in ten of the last twelve quarters, including nine quarters in a row. Over these nine quarters we have generated positive adjusted EBITDA of $5.2 million, including $2.9 million in 2011. We have been able to fund our most recent acquisitions with cash on-hand and cash we have generated from operations and we will continue to focus on cash generating acquisitions in the future. These activities, however, will increase our operating costs both in the short and long-term and may require us to borrow against our current credit facility and/or raise funds through additional capital raises.

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

Demand Response Transactions

Demand response transaction fees are recognized when we have received confirmation from the DRP that the energy consumer has performed under the applicable RTO or ISO program requirements. The energy consumer is either called to perform during an actual curtailment event or is required to demonstrate its ability to perform in a test event during the performance period. For the PJM, an RTO that coordinates the movement of wholesale electricity in all or parts of 13 states and the District of Columbia, the performance period is June through September in a calendar year. Test results are submitted to the PJM by the DRPs and we receive confirmation of the energy consumer’s performance in the fourth quarter. DRPs typically pay us ratably on a quarterly basis throughout the demand response fiscal (June to May) year. As a result, a portion of the revenue we recognize is reflected as unbilled accounts receivable.

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

Energy Efficiency Services

The Company generally recognizes revenues for energy efficiency services when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. Due to the short-term nature of projects (typically two to three weeks), the Company utilizes the completed-contract method. Revenues are recognized based upon factors such as passage of title, installation, payments and customer acceptance.

Cost of revenue

Cost of revenue consists primarily of:

•

salaries, employee benefits and share-based compensation associated with our auction management services, which are directly related to the development and production of the online auction and maintenance of market-related data on our auction platform and monthly management fees (our supply desk function);

•	amortization of capitalized costs associated with our auction platform and acquired developed technology; and

•	rent, depreciation and other related overhead and facility-related costs.

Sales and marketing

Sales and marketing expenses consist primarily of:

•	salaries, employee benefits and share-based compensation related to sales and marketing personnel;

•	third party commission expenses to our channel partners;

•	travel and related expenses;

•	amortization related to customer relationships and contracts;

•	rent, depreciation and other related overhead and facility-related costs; and

•	general marketing costs such as trade shows, marketing materials and outsourced services.

General and administrative

General and administrative expenses consist primarily of:

•	salaries, employee benefits and share-based compensation related to general and administrative personnel;

•	accounting, legal, and other professional fees; and

•	rent, depreciation and other related overhead and facility-related costs.

Interest income (expense), net

Interest income (expense), net consists primarily of:

•	interest income earned on cash held in the bank and note receivable; and

•	interest expense related to capital leases, note payable and contingent consideration.

Income tax expense

We recorded income tax expense of approximately $138,000 for the year ended December 31, 2011. We did not record an income tax benefit for the years ended December 31, 2010 and 2009 as we provided a full valuation allowance against our deferred tax assets due to uncertainty regarding the realization of those deferred tax assets, primarily net operating loss carryforwards, in the future. The income tax expense in 2011 reflects an alternative minimum tax liability and certain state and local tax liabilities incurred in calendar 2011.

Results of Operations

The following table sets forth certain items as a percent of revenue for the periods presented:

	For the Years Ended December 31,
	2011	2010	2009
Revenue	100%	100%	100%
Cost of revenue	19	21	25

Gross profit	81	79	75
Operating expenses:
Sales and marketing	50	53	67
General and administrative	28	27	24

Operating income (loss)	3	(1)	(16)
Interest income (expense), net	—	—	—
Income tax expense	(1)	—	—

Net income (loss)	2%	(1)%	(16)%

Comparison of the Years Ended December 31, 2011 and 2010

Revenue

	For the Years Ended
	December 31,
	2011	2010	Increase
Revenue	$21,086,585	$17,984,662	$3,101,923	17%

Revenue increased 17% for the year ended December 31, 2011 as compared to the year ended December 31, 2010 primarily due to increased auction activity in our retail product line and contributions from our recently completed acquisitions. These increases were partially offset by declines in our wholesale and environmental commodities product lines. The retail product line reflected new customer wins with a concentration in the Pennsylvania electricity market, revenue related to an agreement with one of our energy suppliers for the payment of all future amounts due us subsequent to August 1, 2011 and further growth in our channel partner network. Our gas, wholesale and green product lines decreased primarily due to decreased activity and the timing of transactions compared to the same periods in 2010. Our Energy Efficiency Service Segment generated $50,000 in revenue for 2011. There was no revenue from this segment in 2010.

Cost of revenue

	For the Years Ended December 31,
	2011		2010
	$	% of Revenue	$	% of Revenue	Increase
Cost of revenue	$4,009,995	19%	$3,715,869	21%	$294,126	8%

Cost of revenue increased 8% for the year ended December 31, 2011 as compared to the year ended December 31, 2010 as increases in payroll and commission costs were partially offset by a decrease in amortization of capitalized software. Payroll costs increased due to a net increase in supply desk employees in 2011 including the addition of employees from our recent acquisitions. Commission costs increased due to the 17% increase in revenue. Our Energy Efficiency Services segment incurred $0.1 million of supply desk costs in 2011 including payroll and project materials. This segment did not incur any cost of revenue in 2010. Cost of revenue as a percent of revenue decreased 2% due to the 17% increase in revenue, which was substantially offset by the increase in costs.

Operating expenses

	For the Years Ended December 31,
	2011		2010
	$	% of Revenue	$	% of Revenue	Increase
Sales and marketing	$10,631,035	50%	$9,483,350	53%	$1,147,685	12%
General and administrative	5,790,264	28	4,893,212	27	897,052	18

Total operating expenses	$16,421,299	78%	$14,376,562	80%	$2,044,737	14%

Sales and marketing expenses increased 12% for the year ended December 31, 2011 as compared to the year ended December 31, 2010 due to increases in third party commission costs, amortization of intangible assets and, to a lesser extent, payroll and internal commission costs. Third party commission costs increased due to the 17% increase in revenue. Amortization expense increased due to acquisitions completed during 2011. Payroll costs increased due to a net increase of seventeen sales and marketing employees in 2011 from companies acquired in the fourth quarter of 2011. Our Energy Efficiency Services segment incurred $0.2 million of sales and marketing costs in 2011 including payroll, commissions and travel costs. This segment did not incur any sales and marketing expense in 2010. Sales and marketing expense as a percentage of revenue decreased 3% due to the 17% increase in revenue substantially offset by the 12% increase in costs.

The 18% increase in general and administrative expenses for the year ended December 31, 2011 as compared to the same period in 2010 was primarily due to $0.7 million in costs directly related to acquisition related activities including audits, valuation service, legal, broker and travel costs, and an increase in payroll costs for personnel to support ongoing corporate activities. General and administrative expenses as a percent of revenue remained the same as 2010 as the 17% increase in revenue offset the 18% increase in costs.

Interest income (expense), net

Interest expense, net was approximately $2,000 for the year ended December 31, 2011 and interest income, net was approximately $9,000 for the year ended December 31, 2010. Interest income increased approximately $40,000 in 2011 due to interest earned on a convertible note receivable with Retroficiency. Interest expense increased approximately $50,000 primarily due to interest on the notes payable to NES and interest on the GSE contingent consideration.

Income tax expense

We recorded income tax expense of approximately $0.1 million for the year ended December 31, 2011. We did not record an income tax benefit for the year 2010 as we provided a full valuation allowance against our deferred tax assets due to uncertainty regarding the realization of those deferred tax assets, primarily net operating loss carryforwards, in the future. The income tax expense in 2011 reflects an alternative minimum tax and state and local income tax liability anticipated to be incurred in calendar 2011.

Net income (loss)

We reported net income for the year ended December 31, 2011 of approximately $0.5 million as compared to a net loss of approximately $0.1 million for the year ended December 31, 2010. The increase in net income in 2011 is primarily due to the 17% increase in revenue partially offset by acquisition costs, increases in internal and third party commissions, increased amortization expense related to our acquisitions and costs incurred by our Energy Efficiency Services segment and from our GSE acquisition.

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

Liquidity and Capital Resources

At December 31, 2011, we had no commitments for material capital expenditures. We have identified and executed against a number of strategic initiatives that we believe are key components of our future growth, including: expanding our community of listers, bidders and channel partners on our exchanges; strengthening and extending our long-term relationships with government agencies; entering into other energy-related markets including wholesale transactions with utilities, energy efficiency, and demand response; making strategic acquisitions; and growing our direct and inside sales force. Through December 31, 2011 we funded our acquisitions through the use of cash on-hand and cash generated from operations.

As part of the consideration for NES, we are committed to repay $3.0 million in notes payable to the sellers plus interest in three equal installments on July 2, October 1 and December 28, 2012, respectively. In addition, we have a commitment to pay contingent consideration of $0.25 million in the first quarters of 2012 and 2013, respectively, if certain milestones and financial performance criteria are met. During the first quarter of 2012, we paid $0.25 million to the sellers as the performance criteria of the first milestone was met. As part of the consideration paid to the former owners of GSE, we are required to pay up to a maximum of $4.5 million of contingent consideration in each of the first quarters of 2012, 2013 and 2014 based on certain performance criteria. We made a $2.0 million payment during the first quarter of 2012 as GSE had met the performance criteria for the 2012 contingent consideration.

While we believe we have the resources to meet our long-term obligations under these arrangements based on cash on-hand and the operating cash flows both from our base and these recently acquired businesses, we entered into an amended $5.0 million credit facility with Silicon Valley Bank subsequent to year end to meet our short-term requirements under these arrangements. Under the amended facility, we borrowed $2.5 million under a 4-year term note (9-months interest only; 39 equal installments of principal and interest) and have $2.5 million available under a line-of-credit. We did not borrow against the line-of-credit. We believe our resources are adequate to meet our continuing obligations under these arrangements. All of our acquisitions have historically generated operating cash flow and we believe our cash flows will be adequate to meet the contingent consideration payments when due, if any, to meet our obligations under the term note, and to repay the Notes payable to seller when due.

Comparison of December 31, 2011 to December 31, 2010

	December 31, 2011	December 31, 2010	Increase/(Decrease)
Cash and cash equivalents	$1,837,801	$3,559,288	$(1,721,487)	(48)%
Trade accounts receivable	4,057,215	3,124,328	932,887	30
Days sales outstanding	60	58	2	3
Working capital (deficit)	(3,471,245)	3,399,147	(6,870,392)	(202)
Stockholders’ equity	21,181,119	11,212,012	9,969,107	89

Cash and cash equivalents decreased 48% primarily due to approximately $10.4 million paid to acquire companies in 2011 and $0.7 million of associated acquisition costs. These decreases were partially offset by net proceeds of $5.3 million received from the sale of common stock in April 2011 and positive adjusted EBITDA of approximately $2.9 million generated during 2011. Days sales outstanding (representing accounts receivable outstanding at December 31, 2011 divided by the average sales per day during the current quarter, as adjusted for non-recurring items) increased 5% due to the timing of in period revenue recognized within the fourth quarter of 2011 as compared to the fourth quarter of 2010. Revenue from bidders representing 10% or more of our revenue increased to 23% from two bidders during the year ended December 31, 2011, from 22% from the same bidders during the same period in 2010.

The working capital deficit (consisting of current assets less current liabilities) of $3.5 million was primarily due to approximately $10.4 million paid for acquisitions, notes payable to seller of $3.0 million and the current portion of contingent consideration accrued in the amount of $2.3 million. These amounts were partially offset by the sale of common stock during the second quarter and net income of $0.5 million for the year ended December 31, 2011. Stockholders’ equity increased 89% for the twelve months ended December 31, 2011 due to the sale of common stock in April 2011, the issuance of common stock for acquisitions, net income and share-based compensation for the year ended December 31, 2011.

Cash provided by operating activities for the year ended December 31, 2011 was approximately $3.6 million as compared to approximately $1.7 million in 2010. This improvement was primarily due to adjusted EBITDA of $2.9 million in 2011 versus $2.0 million in 2010, and an approximate $1.2 million increase in accounts payable and accrued expenses, primarily related to transaction related costs. Cash used in investing and financing activities for the year ended December 31, 2011 was approximately $5.4 million primarily due to cash used for acquisitions, which was partially offset by net proceeds received from the sale of common stock. Cash used in investing and financing activities for the year ended December 31, 2010 was approximately $0.1 million primarily due to the $0.4 million funding of Retroficiency, which was substantially offset by $0.4 million in net proceeds from the sale of common stock.

Adjusted EBITDA, representing net income or loss before interest, income taxes, depreciation, amortization, and share-based compensation charges for the year ended December 31, 2011 was $2.9 million as compared to $2.0 million for the same period in the prior year. This increase was primarily due to the $0.6 million improvement in net income as we recorded $0.5 million of net income in 2011 compared to a net loss of $0.1 million in 2010. We have generated positive adjusted EBITDA for nine straight quarters for a cumulative total of $5.2 million. Please refer to the section below referencing “non-GAAP financial measures” for a reconciliation of non-GAAP measures to the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Comparison of December 31, 2010 to December 31, 2009

	December 31, 2010	December 31, 2009	Increase/(Decrease)
Cash and cash equivalents	$3,559,288	$2,046,909	$1,512,379	74%
Trade accounts receivable	3,124,328	2,909,024	215,304	7
Days sales outstanding	58	76	(18)	(24)
Working capital	3,399,147	1,548,986	1,850,161	119
Stockholders’ equity	11,212,012	10,258,142	953,870	9

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

Adjusted EBITDA, representing net loss excluding share-based compensation charges, depreciation, amortization, and net interest income (expense), for the year ended December 31, 2010 was a positive $2.0 million as compared to a negative $38,000 for the same period in the prior year. This increase was primarily due to the $2.2 million decrease in net loss. Please refer to the section below entitled “Use of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable measure calculated and presented in accordance with GAAP.

Contractual Obligations and Other Commercial Commitments

The table below summarizes our gross contractual obligations and other commercial commitments as of December 31, 2011. As of December 31, 2011, we did not have any purchase obligations other than our capital and operating leases.

Contractual Obligations	2012	2013	2014	2015	Total
Capital leases	$16,637	$12,855	$—	$—	$29,492
Operating leases	280,327	162,865	79,166	21,028	543,385

Total contractual obligations	$296,964	$175,720	$79,166	$21,028	$572,877

Use of Non-GAAP Financial Measures

In this Annual Report on Form 10-K, we provide certain “non-GAAP financial measures”. A non-GAAP financial measure refers to a numerical financial measure that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable financial measure calculated and presented in accordance with GAAP in our financial statements. In this Annual Report on Form 10-K, we provide adjusted EBITDA as additional information relating to our operating results. This non-GAAP measure excludes expenses related to share-based compensation, depreciation related to our fixed assets, amortization expense related to acquisition-related assets and capitalized software, interest expense on capital leases, bank borrowings, notes payable to sellers and contingent consideration, interest income on invested funds and notes receivable, and income taxes. Management uses this non-GAAP measure for internal reporting and bank reporting purposes. We have provided this non-GAAP financial measure in addition to GAAP financial results because we believe that this non-GAAP financial measure provides useful information to certain investors and financial analysts in assessing our operating performance due to the following factors:

•

We believe that the presentation of a non-GAAP measure that adjusts for the impact of share-based compensation expenses, depreciation of fixed assets, amortization expense related to acquisition-related assets and capitalized software, interest expense on capital leases, bank borrowings, seller notes and contingent consideration, interest income on invested funds and notes receivable, and income taxes, provides investors and financial analysts with a consistent basis for comparison across accounting periods and, therefore, is useful to investors and financial analysts in helping them to better understand our operating results and underlying operational trends;

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

•

We do not regularly enter into capital leases, bank debt, seller notes and/or pay interest on contingent consideration. Our capital leases relate primarily to computer and office equipment and seller notes and contingent consideration relate to acquisition activities. Interest expense is fixed at the time of purchase and recorded over the life of the lease and generally cannot be changed or influenced by management after the purchase;

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

	For the Years Ended December 31,
	2011	2010	2009
GAAP net income (loss)	$515,541	$(99,087)	$(2,333,519)
Add: Interest (income) expense, net	1,526	(8,682)	6,051
Add: Income taxes	138,224	—	—
Add: Share-based compensation	609,820	671,323	633,285
Add: Amortization of intangibles	1,347,135	1,026,890	1,199,112
Add: Amortization of other assets	126,953	267,601	310,461
Add: Depreciation	146,946	139,612	146,322

Non-GAAP adjusted EBITDA	$2,886,145	$1,997,657	$(38,288)

Non-GAAP adjusted EBITDA per share	$0.27	$0.22	$(0.00)

Weighted average diluted shares	10,583,630	9,182,767	8,512,060

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

The most judgmental estimates affecting our consolidated financial statements are those relating to revenue recognition and the estimate of actual energy delivered from the bidder to the lister of such energy; share-based compensation; the valuation of intangible assets and goodwill; the valuation of contingent consideration; impairment of long-lived assets; and estimates of future taxable income as it relates to the realization of our net deferred tax assets. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates; future results of operations may be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Refer to Note 2 of our consolidated financial statements filed herewith for a description of our accounting policies.

Revenue Recognition

Retail Electricity Transactions

We earn a monthly commission on energy sales contracted through its online auction platform from each bidder or energy supplier based on the energy usage transacted between the bidder and lister or energy consumer. Our commissions are not based on the retail price for electricity; rather on the amount of energy consumed. Commissions are calculated based on the energy usage transacted between the energy supplier and energy consumer multiplied by our contractual commission rate. Revenue from commissions is recognized as earned on a monthly basis over the life of each contract as energy is consumed, provided there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, has been successfully demonstrated.

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

In addition, we analyze this estimated data based on overall industry trends including prevailing weather and usage data. Once the actual data is received, we adjust the estimated accounts receivable and revenue to the actual total amount in the period during which the payment is received. Based on management’s current capacity to obtain actual energy usage, we currently estimate four to six weeks of revenue at the end of its accounting period. Differences between estimated and actual revenue have been within management’s expectations and have not been material to date.

We also recognize revenue from certain mid-market transactions as cash is received from the energy supplier. We do not invoice our electricity energy suppliers for monthly commissions earned and, therefore, we report a substantial portion of our receivables as “unbilled.” Unbilled accounts receivable represents management’s best estimate of energy provided by the energy suppliers to the energy consumers for a specific completed time period at contracted commission rates and is made up of two components. The first component represents energy usage for which we have received actual data from the supplier and/or the utility but for which payment has not been received at the balance sheet date. The majority of our contractual relationships with energy suppliers require them to supply actual usage data to us on a monthly basis and remit payment to us based on that usage. The second component represents energy usage for which we have not received actual data, but for which we have estimated usage. Commissions paid in advance by certain energy suppliers are recorded as deferred revenue and amortized to commission revenue on a monthly basis on the energy exchanged that month.

Retail Natural Gas Transactions

There are two primary fee components to our retail natural gas services: transaction fees and management fees. Transaction fees are billed to and paid by the energy supplier awarded business on the platform. These fees are established prior to award and are the same for each supplier. For the majority of our natural gas transactions, the supplier is billed upon the conclusion of the transaction based on the estimated energy volume transacted for the entire award term multiplied by the transaction fee. Management fees are paid by our energy consumers and are generally billed on a monthly basis for services rendered based on terms and conditions included in contractual arrangements. While substantially all of our retail natural gas transactions are accounted for in accordance with this policy, a certain percentage are accounted for as the natural gas is consumed by the customer and recognized as revenue in accordance with the retail electricity transaction revenue recognition methodology described above.

Demand Response Transactions

Demand response transaction fees are recognized when we receive confirmation from the CSP that the energy consumer has performed under the applicable RTO or ISO program requirements. The energy consumer is either called to perform during an actual curtailment event or is required to demonstrate its ability to perform in a test event during the performance period. For PJM the performance period is June through September in a calendar year. Test results are submitted to PJM by the CSPs and we receive confirmation of the energy consumer’s performance in the fourth quarter. CSPs typically pay us ratably on a quarterly basis throughout the demand response fiscal (June to May) year. As a result, a portion of the revenue we recognize is reflected as unbilled accounts receivable.

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

Revenue Estimation

Our estimates in relation to revenue recognition affect revenue and sales and marketing expense as reflected on our statements of operations, and trade accounts receivable and accrued commission accounts as reflected on our balance sheets. For any quarterly reporting period, we may not have actual usage data for certain energy suppliers and will need to estimate revenue. We initially record revenue based on the energy consumers’ historical usage profile. At the end of each reporting period, we adjust this historical profile to reflect actual usage for the period and estimate usage where actual usage is not available. For the year ended December 31, 2011, we estimated usage for approximately 9% of our revenue resulting in a negative 0.3%, or approximately $68,000, adjustment to decrease revenue. This decrease in revenue resulted in an approximate $20,000 decrease in sales and marketing expense related to third party commission expense associated with those revenues. Corresponding adjustments were made to trade accounts receivable and accrued commissions, respectively. A 1% difference between this estimate and actual usage would have an approximate $19,000 effect on our revenue for the year ended December 31, 2011.

Energy Efficiency Services

We generally recognize revenues for energy efficiency services when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. Due to the short-term nature of projects (typically two to three weeks), we utilize the completed-contract method. Revenues are recognized based upon factors such as passage of title, installation, payments and customer acceptance.

Allowance for Doubtful Accounts

We provide for an allowance for doubtful accounts on a specifically identified basis, as well as through historical experience applied to an aging of accounts, if necessary. Trade accounts receivable are written off when deemed uncollectible. To date write-offs have not been material.

Goodwill

We use assumptions in establishing the carrying value and fair value of our goodwill. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired businesses. We account for goodwill that results from acquired businesses in accordance with guidance with the Financial Accounting Standards Board (“FASB”), under which goodwill and intangible assets having indefinite lives are not amortized but instead are assigned to reporting units and tested for impairment annually or more frequently if changes in circumstances or the occurrence of events indicate possible impairment.

We perform an annual impairment review during the fourth fiscal quarter of each year, or earlier, if indicators of potential impairment exist. The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit whereby the carrying amount of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill will be recorded as an impairment loss. We performed our annual impairment analysis in December 2011 and determined that no impairment of our goodwill existed.

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

Fair Value of Financial Instruments

We follow ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), for fair value measurements. ASC 820-10 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value, which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The hierarchy established under ASC 820-10 gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

Level 1—Pricing inputs are quoted prices available in active markets for identical investments as of the reporting date. As required by ASC 820-10, the Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

Level 2—Pricing inputs are quoted prices for similar investments, or inputs that are observable, either directly or indirectly, for substantially the full term through corroboration with observable market data. Level 2 includes investments valued at quoted prices adjusted for legal or contractual restrictions specific to these investments.

Level 3—Pricing inputs are unobservable for the investment, that is, inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability. Level 3 includes investments that are supported by little or no market activity.

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

Our estimates in relation to income taxes affect income tax benefit and deferred tax assets as reflected on our statements of operations and balance sheets, respectively. The deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized in the near term. As of December 31, 2011, we had net deferred tax assets of approximately $7.1 million against which a full valuation allowance has been established. To the extent we determine that it is more likely than not that we will recover all of our deferred tax assets, it could result in an approximate $7.1 million non-cash tax benefit.

Share-Based Compensation

We recognize the compensation cost from share-based awards on a straight-line basis over the requisite service period of the award. For the years ended December 31, 2011 and 2010, share based awards consisted of stock options and stock warrants, and for the year ended December 31, 2009, share-based awards consisted of grants of restricted stock and stock options. The restrictions on the restricted stock lapse over the vesting period. The vesting period of share-based awards is determined by the board of directors, and is generally four years for employees.

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment, an amendment to FASB ASC Topic 350, Intangibles—Goodwill and Other. The update provides an entity with the option to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the qualitative factors, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test as described in FASB ASC Topic 350. Entities have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step impairment test as well as resume performing the qualitative assessment in any subsequent period. The ASU is effective for our annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect the impact of adopting this ASU to be material to our financial position, results of operations or cash flows.

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

Cyclicality

We believe that our business will continue to be cyclical in nature and is tied, in part, to market energy prices which impact transaction volume. When energy prices increase in competitive markets above the price levels of the regulated utilities, energy consumers are less likely to lock-in to higher fixed price contracts in the competitive markets and so they are less likely to use our auction platform. Conversely, when energy prices decrease in competitive markets below the price levels of the regulated utilities, energy consumers are more likely to lock-in to lower fixed price contracts in the competitive markets and they are more likely to use our auction platform. Although our short term revenue is impacted by usage trends, these cyclical effects will also have longer term implications on our business because we derive future revenue from current auctions. Our Energy Efficiency Services segment tends to experience higher revenue in the third and fourth quarters as utilities approve funding for projects to be completed by the end of a calendar year.

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

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements listed in Item 15(a) are incorporated herein by reference and are filed as a part of this report and follow the signature page to this Annual Report on Form 10-K on page 37.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of December 31, 2011, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and procedures also were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

a) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

As described throughout this Report, on October 13, 2011, the Company acquired substantially all of the assets and certain obligations of Northeast Energy Solutions, LLC and on October 31, 2011, the Company acquired substantially all of the assets and certain obligations of GSE Consulting, L.P. While our financial statements for the year ended December 31, 2011 include the results of NES and GSE from the acquisition date through December 31, 2011, as permitted by the rules and regulations of the SEC, our management’s assessment of our internal control over financial reporting did not include an evaluation of NES and GSE’s internal control over financial reporting. Further, our management’s conclusion regarding the effectiveness of our internal control over financial reporting as of December 31, 2011 does not extend to NES and GSE’s internal control over financial reporting.

We are currently integrating policies, processes, technology and operations for the combined companies and will continue to evaluate our internal control over financial reporting as we develop and execute our integration plans.

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

c)	Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD ENERGY SOLUTIONS, INC.

By:	/s/ Richard Domaleski	March 8, 2012
Richard Domaleski
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Domaleski Richard Domaleski	Chief Executive Officer and Director	March 8, 2012

/s/ James Parslow James Parslow	Chief Financial Officer	March 8, 2012

/s/ Edward Libbey Edward Libbey	Chairman of the Board and Director	March 8, 2012

/s/ Patrick Bischoff Patrick Bischoff	Director	March 8, 2012

/s/ John Wellard John Wellard	Director	March 8, 2012

/s/ Thad Wolfe Thad Wolfe	Director	March 8, 2012

WORLD ENERGY SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

World Energy Solutions, Inc.

Worcester, Massachusetts

We have audited the accompanying consolidated balance sheet of World Energy Solutions, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of World Energy Solutions, Inc. as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/S/     Marcum LLP

Boston, Massachusetts

March 7, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

World Energy Solutions, Inc.

Worcester, Massachusetts

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of World Energy Solutions, Inc. (the “Company”) for the year ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of World Energy Solutions, Inc.’s operations and cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/S/     UHY LLP

Boston, Massachusetts

March 4, 2010

WORLD ENERGY SOLUTIONS, INC.

Consolidated Balance Sheets

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,837,801	$3,559,288
Trade accounts receivable, net	4,057,215	3,124,328
Inventory	288,174	—
Prepaid expenses and other current assets	392,287	229,108

Total current assets	6,575,477	6,912,724
Property and equipment, net	426,403	287,191
Convertible note receivable	—	433,333
Intangibles, net	14,178,972	3,723,607
Goodwill	11,817,236	3,178,701
Investments	716,936	—
Other assets	109,516	191,238

Total assets	$33,824,540	$14,726,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$821,089	$263,746
Accrued commissions	970,185	847,758
Accrued compensation	2,109,874	1,970,639
Accrued contingent consideration	2,250,000	—
Accrued expenses	564,726	187,097
Deferred revenue and customer advances	320,899	229,539
Notes payable	3,000,000	—
Capital lease obligations	9,949	14,798

Total current liabilities	10,046,722	3,513,577
Capital lease obligations, net of current portion	18,984	1,205
Accrued contingent consideration, net of current portion	2,489,982	—
Deferred income taxes	87,733	—

Total liabilities	12,643,421	3,514,782

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 30,000,000 shares authorized; 11,901,319 shares issued and 11,853,025 shares outstanding at December 31, 2011, and 9,200,306 shares issued and 9,155,281 shares outstanding at December 31, 2010	1,185	916
Additional paid-in capital	42,967,034	33,502,074
Accumulated deficit	(21,565,497)	(22,081,038)
Treasury stock, at cost; 48,294 shares at December 31, 2011 and 45,025 shares at December 31, 2010	(221,603)	(209,940)

Total stockholders’ equity	21,181,119	11,212,012

Total liabilities and stockholders’ equity	$33,824,540	$14,726,794

The accompanying notes are an integral part of these consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2011	2010	2009
Revenue:
Brokerage commissions, transaction fees and efficiency projects	$20,087,139	$16,924,689	$13,524,578
Management fees	999,446	1,059,973	1,093,697

Total revenue	21,086,585	17,984,662	14,618,275
Cost of revenue	4,009,995	3,715,869	3,709,957

Gross profit	17,076,590	14,268,793	10,908,318

Operating expenses:
Sales and marketing	10,631,035	9,483,350	9,714,900
General and administrative	5,790,264	4,893,212	3,520,886

Total operating expenses	16,421,299	14,376,562	13,235,786

Operating income (loss)	655,291	(107,769)	(2,327,468)

Interest income (expense):
Interest income	51,245	11,042	611
Interest expense	(52,771)	(2,360)	(6,662)

Total interest income (expense), net	(1,526)	8,682	(6,051)

Income (loss) before income taxes	653,765	(99,087)	(2,333,519)
Income tax expense	138,224	—	—

Net income (loss)	$515,541	$(99,087)	$(2,333,519)

Net income (loss) per common share — basic and diluted	$0.05	$(0.01)	$(0.27)

Weighted average shares outstanding — basic	10,521,910	9,067,834	8,512,060

Weighted average shares outstanding — diluted	10,583,630	9,067,834	8,512,060

The accompanying notes are an integral part of these consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2011, 2010, and 2009

	Common Stock		Treasury Stock		Additional		Total
	Number of	$0.0001	Number of	Stated at	Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Shares	Cost	Capital	Deficit	Equity
Balance, December 31, 2008	8,397,684	$840	13,043	$(98,873)	$30,755,596	(19,648,432)	11,009,131
Share-based compensation	—	—	—	—	633,285	—	633,285
Issuance of common stock in connection with restricted stock grants	63,070	6	25,840	(93,159)	77,707	—	(15,446)
Issuance of common stock in connection with private placement, net	336,700	34	—	—	935,442	—	935,476
Exercise of stock options	53,020	5	—	—	29,210	—	29,215
Net loss	—	—	—	—	—	(2,333,519)	(2,333,519)

Balance, December 31, 2009	8,850,474	885	38,883	(192,032)	32,431,240	(21,981,951)	10,258,142
Share-based compensation	—	—	—	—	671,323	—	671,323
Issuance of common stock in connection with restricted stock grants	23,770	1	6,142	(17,908)	(1)	—	(17,908)
Issuance of common stock in connection with private placement, net	152,397	16	—	—	354,260	—	354,276
Exercise of stock options	124,530	13	—	—	44,019	—	44,032
Exercise of stock warrants	4,110	1	—	—	1,233	—	1,234
Net loss	—	—	—	—	—	(99,087)	(99,087)

Balance, December 31, 2010	9,155,281	916	45,025	(209,940)	33,502,074	(22,081,038)	11,212,012
Share-based compensation	—	—	—	—	609,820	—	609,820
Issuance of common stock in connection with restricted stock grants	17,596	1	3,269	(11,663)	(1)	—	(11,663)
Issuance of common stock in connection with private placement, net	1,520,001	152	—	—	5,303,827	—	5,303,979
Issuance of common stock in connection with acquisitions	1,083,209	108	—	—	3,462,014	—	3,462,122
Exercise of stock options	76,938	8	—	—	89,300	—	89,308
Net income	—	—	—	—	—	515,541	515,541

Balance, December 31, 2011	11,853,025	$1,185	48,294	$(221,603)	$42,967,034	$(21,565,497)	$21,181,119

The accompanying notes are an integral part of these consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$515,541	$(99,087)	$(2,333,519)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,621,034	1,434,103	1,655,895
Deferred income taxes	87,733	—	—
Share-based compensation	609,820	671,323	633,285
Loss on disposal of property and equipment	—	—	1,604
Interest on note receivable	(53,526)	(13,410)	—
Changes in operating assets and liabilities, net of the effects of acquisitions:
Trade accounts receivable	(30,260)	(215,304)	(565,431)
Inventory	(286,299)	—	—
Prepaid expenses and other current assets	(154,479)	(16,075)	218,213
Accounts payable	557,343	(21,466)	(308,341)
Accrued commissions	118,427	12,416	57,558
Accrued compensation	139,235	689,956	240,228
Accrued contingent consideration	54,169	—	—
Accrued expenses	377,629	(141,719)	(26,695)
Deferred revenue and customer advances	91,360	(644,213)	(2,519)

Net cash provided by (used in) operating activities	3,647,727	1,656,524	(429,722)

Cash flows from investing activities:
Increase in other assets	(43,613)	(20,500)	(80,520)
Cash paid for acquisitions, net	(10,404,382)	—	—
Advances against note receivable	(216,666)	(433,334)	—
Purchases of property and equipment	(17,540)	(55,770)	(1,432)
Cash received in sale of property and equipment	—	—	500

Net cash used in investing activities	(10,682,201)	(509,604)	(81,452)

Cash flows from financing activities:
Proceeds from exercise of stock options	89,308	44,032	29,215
Proceeds from exercise of stock warrants	—	1,234	—
Proceeds from the sale of common stock, net	5,303,979	354,276	935,476
Purchase of treasury stock	(11,663)	(17,908)	(93,159)
Principal payments of notes payable	(53,709)	—	—
Principal payments on capital lease obligations	(14,928)	(16,175)	(44,860)

Net cash provided by financing activities	5,312,987	365,459	826,672

Net increase (decrease) in cash and cash equivalents	(1,721,487)	1,512,379	315,498
Cash and cash equivalents, beginning of year	3,559,288	2,046,909	1,731,411

Cash and cash equivalents, end of year	$1,837,801	$3,559,288	$2,046,909

Supplemental Disclosure of Cash Flow Information:
Net cash paid for interest	$(34,931)	$(4,711)	$(5,494)

Net cash paid for income taxes	$(20,148)	$—	$—

Non-cash activities:
Fair value of restricted common stock granted to employees	$—	$—	$77,713

Net capital lease obligations	$—	$—	$30,816

Fair value of common stock issued in acquisitions	$3,462,122	$—	$—

Notes payable issued in acquisitions	$3,000,000	$—	$—

Fair value of contingent consideration issued in acquisitions	$4,685,813	$—	$—

Notes payable assumed in acquisitions	$53,709	$—	$—

Conversion of note receivable into equity investment	$716,936	$—	$—

Capital lease obligations assumed in acquisitions	$27,858	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

Notes to Consolidated Financial Statements

NOTE 1 — COMPANY OVERVIEW

World Energy Solutions, Inc. (“World Energy” or the “Company”) offers a range of energy management solutions to commercial and industrial businesses, institutions, utilities, and governments to reduce their overall energy costs. The Company comes to market with a holistic approach to energy management helping customers a) contract for the lowest price for energy, b) engage in energy efficiency projects to minimize quantity used and c) maximize available rebate and incentive programs. The Company made its mark on the industry with an innovative approach to procurement via its state-of-the-art online auction platforms, the World Energy Exchange®, the World Green Exchange® and the World DR Exchange®. With recent investments and acquisitions, World Energy is building out its energy efficiency practice—offering technology-enabled solutions such as online audits of facilities to identify retrofit options and project management services for retrofit implementation, believing this practice will also enable more cross-selling opportunities for commodity auctions. The Company is also taking its suite of solutions to the rapidly growing small- and medium-sized customer markets.

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

The Company’s most judgmental estimates affecting its consolidated financial statements are those relating to revenue recognition and the estimate of actual energy delivered from the bidder to the lister of such energy; share-based compensation; the valuation of intangible assets and goodwill; the valuation of contingent consideration; impairment of long-lived assets; and estimates of future taxable income as it relates to the realization of our net deferred tax assets. The Company regularly evaluates its estimates and assumptions based upon historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates; future results of operations may be affected. The Company believes the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

Revenue Recognition

Retail Electricity Transactions

The Company earns a monthly commission on energy sales contracted through its online auction platform from each bidder or energy supplier based on the energy usage transacted between the bidder and lister or energy consumer. The Company’s commissions are not based on the retail price for electricity; rather on the amount of energy consumed. Commissions are calculated based on the energy usage transacted between the energy supplier and energy consumer multiplied by the Company’s contractual commission rate. Revenue from commissions is recognized as earned on a monthly basis over the life of each contract as energy is consumed, provided there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, has been successfully demonstrated.

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

The Company also recognizes revenue from certain mid-market transactions as cash is received from the energy supplier. The Company does not invoice its electricity energy suppliers for monthly commissions earned and, therefore, it reports a substantial portion of its receivables as “unbilled.” Unbilled accounts receivable represents management’s best estimate of energy provided by the energy suppliers to the energy consumers for a specific completed time period at contracted commission rates and is made up of two components. The first component represents energy usage for which the Company has received actual data from the supplier and/or the utility but for which payment has not been received at the balance sheet date. The majority of the Company’s contractual relationships with energy suppliers requires them to supply actual usage data to the Company on a monthly basis and remit payment to the Company based on that usage. The second component represents energy usage for which the Company has not received actual data, but for which it has estimated usage. Commissions paid in advance by certain energy suppliers are recorded as deferred revenue and amortized to commission revenue on a monthly basis on the energy exchanged that month.

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

Demand Response Transactions

Demand response transaction fees are recognized when the Company receives confirmation from the Curtailment Service Provider (“CSP”) that the energy consumer has performed under the applicable Regional Transmission Organization (“RTO”) or Independent Service Operator (“ISO”) program requirements. The energy consumer is either called to perform during an actual curtailment event or is required to demonstrate its ability to perform in a test event during the performance period. For PJM Interconnection (“PJM”) the performance period is June through September in a calendar year. Test results are submitted to PJM by the CSPs and the Company receives confirmation of the energy consumer’s performance in the fourth quarter. CSPs typically pay the Company ratably on a quarterly basis throughout the demand response fiscal (June to May) year. As a result, a portion of the revenue the Company recognizes is reflected as unbilled accounts receivable.

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

Environmental Commodity Transactions

Environmental commodity transaction fees are accounted for utilizing two primary methods. For regulated allowance programs like the Regional Greenhouse Gas Initiative (“RGGI”), fees are paid by the lister and are recognized as revenue quarterly as auctions are completed and approved. For most other environmental commodity transactions both the lister and the bidder pay the transaction fee and revenue is recognized upon the consummation of the underlying transaction as credits are delivered by the lister and payment is made by the bidder.

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

Revenue Estimation

The Company’s estimates in relation to revenue recognition affect revenue and sales and marketing expense as reflected on its statements of operations, and trade accounts receivable and accrued commission accounts as reflected on its balance sheets. For any quarterly reporting period, the Company may not have actual usage data for certain energy suppliers and will need to estimate revenue. Revenue is initially recorded based on the energy consumers’ historical usage profile. At the end of each reporting period, the Company adjusts this historical profile to reflect actual usage for the period and estimate usage where actual usage is not available. For the year ended December 31, 2011, the Company estimated usage for approximately 9% of its revenue resulting in a negative 0.3%, or approximately $68,000, adjustment to decrease revenue. This decrease in revenue resulted in an approximate $14,000 decrease in sales and marketing expense related to third party commission expense associated with those revenues. Corresponding adjustments were made to trade accounts receivable and accrued commissions, respectively. A 1% difference between this estimate and actual usage would have an approximate $19,000 effect on our revenue for the year ended December 31, 2011.

Energy Efficiency Services

The Company generally recognizes revenues for energy efficiency services when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. Due to the short-term nature of projects (typically two to three weeks), the Company utilizes the completed-contract method. Revenues are recognized based upon factors such as passage of title, installation, payments and customer acceptance.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of 90 days or less to be cash equivalents. These investments are stated at cost, which approximates market value.

Concentration of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. The Company places its cash with primarily one institution, which management believes is of high credit quality. As of December 31, 2011, all of the Company’s cash is held in an interest bearing account.

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

The following represents revenue and trade accounts receivable from bidders exceeding 10% of the total in each category:

	Revenue for the year ended December 31,			Trade accounts receivable as of December 31,
Bidder / Lister	2011	2010	2009	2011	2010
A	4%	7%	15%	10%	15%
B	11%	12%	9%	8%	14%
C	12%	10%	3%	13%	18%
D	6%	7%	7%	11%	9%

In August 2011, the Company entered into an agreement with one of its energy suppliers for the payment of all amounts due to the Company subsequent to August 1, 2011 associated with expected future energy usage without recourse. As a result, the price became fixed and determinable and a net increase of $0.5 million in revenue was recognized. In addition, third party and internal commission expense of $0.2 million was recorded in 2011 representing amounts due to channel partners and sales reps against this payment.

In addition to its direct relationship with bidders, the Company also has direct contractual relationships with listers for the online procurement of certain of their energy, demand response or environmental needs. These listers are primarily large businesses and government organizations and do not have a direct creditor relationship with the Company. For the years ended December 31, 2011 and 2010, no energy consumer represented more than 10% individually of the Company’s aggregate revenue, respectively.

Inventory

Inventory is maintained in the Company’s energy efficiency services segment and consists of equipment and consumable components for the installation process, and is stated at the lower of cost or market, with cost being determined on a first-in, first-out (FIFO) basis. Historical inventory usage and current trends are considered in estimating both excess and obsolete inventory. To date, there have been no write-downs of inventory.

Inventories consisted of the following at December 31, 2011:

Prepaid expendables	$63,521
Project materials	224,653

Total inventory	$288,174

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets or the life of the related lease, whichever is shorter, which range from 3 to 7 years.

Investment / Convertible Note Receivable

In 2010, the Company made a strategic investment in the form of a two-year $650,000 convertible note with Retroficiency, Inc. (“Retroficiency”). The convertible note accrued interest at 9% per annum with principal and interest due at the end of the term on July 22, 2012. It included optional and automatic conversion rights to convert into Retroficiency shares at $0.54 per share and was subject to adjustment in certain circumstances. During the fourth quarter of 2011, Retroficiency executed a qualified financing in the form of Series A Preferred Stock offering at a price in excess of the Company’s conversion price. As result, all principal and interest amounts outstanding under the convertible note receivable at the time of the financing were converted into Series A Preferred stock. The Company has accounted for this investment at cost and is reflected as Investments in the accompanying consolidated balance sheet as of December 31, 2011. See Note 12-“Fair Value Measurement and Fair Value of Financial Instruments” for the fair value assessment of the Retroficiency investment.

Other Assets

Certain acquired software and significant enhancements to the Company’s software are capitalized in accordance with guidance from the Financial Accounting Standards Board (“FASB”). No internally developed software costs were capitalized in 2011 or 2010 and costs of approximately $82,000 related to implementation, coding and configuration was capitalized in 2009. The Company amortizes internally developed and purchased software over the estimated useful life of the software (generally three years). During 2011, 2010 and 2009, approximately $113,000, $268,000 and $310,000 were amortized to cost of revenues, respectively. Accumulated amortization was approximately $1,203,000 and $1,090,000 at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, net capitalized software costs were approximately $18,000 and $131,000, respectively. The unamortized balance of internally developed software at December 31, 2011 will be fully expensed in 2012. Pre- and post- software implementation and configuration costs have historically been immaterial and charged to cost of revenue as incurred.

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

Intangible assets consist of customer relationships and contracts, non-compete agreements, tradenames and other intangibles, and are stated at cost less accumulated amortization. Intangible assets with a finite life are amortized using the straight-line method over their estimated useful lives, which range from one to ten years. Amortization expense was approximately $1,347,000, $1,027,000 and $1,200,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Accumulated amortization of intangible assets amounted to approximately $5,754,000 and $4,407,000 at December 31, 2011 and 2010, respectively. The approximate future amortization expense of intangible assets is as follows:

2012	$2,684,000
2013	2,473,000
2014	2,059,000
2015	1,491,000
2016 and thereafter	3,735,000

$12,442,000

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

The Company performs its annual impairment test during the fourth fiscal quarter of each year, or earlier, if indicators of potential impairment exist. The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit whereby the carrying amount of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill will be recorded as an impairment loss. The Company performed its annual impairment analysis in December 2011 and determined that no impairment of goodwill existed.

Warranty

The Company’s energy efficiency services segment provides its customers a one year warranty for all parts and labor in its installation workmanship. The Company provides for the estimated cost of warranties, determined primarily from historical information and management’s judgment, at the time revenue is recognized. Should actual warranties differ from the Company’s estimates, revisions to the estimated warranty liability would be required. There was no warranty liability reflected in the Company’s consolidated balance sheets as of December 31, 2011 and no reported warranty claims for the year ended December 31, 2011. As 2011 was the initial year of the energy efficiency services operations, there were no warranty obligations prior to 2011.

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

The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by the taxing authority in accordance with the FASB’s recognition and measurement standards. At December 31, 2011, there are no expected material, aggregate tax effects of differences between tax return positions and the benefits recognized in the Company’s financial statements. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes.

Share-based Compensation

The Company recognizes the compensation from share-based awards on a straight-line basis over the requisite service period of the award. For the year ended December 31, 2011 and 2010, share-based awards consisted of grants of stock options and stock warrants, and for the year ended December 31, 2009, share-based awards consisted of grants of restricted stock and stock options. The restrictions on the restricted stock lapse over the vesting period. The vesting period of share-based awards is determined by the board of directors, and is generally four years for employees.

The Company accounts for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured. For the year ended December 31, 2011 and 2010, share-based awards to non-employees consisted of grants of stock warrants. The vesting period of stock warrants granted ranged from one to five years.

Advertising Expense

Advertising expense primarily includes promotional expenditures and is expensed as incurred. Advertising expenses incurred were approximately $144,000, $70,000 and $44,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses (including contingent consideration), and debt. The carrying amounts for these financial instruments reported in the consolidated balance sheets approximate their fair values. See Fair Value Measurements below for further discussion of fair value.

Fair Value Measurements

The Company follows Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), for fair value measurements. ASC 820-10 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value, which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The hierarchy established under ASC 820-10 gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). As required by ASC 820-10, the Company’s available-for-sale investments are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy under ASC 820-10, and its applicability to the Company’s available-for-sale investments, are described below:

Level 1—Pricing inputs are quoted prices available in active markets for identical investments as of the reporting date. As required by ASC 820-10, the Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

Level 2—Pricing inputs are quoted prices for similar investments, or inputs that are observable, either directly or indirectly, for substantially the full term through corroboration with observable market data. Level 2 includes investments valued at quoted prices adjusted for legal or contractual restrictions specific to these investments.

Level 3—Pricing inputs are unobservable for the investment, that is, inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability. Level 3 includes investments that are supported by little or no market activity.

Segment Reporting

Guidance from the FASB establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief decision maker is the president and chief operating officer. The Company’s chief decision maker reviews the results of operations based on two industry segments: the brokering of energy and environmental commodities by conducting structured events utilizing online exchanges and energy efficiency services.

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment, an amendment to FASB ASC Topic 350, Intangibles—Goodwill and Other. The update provides an entity with the option to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the qualitative factors, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test as described in FASB ASC Topic 350. Entities have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step impairment test as well as resume performing the qualitative assessment in any subsequent period. The ASU is effective for the Company for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the impact of adopting this ASU to be material to the Company’s financial position, results of operations or cash flows.

NOTE 3 — ACQUISITIONS

The Company accounts for acquisitions using the purchase method in accordance with ASC 805, “Business Combinations.” The results of operations of each acquisition have been included in the accompanying consolidated financial statements as of the dates of the acquisition. Total cash paid for acquisitions in 2011 was $10.4 million. In addition, the Company recognized $0.7 million of total acquisition related costs that were included in general and administrative expense primarily during the fourth quarter of 2011 in the consolidated statement of operations.

Co-eXprise

On September 13, 2011, the Company acquired certain contracts and assumed certain liabilities of the Co-eXprise, Inc. (“Co-eXprise”) energy procurement business for $4.0 million. Co-eXprise, located in Wexford Pennsylvania, is a leading provider of enterprise sourcing software solutions for discrete manufacturers, enabling companies to effectively manage sourcing activities for direct material and complex indirect spend categories.

The acquisition-date fair value of the consideration transferred totaled $4.0 million, which consisted of the following:

Purchase price
Cash	$4,000,000

The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date:

Allocations
Unbilled accounts receivable	$412,609
Current liabilities	(4,000)
Intangible assets	1,760,000
Goodwill	1,831,391

Net assets acquired	$4,000,000

The fair value of accounts receivable acquired on September 13, 2011 was approximately $413,000. The gross contractual amount of these accounts receivable was approximately $460,000, of which $47,000 was not expected to be collected.

The purchase price was allocated to the tangible and intangible assets and liabilities assumed based on estimates of their respective fair values at the date of acquisition with the remaining unallocated purchase price recorded as goodwill. Fair value of intangible assets was determined using a combination of the income approach and cost approach. The goodwill recognized is attributable primarily to expected synergies of Co-eXprise and is expected to be deductible for tax purposes over a period of 15 years. As of December 31, 2011, there were no changes in the recognized amounts of goodwill. Acquisition costs of approximately $0.2 million were recorded in general and administrative expense in 2011.

Management is responsible for the valuation of net assets acquired and considered a number of factors, including valuations and appraisals, when estimating the fair values and estimated useful lives of acquired assets and liabilities. At December 31, 2011 the allocation of purchase price had been finalized. The intangible assets, excluding goodwill, are being amortized on a straight-line basis over their weighted average lives as follows:

	Fair Value	Weighted Average Lives
Non-compete agreements	$170,000	5 years
Customer relationships	580,000	7 years
Customer contracts	1,010,000	2.5 years

	$1,760,000

NES

On October 13, 2011, the Company acquired substantially all of the assets and certain obligations of Northeast Energy Solutions, LLC (“NES”) for a maximum purchase price of $4.8 million. NES, located in Cromwell Connecticut, focuses on turn-key electrical and mechanical energy efficiency measures serving commercial, industrial and institutional customers.

The acquisition-date fair value of the consideration transferred totaled $4.6 million, which consisted of the following:

Purchase price
Cash	$1,004,131
Common stock (83,209 shares)	252,122
Notes payable to seller	3,000,000
Contingent consideration	357,813

Total consideration	$4,614,066

The fair value of the 83,209 common shares issued was determined based on the closing market price of the Company’s common shares on the acquisition date.

The fair value of the Notes payable to seller was recorded at the face amount of the notes entered into at the date of acquisition due to their short-term maturity and market rate of interest. The Notes payable to seller bear interest at 5% and are due in three equal installments as follows:

Due Date	Amount
July 2, 2012	$1,000,000
October 1, 2012	1,000,000
December 28, 2012	1,000,000

Total notes payable	$3,000,000

Interest is payable on each tranche at the respective due dates. These notes are unsecured and are subordinated to our credit facility with Silicon Valley Bank (“SVB”).

As part of the total consideration, NES can earn up to $500,000 in contingent consideration if certain performance criteria are met post-acquisition. This potential contingent consideration consists of two equal amounts of $250,000 and are due on January 15, 2012 (the “2011 NES Contingent Consideration”) and January 15, 2013 (the “2012 NES Contingent Consideration”), respectively. The fair value of the contingent consideration was based on the weighted probability of achievement of certain performance milestones. The 2011 NES Contingent Consideration was tied to World Energy achieving designation as an authorized vendor for the Small Business Energy Advantage program of Connecticut Light & Power by December 31, 2011. The Company initially valued this contingent payment at $237,500, which has been recorded as Accrued contingent consideration on the accompanying consolidated balance sheet. The 2012 NES Contingent Consideration is tied to the achievement of certain revenue and net income milestones for the year ending December 31, 2012. The Company initially valued this contingent payment at $120,312, which has been recorded as Accrued contingent consideration, net of current portion as part of long-term liabilities on the accompanying consolidated balance sheet. In initially measuring the fair value of the contingent consideration, the Company assigned probabilities to these performance criteria, based among other things on the nature of the performance criteria and the Company’s due diligence performed at the time of the acquisition. As of December 31, 2011, the Company determined that the 2011 NES Contingent Consideration was met and recorded a $12,500 charge to general and administrative expense during the fourth quarter. As of December 31, 2011, there were no changes in the recognized amounts of the 2012 NES Contingent Consideration.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date:

Allocations
Current assets	$1,875
Fixed assets	168,530
Capital leases	(53,709)
Intangible assets	2,962,500
Goodwill	1,534,870

Net assets acquired	$4,614,066

The purchase price was allocated to the tangible and intangible assets and liabilities assumed based on estimates of their respective fair values at the date of acquisition with the remaining unallocated purchase price recorded as goodwill. Fair value of intangible assets was determined using a combination of the multi-period excess earnings method, the income approach and the cost replacement approach. The goodwill recognized is attributable primarily due to future revenue generation resulting from expanded product lines and new markets and is expected to be deductible for tax purposes over a period of 15 years. As of December 31, 2011, there were no changes in the recognized amounts of goodwill. Acquisition costs of approximately $0.1 million in 2011 were recorded in general and administrative expenses.

Management is responsible for the valuation of net assets acquired and considered a number of factors, including valuations and appraisals, when estimating the fair values and estimated useful lives of acquired assets and liabilities. At December 31, 2011 the allocation of purchase price had been finalized. The intangible assets, excluding goodwill, are being amortized on a straight-line basis over their weighted average lives as follows:

	Fair Value	Weighted Average Lives
Customer relationships	$991,600	9 years
Customer relationships – indefinite life	1,736,000	N/A
Non-compete agreements	234,900	5 years

	$2,962,500

GSE:

On October 31, 2011, the Company acquired substantially all of the assets and certain obligations of GSE Consulting, L.P. (“GSE”) for a maximum purchase price of $13.1 million. GSE is a Texas based energy management and procurement company. The purchase price was $8.6 million, consisting of $3.9 million in cash, $1.5 million in cash to pay off GSE debt, and 1.0 million shares of our Common Stock valued at $3.2 million. In addition, GSE may earn up to $4.5 million of contingent consideration in cash based on the achievement of certain annualized new booking and renewal rate targets to be measured over a two-year period through October 2013.

The acquisition-date fair value of the consideration transferred totaled $12.9 million, which consisted of the following:

Purchase price
Cash	$5,400,251
Common stock (1,000,000 shares)	3,210,000
Contingent consideration	4,328,000

Total consideration	$12,938,251

The fair value of the 1,000,000 common shares issued was determined based on the closing market price of the Company’s common shares on the acquisition date.

As part of the total consideration, GSE can earn up to $4.5 million in contingent consideration if certain performance criteria are met post-acquisition. These potential contingent payments are as follows:

Due Date	Amount
January 31, 2012 (“GSE 2011 Contingent Consideration”)	$2,000,000
January 15, 2013 (“GSE 2012 Contingent Consideration”)	1,500,000
January 15, 2014 (“GSE 2013 Contingent Consideration”)	1,000,000

Total contingent consideration	$4,500,000

The fair value of the contingent consideration was based on the weighted probability of achievement of certain performance milestones. These contingent considerations were tied to the achievement of certain New Bookings and Renewal Rate achievement for the 3-months ended December 31, 2011 and the twelve months ending October 31, 2012 and 2013, respectively. The Company initially valued these contingent payments at $4.3 million of which $2.0 million has been recorded as Accrued contingent consideration within current liabilities and $2.3 million was recorded as Accrued contingent consideration, net of current portion in long-term liabilities on the accompanying consolidated balance sheet. In initially measuring the fair value of the contingent consideration, the Company assigned probabilities to these performance criteria, based among other things on the nature of the performance criteria and the Company’s due diligence performed at the time of the acquisition. As of December 31, 2011, the Company determined that the GSE 2011 Contingent Consideration was met and recorded a $25,000 charge to general and administrative expense during the fourth quarter. As of December 31, 2011, there were no changes in the recognized amounts of the GSE 2012 and 2013 Contingent Consideration amounts. The GSE 2012 Contingent Consideration and the GSE 2013 Contingent Consideration earn interest at 4% per annum, which is payable at each respective due date.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date:

Allocations
Current assets	$498,717
Fixed assets	100,088
Other assets	15,030
Capital leases	(27,858)
Intangible assets	7,080,000
Goodwill	5,272,274

Net assets acquired	$12,938,251

The fair value of accounts receivable acquired on September 13, 2011 was $490,000. The gross contractual amount of these accounts receivable was approximately $545,000, of which $55,000 was not expected to be collected.

The purchase price was allocated to the tangible and intangible assets and liabilities assumed based on estimates of their respective fair values at the date of acquisition with the remaining unallocated purchase price recorded as goodwill. Fair value of intangible assets was determined using a combination of the multi-period excess earnings method, the comparative business valuation method and the relief from royalty method. The goodwill recognized is attributable primarily to future revenue generation resulting from expected synergies, expanded product lines and new markets and is expected to be deductible for tax purposes over a period of 15 years. As of December 31, 2011, there were no changes in the recognized amounts of goodwill. Acquisition costs of approximately $0.4 million in 2011 were recorded in general and administrative expenses.

Management is responsible for the valuation of net assets acquired and considered a number of factors, including valuations and appraisals, when estimating the fair values and estimated useful lives of acquired assets and liabilities. At December 31, 2011 the allocation of purchase price had been finalized. The intangible assets, excluding goodwill, are being amortized on a straight-line basis over their weighted average lives as follows:

	Fair Value	Weighted Average Lives
Non-compete agreements	1,280,000	5 years
Customer relationships	3,480,000	10 years
Customer contracts	1,650,000	3 years
Tradenames	670,000	4 years

	$7,080,000

The amount of revenue and earnings from these acquisitions included in our consolidated income statement for 2011 were not material. The NES acquisition operating results have been included within our Energy Efficiency Services segment since the date of acquisition. The Co-eX contracts and GSE operation were integrated into our energy procurement segment from the respective dates of acquisition and, therefore, discrete operating results are not maintained for those operations. The revenue impact from these acquisitions for the year ended December 31, 2011 represented less than 10% of our consolidated revenue. The following unaudited pro forma information assumes that the acquisitions of Co-eXprise and GSE had been completed as of the beginning of 2010, and acquisition of NES had been completed at March 31, 2010 (inception):

	Years Ended December 31,
	2011	2010
	(Unaudited)	(Unaudited)
Revenues	$32,525,439	$28,168,693
Net income (loss)	2,761,676	(408,456)

Net income (loss) per share:
Net income (loss) per share – basic	$0.24	$(0.04)
Net income (loss) per share – diluted	$0.24	$(0.04)

Weighted average shares outstanding—basic	11,416,998	10,130,241
Weighted average shares outstanding—diluted	11,478,718	10,130,241

The pro forma financial information is not necessarily indicative of the results to be expected in the future as a result of the acquisitions of the Co-eXprise, NES and GSE.

NOTE 4 — TRADE ACCOUNTS RECEIVABLE, NET

The Company does not invoice bidders for the monthly commissions earned on retail electricity, certain natural gas and demand response transactions and, therefore, reports a significant portion of its receivables as “unbilled.” Unbilled accounts receivable represent management’s best estimate of energy provided by the energy suppliers to the energy consumers for a specific completed time period at contracted commission rates.

The Company generally invoices bidders for commissions earned on retail natural gas and wholesale transactions as well as energy efficiency customers, which are reflected as billed accounts receivable. The total commission earned on these transactions is recognized upon completion of the procurement event or upon project installation and acceptance, as required, and is generally due within 30 days of invoice date. In addition, the Company invoices the bidder, lister or combination of both for certain auctions performed for environmental commodity product transactions. These transactions are earned and invoiced either upon lister acceptance of the auction results or, in some cases, upon delivery of the credits or cash settlement of the transaction. Trade accounts receivable, net consists of the following:

	December 31,
	2011	2010
Unbilled accounts receivable	$3,599,334	$2,852,930
Billed accounts receivable	529,203	395,004

	4,128,537	3,247,934
Allowance for doubtful accounts	(71,322)	(123,606)

Trade accounts receivable, net	$4,057,215	$3,124,328

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31,
	2011	2010
Leasehold improvements	$104,739	$65,451
Equipment	584,416	498,907
Motor vehicles	124,847	—
Furniture and fixtures	460,750	435,579

	1,274,752	999,937
Less accumulated depreciation	(848,349)	(712,746)

Property and equipment, net	$426,403	$287,191

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was approximately $147,000, $140,000 and $146,000, respectively. Property and equipment purchased under capital lease obligations at December 31, 2011 and 2010 was approximately $35,000 and $46,000, respectively. Accumulated depreciation for property and equipment purchased under capital lease was approximately $33,000 and $32,000 at December 31, 2011 and 2010, respectively.

NOTE 6 — COMMON AND PREFERRED STOCK

Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation, as amended, authorizes 5,000,000 shares of $0.0001 par value undesignated preferred stock for issuance by the Company’s board of directors. No preferred shares have been issued as of December 31, 2011 and 2010.

Common Stock

On October 31, 2011, the Company issued 1.0 million shares of common stock of the Company (equal to approximately $3.2 million) pursuant to an Asset Purchase Agreement between the Company, GSE, Glenwood Energy Partners, Ltd. and Gulf States Energy, Inc.

On October 13, 2011, the Company issued 83,209 shares of common stock of the Company (equal to approximately $250,000) to the Members of NES pursuant to an Asset Purchase Agreement between the Company, NES and the Members of NES.

In April 2010, the Company filed an S-3 registration statement with the Securities and Exchange Commission, or SEC, using a “shelf” registration, or continuous offering, process. Under this shelf registration process, the Company may, from time to time, issue and sell any combination of preferred stock, common stock or warrants, either separately or in units, in one or more offerings with a maximum aggregate offering price of $20,000,000, including the U.S. dollar equivalent if the public offering of any such securities is denominated in one or more foreign currencies, foreign currency units or composite currencies. On April 11, 2011 the Company issued approximately 1.5 million shares of common stock utilizing this shelf registration to several accredited institutional investors at $3.60 yielding proceeds of approximately $5.3 million, net of $0.2 million of expenses. The Company has used these proceeds to fund acquisitions and anticipates using any new capital raised under this shelf registration for strategic initiatives, including investments and acquisitions in the energy management space.

At the Company’s 2010 Annual Meeting of Stockholders, shareholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 15,000,000 to 30,000,000.

On October 30, 2009, the Company entered into an agreement with Bond, a strategic partner of the Company, for the purchase of up to $2.5 million of the Company’s common stock. Pursuant to the agreement, a purchasing entity, an affiliate of Bond, acquired $1.0 million of World Energy’s common stock at $2.97 per share on November 6, 2009. The Company agreed to offer an additional $1.5 million in Company shares on the same terms to Bond or its designee, with the price to be determined at the time of investment, through January 15, 2010. In the first quarter of 2010, affiliates of Bond purchased an additional $400,000 of Company common stock at an average price of $2.63 per share, bringing the net amount raised under the financing agreement to $1.3 million. Proceeds from the transactions will be used for general corporate purposes, including supporting the Company’s growth initiatives.

Treasury Stock

In connection with the vesting of restricted stock granted to employees the Company withheld shares with value equivalent to employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld of 3,269 and 6,142 for the years ended December 31, 2011 and 2010, respectively, were based on the value of the restricted stock on their vesting date as determined by the Company’s closing stock price. Total payment for employees’ tax obligations was approximately $12,000 and $18,000 for the years ended December 31, 2011 and 2010. These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Common Stock Warrants

On March 1, 2011, the Company issued warrants to consultants for the purchase of 300,000 shares of the Company’s common stock at an average per share price of $3.00. The warrants vest ratably on a quarterly basis over a twelve month period and have a one year life.

The following table summarizes the Company’s warrant activity:

	Shares	Weighted Average Exercise Price
Warrants outstanding, December 31, 2008	132,958	$8.00
Granted	—	$—
Exercised	—	$—
Canceled/expired	(128,698)	$8.27

Warrants outstanding, December 31, 2009	4,260	$0.30
Granted	64,500	$3.03
Exercised	(4,110)	$0.30
Canceled/expired	(150)	$0.30

Warrants outstanding, December 31, 2010	64,500	$3.03
Granted	300,000	$3.00
Exercised	—	$—
Canceled/expired	—	$—

Warrants outstanding, December 31, 2011	364,500	$3.00

The weighted average remaining contractual life of warrants outstanding is 0.71 years as of December 31, 2011.

NOTE 7 — EMPLOYEE BENEFIT PLANS

Stock Options

The Company has two stock incentive plans: the 2003 Stock Incentive Plan, or the 2003 Plan, and the 2006 Stock Incentive Plan, or the 2006 Plan. There were 739,258 shares of common stock reserved for issuance under these plans at December 31, 2011. As of December 31, 2011, 102,201 shares of common stock, representing option grants still outstanding, were reserved under the 2003 Plan. No further grants are allowed under the 2003 Plan. As of December 31, 2011, 637,057 shares of common stock were reserved under the 2006 Plan representing 605,080 outstanding stock options, 1,856 shares of restricted stock outstanding and 30,121 shares available for grant. A summary of stock option activity under both plans for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	626,456	$5.08
Granted	242,700	$3.47
Canceled	(156,248)	$9.85
Exercised	(53,020)	$0.55

Outstanding at December 31, 2009	659,888	$3.73
Granted	190,600	$2.83
Canceled	(21,052)	$7.81
Exercised	(124,530)	$0.35

Outstanding at December 31, 2010	704,906	$3.96
Granted	135,000	$3.15
Canceled	(55,687)	$3.41
Exercised	(76,938)	$1.16

Outstanding at December 31, 2011	707,281	$4.15

A summary of common stock options outstanding and common stock options exercisable as of December 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$2.00—$2.40	62,380	3.52 Years	$60,828	49,230	3.41 Years	$47,415
$2.41—$3.15	319,600	6.21 Years	32,906	58,539	5.60 Years	8,296
$3.16—$4.91	213,600	4.29 Years	—	124,563	3.83 Years	—
$4.92—$13.40	111,701	2.14 Years	—	107,014	2.04 Years	—

	707,281	4.75 Years	$93,734	339,346	3.51 Years	$55,711

The aggregate intrinsic value of options exercised during the year ended December 31, 2011 was approximately $176,000. At December 31, 2011, the weighted average exercise price of common stock options outstanding and exercisable was $4.15 and $5.35, respectively.

Restricted Stock

A summary of restricted stock activity for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Shares	Weighted Average Grant Price
Outstanding at December 31, 2008	118,603	$9.76
Granted	38,559	$3.45
Canceled	(33,943)	$9.45
Vested	(88,918)	$6.90

Outstanding at December 31, 2009	34,301	$10.38
Granted	12,324	$2.84
Canceled	(2,885)	$8.55
Vested	(29,912)	$7.58

Outstanding at December 31, 2010	13,828	$10.10
Granted	11,143	$3.14
Canceled	(2,250)	$10.76
Vested	(20,865)	$6.56

Outstanding at December 31, 2011	1,856	$7.28

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

NOTE 8 — EARNINGS (LOSS) PER SHARE

As of December 31, 2011, 2010 and 2009, the Company only had one issued and outstanding class of stock – common stock. As a result, the basic earnings or loss per share for the years ended December 31, 2011 and 2010 and 2009 is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.

The following table provides a reconciliation of the denominators of the Company’s reported basic and diluted earnings per share computation for the years ended December 31, 2011 and 2010 and 2009, respectively:

	Years Ended December 31,
	2011	2010	2009
Weighted number of common shares—basic	10,521,910	9,067,834	8,512,060
Common stock equivalents	61,720	—	—

Weighted number of common and common equivalent shares—diluted	10,583,630	9,067,834	8,512,060

The computed loss per share does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on loss per share. As the Company was in a net loss position for the years ended December 31, 2010 and 2009, all common stock equivalents in those years were anti-dilutive.

The following represents issuable weighted average share information for the respective periods:

	Years Ended December 31,
	2011	2010	2009
Common stock options	30,068	112,699	224,490
Common stock warrants	31,357	1,878	10,373
Unvested restricted stock	295	357	922

Total common stock equivalents	61,720	114,934	235,785

In addition, common stock options and unvested restricted stock of 634,901 and 1,332, respectively, were excluded from the calculation of net income (loss) per share, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during the year ended December 31, 2011. Common stock options, common stock warrants and unvested restricted stock of 560,451, 64,500 and 13,079, respectively, were excluded from the calculation of net loss per share, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during the year ended December 31, 2010. Common stock options and unvested restricted stock of 389,778 and 32,676, respectively, were excluded from the calculation of net loss per share, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during year ended December 31, 2009.

The Company did not declare or pay any dividends in 2011, 2010 and 2009.

NOTE 9 — SHARE-BASED COMPENSATION

For the years ended December 31, 2011 and 2010, share based awards consisted of grants of stock options and stock warrants, and for the year ended December 31, 2009, share-based awards consisted of grants of restricted stock and stock options. The Company recognizes the compensation from share-based awards on a straight-line basis over the requisite service period of the award. The vesting period of share-based awards is determined by the board of directors, and is generally four years for employees. The restrictions on the restricted stock lapse over the vesting period, which is typically four years. The per-share weighted-average fair value of stock options granted during the years ended December 31, 2011, 2010 and 2009 was $2.20, $2.12 and $2.68, respectively, on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions and estimated forfeiture rates of 10%, 10% and 11% in 2011, 2010 and 2009, respectively:

Year ended December 31,	Expected Dividend Yield	Risk Interest Rate	Expected Life	Expected Volatility
2011	—	0.89%	4.75 years	99%
2010	—	1.93%	4.75 years	105%
2009	—	2.28%	4.75 years	113%

The per-share weighted-average fair value of stock warrants granted during the year ended December 31, 2011 was $0.72 on the date of grant, using the Black-Scholes option-pricing model with weighted-average assumptions for the risk-free interest rate, expected life and expected volatility of 0.12%, 0.63 years and 60%, respectively, and no estimated forfeiture rate for the year ended December 31, 2011.

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

The Company elected to use the Black-Scholes option pricing model to determine the weighted average fair value of options and warrants granted. The Company determined the volatility for stock options based on the reported closing prices of the Company’s stock since its initial public offering in November 2006. The expected life of stock options and stock warrants has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment”. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options and stock warrants. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, guidance from the FASB requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. As a result, the Company applied estimated forfeiture rates to unvested share-based compensation of 10%, 10% and 11% for stock options and restricted stock for the years ended December 31, 2011, 2010 and 2009, respectively, in determining the expense recorded in the accompanying consolidated statements of operations. The Company did not apply an estimated forfeiture rate to unvested share-based compensation for stock warrants for the year ended December 31, 2011, and applied an estimated forfeiture rate of 7% to unvested share-based compensation for stock warrants for the year ended December 31, 2010, in determining the expense recorded in the accompanying consolidated statements of operations.

The approximate total share-based compensation expense for the periods presented is included in the following expense categories:

	Years Ended December 31,
	2011	2010	2009
Cost of revenue	$69,000	$79,000	$93,000
Sales and marketing	356,000	227,000	350,000
General and administrative	185,000	365,000	190,000

Total share-based compensation	$610,000	$671,000	$633,000

As of December 31, 2011, there was approximately $839,000 of unrecognized compensation expense related to share-based awards, including approximately $809,000 related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.54 years, approximately $11,000 related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 0.48 years and approximately $19,000 related to non-vested stock warrants that is expected to be recognized over a weighted average period of 0.17 years. See Note 6 to the consolidated financial statements for a summary of the share-based activity under the Company’s stock-based employee compensation plans for the years ended December 31, 2011, 2010 and 2009.

The Company accounts for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured. During 2011, stock warrants were granted for 300,000 shares of common stock to consultants in consideration for services performed, for which the Company recognized a charge of approximately $197,000 to sales and marketing expense in the statement of operations for the year ended December 31, 2011. During 2010, stock warrants were granted for 64,500 shares of common stock to consultants in consideration for services performed, for which the Company recognized a charge of approximately $4,000 and $153,000 to general and administrative expense in the statement of operations for the year ended December 31, 2011 and 2010, respectively.

NOTE 10 — RELATED PARTIES

A member of the Board has been performing consulting services for the Company in relation to certain strategic initiatives. During 2011 and 2010, the Company incurred approximately $8,600 and $32,000, respectively, of consulting fees for advisory services performed by this Board member. Approximately $1,000 was outstanding to the member of the Board for advisory services at December 31, 2011.

NOTE 11 — INCOME TAXES

Provisions for the Company’s income taxes for the three years ended December 31 were as follows:

	0000000000	0000000000	0000000000
	2011	2010	2009
Current:
Federal	$35,868	$—	$—
State	14,623	—	—

	50,491	—	—

Deferred:
Federal	73,937	—	—
State	13,796	—	—

	87,733	—	—

	$138,224	$—	$—

The components of the Company’s net deferred tax asset (liability) are as follows:

	December 31,
	2011	2010
Depreciation and amortization	$820,606	$897,334
Goodwill and indefinitely lived assets	(132,249)	(305,792)
Acquisition costs	265,048	—
Accruals and reserves	54,414	—
Alternative minimum tax credits	44,516	58,816
Net operating loss carryforwards	5,955,745	7,142,950

	7,008,080	7,793,308
Valuation allowance	(7,095,813)	(7,793,308)

Deferred tax liability	$(87,733)	$—

Given the Company’s history of net operating losses, a full valuation of $7.1 million has been established on the Company’s net deferred tax assets. The Company has generated additional deferred tax liabilities related to its tax amortization of certain acquired indefinite lived intangible assets because these assets are not amortized for book purposes. The tax amortization in current and future years gives rise to a deferred tax liability which will only reverse at the time of ultimate sale or book impairment. Due to the uncertain timing of this reversal, the temporary differences associated with indefinite lived intangibles cannot be considered a source of future taxable income for purposes of determining a valuation allowance. As such, the deferred tax liability cannot be used to support an equal amount of the deferred tax asset related to the net operating loss carryforward.

A reconciliation of the Company’s federal statutory tax rate to its effective rate is as follows:

	Years Ended December 31,
	2011	2010	2009
Income tax at federal statutory rate	34.0%	(34.0)%	(34.0)%
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	4.0%	(6.3)%	(6.3)%
Permanent differences	31.2%	196.8%	6.0%
Tax impact of indefinite lived intangible assets not amortized for book purposes	13.4%	—%	—%
Change in valuation allowance	(69.1)%	(156.5)%	34.3%
Alternative minimum tax requirement	7.7%	—%	—%

	21.1%	0.0%	0.0%

As of December 31, 2011, the Company has federal net operating loss carryforwards of approximately $15.4 million which begin to expire in 2023, and state net operating loss carryforwards of approximately $13.4 million, which begin to expire in 2012.

The Company files income tax returns in the United States federal jurisdiction and in various states. The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examination by tax authorities for years before 2008. At December 31, 2011, there are no expected material, aggregate tax effects of differences between tax return positions and the benefits recognized in the financial statements.

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

NOTE 12 — FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows ASC 820-10 for fair value measurements. ASC 820-10 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value, which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The hierarchy established under ASC 820-10 gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

Level 1—Pricing inputs are quoted prices available in active markets for identical investments as of the reporting date. As required by ASC 820-10, the Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

Level 2—Pricing inputs are quoted prices for similar investments, or inputs that are observable, either directly or indirectly, for substantially the full term through corroboration with observable market data. Level 2 includes investments valued at quoted prices adjusted for legal or contractual restrictions specific to these investments.

Level 3—Pricing inputs are unobservable for the investment, that is, inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability. Level 3 includes investments that are supported by little or no market activity.

Assets and liabilities of the Company measured at fair values on a recurring basis as of December 31, 2011 and 2010 are summarized as follows:

	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$1,837,801	$1,837,801	$—	$—
Investments	716,936	—	—	716,936

Total Assets	$2,554,737	$1,837,801	$—	$716,936

Liabilities
Contingent consideration	$4,739,982	$—	$—	$4,739,982

Total Liabilities	$4,739,982	$—	$—	$4,739,982

	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$3,559,288	$3,559,288	$—	$—

Total Assets	$3,559,288	$3,559,288	$—	$—

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain equipment under capital leases that expire through October 2013 and are collateralized by the related equipment. The Company has accounted for these leases using incremental borrowing rates ranging from 5.8% to 10.0%. The Company maintains operating leases for office space in nine locations in the United States, paid in installments due the beginning of each month and that expire through November 2015. Future aggregate minimum payments under capital and operating leases as of December 31, 2011 were as follows:

	00000000000	00000000000
	Capital Leases	Operating Leases
2012	$16,637	$280,327
2013	12,855	162,865
2014	—	79,166
2015	—	21,028

Total future minimum lease payments	29,492	$543,386

Less: amounts representing interest	(559)

Present value of future minimum lease payments	28,933
Less: current portion	9,949

Capital lease obligation, net of current portion	$18,984

The accompanying statement of operations for the years ended December 31, 2011, 2010, and 2009 includes approximately $443,257, $373,000 and $388,000 of rent expense, respectively.

NOTE 14 — CREDIT ARRANGEMENT

On March 8, 2011, the Company entered into a Second Loan Modification Agreement (the “Second Modification Agreement”) with SVB. The Second Modification Agreement amended and extended the Loan and Security Agreement with SVB dated September 8, 2008, as amended on September 30, 2009 (the “Loan Agreement”), through March 6, 2012. Under the Second Modification Agreement, SVB has committed to make advances to the Company in an aggregate amount of up to $3,000,000, subject to availability against certain eligible accounts receivable and eligible retail backlog. The credit facility bears interest at a floating rate per annum based on the prime rate plus 1.25% on advances made against eligible accounts receivable and prime rate plus 2.00% on advances made against eligible retail backlog, with the prime rate being subject to a 4.00% floor. These interest rates are subject to change based on the Company’s maintenance of an adjusted quick ratio of one-to-one. At December 31, 2011, there were no borrowings outstanding under this facility. However, the Company was not in compliance with one of its financial covenants under the facility at December 31, 2011 due to acquisition costs of approximately $0.5 million incurred during the fourth quarter. Subsequent to year end, SVB waived this default as part of the Third Modification Agreement described below and the Company returned to compliance with its financial covenants by January 31, 2012.

On March 2, 2012 the Company entered into a Third Loan Modification and Waiver Agreement (the “Third Modification Agreement”) with SVB. Under the Third Modification Agreement SVB expanded its facility with the Company committing to make up to $5,000,000 in aggregate advances to the Company subject to availability against certain eligible accounts receivable and eligible retail backlog. This credit facility is comprised of two components: a $2.5 million term loan (“Term Loan”); and a $2.5 million line-of-credit. The term loan has a forty-eight (48) month term, interest only for the first 9-months followed by 39-months of equal principal and interest payments. Interest on the term loan is based on the Wall Street Journal prime rate (“Prime Rate”) (currently 3.25%) plus 2.25%. The term note is subject to 1% prepayment penalty within the first year of funding. The line-of-credit facility bears interest at a floating rate per annum based on the Prime Rate plus 1.25% on advances made against eligible accounts receivable and prime rate plus 2.00% on advances made against eligible retail backlog. These interest rates are subject to change based on the Company’s maintenance of an adjusted quick ratio of one-to-one. The revised facility matures on March 15, 2013 and contains certain financial covenant and financial reporting requirements that the Company was in compliance with subsequent to year end.

NOTE 15 — SEGMENT REPORTING

The Company operates the business based on two industry segments: energy procurement and energy efficiency services. The Company delivers its brokerage services to four distinctive markets: retail energy, wholesale energy, demand response and environmental commodity. The brokerage process is substantially the same regardless of the market being serviced and are supported by the same operations personnel utilizing the same basic technology and back office support. There is no discrete financial information for these product lines nor are there segment managers who have operating responsibility for each product line. Energy efficiency services focus on turn-key electrical and mechanical energy efficiency measures servicing commercial, industrial and institutional customers.

The following tables present certain continuing operating division information in accordance with the provisions of ASC 280, “Segment Reporting”.

Year Ended December 31, 2011
Consolidated revenue:
Energy brokerage	$21,035,435
Energy efficiency services	51,150

Consolidated total revenue	$21,086,585

Consolidated operating income (loss):
Energy brokerage	$1,006,395
Energy efficiency services	(351,104)

Consolidated operating income	$655,291

December 31, 2011
Consolidated total assets:
Energy brokerage	$33,329,050
Energy efficiency services	495,490

Consolidated total assets	$33,824,540

NOTE 16 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended December 31, 2011. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments necessary for a fair statement of the financial information for the periods presented.

	For The Quarters Ended
	March 31,	June 30,	September 30,	December 31,
2011
Revenue	$4,918,388	$4,636,682	$5,625,070	$5,906,445
Gross profit	3,917,856	3,700,701	4,654,224	4,803,809
Operating income (loss)	243,896	184,541	848,211	(621,357)
Net income (loss)	250,089	191,311	855,144	(781,003)
Net income (loss) per common share – basic	$0.03	$0.02	$0.08	$(0.07)
Net income (loss) per common share – diluted	$0.03	$0.02	$0.08	$(0.07)
Weighted average shares outstanding – basic	9,199,205	10,584,465	10,762,417	11,513,481
Weighted average shares outstanding – diluted	9,224,744	10,650,397	10,809,144	11,513,481

2010
Revenue	$4,408,106	$4,010,980	$4,650,992	$4,914,584
Gross profit	3,458,541	3,097,660	3,737,540	3,975,052
Operating income (loss)	(127,184)	(498,399)	144,672	373,142
Net income (loss)	(128,444)	(499,649)	147,227	381,779
Net income (loss) per common share – basic	$(0.01)	$(0.06)	$0.02	$0.04
Net income (loss) per common share – diluted	$(0.01)	$(0.06)	$0.02	$0.04
Weighted average shares outstanding – basic	9,016,711	9,061,695	9,083,807	9,107,943
Weighted average shares outstanding – diluted	9,016,711	9,061,695	9,189,776	9,198,720

EXHIBIT INDEX

Exhibit	Description

2 .1	Asset Purchase Agreement by and among World Energy Solutions, Inc., EnergyGateway, LLC and the Members of EnergyGateway, LLC dated May 23, 2007 (incorporated by reference to Exhibit 99.1 to our report on Form 8-K filed May 24, 2007).

3.1	Form of Amended and Restated Certificate of Incorporation of World Energy (incorporated by reference to Exhibit 3.4 to our Registration Statement of Form S-1 (File No. 333-136528)).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of World Energy Solutions, Inc. (incorporated by reference to Exhibit 3.1 to our report on Form 8-K filed March 30, 2009).

3.3	Form of Amended and Restated By-laws of World Energy (incorporated by reference to Exhibit 3.5 to our Registration Statement of Form S-1(File No. 333-136528)).

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of World Energy (incorporated by reference to Exhibit 3.1 to our report on Form 8-K filed May 24, 2010).

4.1	Specimen Certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to our Registration Statement of Form S-1 (File No. 333-136528)).

4.2	Promissory Note dated October 13, 2011 by the Company for the benefit of Northeast Energy Solutions, LLC (incorporated by reference to Exhibit 4.1 to our report on Form 8-K filed October 17, 2011).

10.1+	2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement of Form S-1 (File No. 333-136528)).

10.2+	2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to our Registration Statement of Form S-1 (File No. 333-136528)).

10.3	Note and Warrant Purchase Agreement, dated November 7, 2005, between World Energy and Massachusetts Capital Resource Company (incorporated by reference to Exhibit 10.3 to our Registration Statement of Form S-1 (File No. 333-136528)).

10.4	Subordinated Note due 2013, dated November 7, 2005 (incorporated by reference to Exhibit 10.4 to our Registration Statement of Form S-1 (File No. 333-136528)).

10.5	Voting Common Stock Purchase Warrant, dated November 7, 2005 (incorporated by reference to Exhibit 10.5 to our Registration Statement of Form S-1 (File No. 333-136528)).

10.6	Form of Common Stock Purchase Warrants (incorporated by reference to Exhibit 10.6 to our Registration Statement of Form S-1 (File No. 333-136528)).

10.7	Solicitation/Contract/Order for Commercial Items, dated September 28, 2005, between U.S. General Services Administration and World Energy (incorporated by reference to Exhibit 10.7 to our Registration Statement of Form S-1 (File No. 333-136528)).

10.8	Agreement to Provide Software and Support for a Reverse Energy Auction Procurement to the Maryland Department of General Services, dated March 16, 2006, by and between World Energy and the State of Maryland (incorporated by reference to Exhibit 10.8 to our Registration Statement of Form S-1 (File No. 333-136528)).

10.9++	Contract, dated January 9, 2006, by and between Montgomery County, Maryland and World Energy (incorporated by reference to Exhibit 10.9 to our Registration Statement of Form S-1 (File No. 333-136528)).

10.10	Emergency Purchase/Interim Agreement, dated March 28, 2006, by and between the Commonwealth of Pennsylvania, Department of General Services and World Energy (incorporated by reference to Exhibit 10.10 to our Registration Statement of Form S-1 (File No. 333-136528)).

10.11	Professional Services Agreement, dated June 1, 2005, between World Energy and Science Applications International Corporation (incorporated by reference to Exhibit 10.11 to our Registration Statement of Form S-1 (File No. 333-136528)).

10.12	Escrow Agreement (incorporated by reference to Exhibit 10.12 to our Registration Statement of Form S-1 (File No. 333-136528)).

10.13+	Offer letter agreement, dated October 1, 2003, between World Energy and Philip V. Adams (incorporated by reference to Exhibit 10.13 to our Registration Statement of Form S-1(File No. 333-136528)).

10.14+	Offer letter agreement, dated April 5, 2006, between World Energy and James Parslow (incorporated by reference to Exhibit 10.14 to our Registration Statement of Form S-1 (File No. 333-136528)).

10.15	Lease, dated September 8, 2004, between Sovereign Bank and World Energy (incorporated by reference to Exhibit 10.15 to our Registration Statement of Form S-1(File No. 333-136528)).

10.16	Loan and Security Agreement with Silicon Valley Bank dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed September 8, 2008).

10.17	First Loan Modification, dated September 30, 2009 to Loan and Security Agreement with Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed October 6, 2009).

10.18	Second Loan Modification Agreement, dated February 28, 2011, to Loan and Security Agreement with Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed March 22, 2011).

10.19*	Third Loan Modification and Waiver Agreement, dated March 2, 2012, to Loan and Security Agreement with Silicon Valley Bank.

10.20*	Acknowledgement and Reaffirmation of Subordination Agreement, dated March 2, 2012, by and between the Company, Northeast Energy Solutions, LLC and Silicon Valley Bank.

10 .21	Form of Securities Purchase Agreement executed with respect to $1.4 million in common stock purchases made by certain investors (incorporated by reference to Exhibit 10.21 to our report on Form 10-K filed on March 4, 2010).

10.22	Contract Purchase Agreement dated September 13, 2011 by and between the Company and Co-eXprise, Inc. (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed September 14, 2011).

10.23	Asset Purchase Agreement dated October 13, 2011 by and between the Company, Northeast Energy Solutions, LLC, Robert Boissonneault, Michael Santangelo, and Richard Galipeau (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed October 17, 2011).

10.24	Amendment No. 1 to Asset Purchase Agreement and Promissory Note, effective October 20, 2011, by and between the Company and Northeast Energy Solutions, LLC (incorporated by reference to Exhibit 10.1 to our report on Form 10-Q filed November 3, 2011).

10.25	Asset Purchase Agreement dated October 31, 2011 by and among the Company, GSE Consulting, LP, Glenwood Energy Partners, Ltd. and Gulf States Energy, Inc. (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed November 1, 2011)

21.1*	List of Subsidiaries.

23.1*	Consent of Marcum LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of UHY LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

32.1*	Certification of the Chief Executive Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.

32.2*	Certification of the Chief Financial Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.

99.1+	Third Amendment of Consulting Agreement dated October 9, 2007 (incorporated by reference to Exhibit 99.1 to our report on Form 8-K filed October 12, 2007).

99.2+	Second Amendment of Consulting Agreement dated July 5, 2007 (incorporated by reference to Exhibit 99.1 to our report on Form 8-K filed July 5, 2007).

99.3+	Amended Consulting Agreement dated April 5, 2007 (incorporated by reference to Exhibit 99.1 to our report on Form 8-K filed April 9, 2007).

99.4+	Consulting Agreement dated January 10, 2007 (incorporated by reference to Exhibit 99.1 to our report on Form 8-K filed January 11, 2007).

*	Filed herewith
+	Indicates a management contract or any compensatory plan, contract or arrangement
++	Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission