Form 10-Q
period 2012-03-31
World Energy Solutions, Inc.
filed 2012-05-03
CIK 1371781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012; or

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 27, 2012, the registrant had 11,891,390 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

WORLD ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,403,744	$1,837,801
Trade accounts receivable, net	5,099,472	4,057,215
Inventory	431,431	288,174
Prepaid expenses and other current assets	529,824	392,287

Total current assets	8,464,471	6,575,477
Property and equipment, net	404,468	426,403
Intangibles, net	13,419,725	14,178,972
Goodwill	11,817,236	11,817,236
Investments	—	716,936
Other assets, net	99,079	109,516

Total assets	$34,204,979	$33,824,540

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,505,219	$821,089
Accrued commissions	1,047,602	970,185
Accrued compensation	1,220,017	2,109,874
Accrued contingent consideration	1,578,298	2,250,000
Accrued expenses and other current liabilities	580,200	885,625
Notes payable	3,000,000	3,000,000
Current portion of long-term debt	256,410	—
Capital lease obligations	13,797	9,949

Total current liabilities	9,201,543	10,046,722
Capital lease obligations, net of current portion	8,706	18,984
Long-term debt, net of current portion	2,243,590	—
Accrued contingent consideration, net of current portion	936,615	2,489,982
Deferred income taxes	87,733	87,733

Total liabilities	12,478,187	12,643,421

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 30,000,000 shares authorized; 11,937,851 shares issued and 11,889,255 shares outstanding at March 31, 2012 and 11,901,319 shares issued and 11,853,025 shares outstanding at December 31, 2011	1,189	1,185
Additional paid-in capital	43,164,262	42,967,034
Accumulated deficit	(21,215,577)	(21,565,497)
Treasury stock, at cost; 48,596 shares at March 31, 2012 and 48,294 shares at December 31, 2011	(223,082)	(221,603)

Total stockholders’ equity	21,726,792	21,181,119

Total liabilities and stockholders’ equity	$34,204,979	$33,824,540

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue:
Brokerage commissions, transaction fees and efficiency projects	$7,673,768	$4,670,824
Management fees	252,623	247,564

Total revenue	7,926,391	4,918,388
Cost of revenue	1,823,413	1,000,532

Gross profit	6,102,978	3,917,856

Operating expenses:
Sales and marketing	3,814,183	2,456,221
General and administrative	1,875,037	1,217,739

Total operating expenses	5,689,220	3,673,960

Operating income	413,758	243,896
Interest income (expense), net	(89,444)	13,443
Other income	53,106	—

Income before income taxes	377,420	257,339
Income tax expense	27,500	7,250

Net income	$349,920	$250,089

Net income per share:
Net income per common share – basic and diluted	$0.03	$0.03

Weighted average shares outstanding – basic	11,869,648	9,199,205

Weighted average shares outstanding – diluted	11,983,573	9,224,744

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$349,920	$250,089
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	825,734	314,953
Share-based compensation	119,541	141,192
Gain on sale of investment	(53,106)	—
Interest on note receivable	—	(14,371)
Interest on contingent consideration	24,931	—
Changes in operating assets and liabilities:
Trade accounts receivable	(1,042,257)	(234,207)
Inventory	(143,257)	—
Prepaid expenses and other current assets	(137,537)	(76,813)
Accounts payable	684,130	185,319
Accrued commissions	77,417	172,193
Accrued compensation	(889,857)	(1,236,270)
Accrued expenses and other current liabilities	(305,425)	(133,861)

Net cash used in operating activities	(489,766)	(631,776)

Cash flows from investing activities:
Increase in other assets, net	(2,500)	(16,305)
Proceeds from sale of investment	770,042	(216,667)
Purchases of property and equipment, net of disposals	(31,615)	(4,920)

Net cash provided by (used in) investing activities	735,927	(237,892)

Cash flows from financing activities:
Proceeds from exercise of stock options	77,691	47,923
Purchase of treasury stock	(1,479)	(3,936)
Proceeds from issuance of long-term debt	2,500,000	—
Payments of contingent consideration	(2,250,000)	—
Principal payments on capital lease obligations	(6,430)	(4,212)

Net cash provided by financing activities	319,782	39,775

Net increase (decrease) in cash and cash equivalents	565,943	(829,893)
Cash and cash equivalents, beginning of period	1,837,801	3,559,288

Cash and cash equivalents, end of period	$2,403,744	$2,729,395

Supplemental disclosure of cash flow information:
Net cash paid for interest	$(33,678)	$(928)

Net cash paid for income taxes	$(62,060)	$(11,000)

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2012

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

2.	Interim Financial Statements

The December 31, 2011 condensed consolidated balance sheet has been derived from audited consolidated financial statements and the accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments consisting of normal recurring adjustments and accruals necessary for the fair presentation of the Company’s financial position as of March 31, 2012, and the results of its operations and cash flows for the three months ended March 31, 2012 and 2011, respectively. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2012. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

3.	Earnings Per Share

As of March 31, 2012 and 2011, the Company only had one issued and outstanding class of stock – common stock. As a result, the basic earnings per share for the three months ended March 31, 2012 and 2011 is computed by dividing net income by the weighted average number of common shares outstanding for the period.

The following table provides a reconciliation of the denominators of the Company’s reported basic and diluted earnings per share computation for the three months ended March 31, 2012 and 2011, respectively:

	For the Three Months Ended March 31,
	2012	2011
Weighted number of common shares - basic	11,869,648	9,199,205
Common stock equivalents	113,925	25,539

Weighted number of common and common equivalent shares - diluted	11,983,573	9,224,744

The following represents issuable weighted average share information for the respective periods:

	For the Three Months Ended March 31,
	2012	2011
Common stock options	33,343	24,372
Common stock warrants	80,097	883
Unvested restricted stock	485	284

Total common stock equivalents	113,925	25,539

In addition, common stock options and unvested restricted stock of 415,476 and 307, respectively, were excluded from the calculation of net earnings per share, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during the three months ended March 31, 2012. Common stock options, common stock warrants and unvested restricted stock of 547,401, 304,500 and 8,187, respectively, were excluded from the calculation of net income per share, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during the three months ended March 31, 2011.

4.	Concentration of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. The Company places its cash with primarily one institution, which management believes is of high credit quality. As of March 31, 2012, all of the Company’s cash is held in an interest bearing account.

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

The following represents revenue and trade accounts receivable from bidders exceeding 10% of the total in each category:

	Revenue for the three months ended March 31,		Trade Accounts Receivable as of March 31,
Bidder	2012	2011	2012	2011
A	3%	5%	8%	12%
B	11%	13%	9%	11%
C	10%	11%	17%	16%

In addition to its direct relationship with bidders, the Company also has direct contractual relationships with listers for the online procurement of certain of their energy, demand response or environmental needs. These listers are primarily large businesses and government organizations and do not have a direct creditor relationship with the Company. For the three months ended March 31, 2012 and 2011, no energy consumer represented more than 10% individually of the Company’s aggregate revenue.

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

The Company generally invoices bidders for commissions earned on retail natural gas and wholesale transactions as well as energy efficiency projects, which are reflected as billed accounts receivable. The total commission earned on these transactions is recognized upon completion of the procurement event or upon project installation and acceptance, as required, and is generally due within 30 days of invoice date. In addition, the Company invoices the bidder, lister or combination of both for certain auctions performed for environmental commodity product transactions. These transactions are earned and invoiced either upon lister acceptance of the auction results or, in some cases, upon delivery of the credits or cash settlement of the transaction. Trade accounts receivable, net consists of the following:

	March 31, 2012	December 31, 2011
Unbilled accounts receivable	$4,162,875	$3,599,334
Billed accounts receivable	1,007,919	529,203

	5,170,794	4,128,537
Allowance for doubtful accounts	(71,322)	(71,322)

Trade accounts receivable, net	$5,099,472	$4,057,215

6.	Inventory

Inventory is maintained in the Company’s Energy efficiency services segment and consists of equipment and consumable components for the installation process, and is stated at the lower of cost or market, with cost being determined on a first-in, first-out (FIFO) basis. Historical inventory usage and current trends are considered in estimating both excess and obsolete inventory. To date, there have been no write-downs of inventory. Inventory consists of the following:

	March 31, 2012	December 31, 2011
Prepaid expendables	$56,664	$63,521
Project materials	374,767	224,653

Total inventory	$431,431	$288,174

7.	Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31, 2012	December 31, 2011
Leasehold improvements	$111,908	$104,739
Equipment	610,571	584,416
Motor vehicles	121,616	124,847
Furniture and fixtures	460,750	460,750

	1,304,845	1,274,752
Less: accumulated depreciation	(900,377)	(848,349)

Property and equipment, net	$404,468	$426,403

Depreciation expense for the three months ended March 31, 2012 and 2011 was approximately $54,000 and $35,000, respectively. Property and equipment purchased under capital lease obligations at March 31, 2012 and December 31, 2011 was approximately $35,000, respectively. Accumulated depreciation for property and equipment purchased under capital lease was approximately $35,000 and $33,000 at March 31, 2012 and December 31, 2011, respectively.

8.	Warranty

The Company’s Energy efficiency services segment provides its customers a one year warranty for all parts and labor in its installation workmanship. The Company provides for the estimated cost of warranties, determined primarily from historical information and management’s judgment, at the time revenue is recognized. Should actual warranties differ from the Company’s estimates, revisions to the estimated warranty liability would be required. Accrued warranty expense as of March 31, 2012 was approximately $2,000.

9.	Stockholders’ Equity

Treasury Stock

In connection with the vesting of restricted stock granted to employees the Company withheld shares with value equivalent to employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld of 302 and 1,210 for the three months ended March 31, 2012 and 2011, respectively, were based on the value of the restricted stock on their vesting date as determined by the Company’s closing stock price. Total payment for employees’ tax obligations was approximately $1,000 and $4,000 for the three months ended March 31, 2012 and 2011, respectively. These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Common Stock Warrants

The following table summarizes the Company’s warrant activity:

	Shares	Weighted Average Exercise Price
Warrants outstanding, December 31, 2011	364,500	$3.00
Granted	—	$—
Exercised	—	$—
Canceled/expired	(300,000)	$3.00

Warrants outstanding, March 31, 2012	64,500	$3.03

The weighted average remaining contractual life of warrants outstanding is 2.97 years as of March 31, 2012.

10.	Share-Based Compensation

For the three months ended March 31, 2012, share based awards consisted of grants of stock options, and for the three months ended March 31, 2011, share-based awards consisted of grants of stock options and stock warrants. The Company recognizes the compensation from share-based awards on a straight-line basis over the requisite service period of the award. The vesting period of share-based awards is determined by the board of directors, and is generally four years for employees. The restrictions on the restricted stock lapse over the vesting period, which is typically four years. The per-share weighted-average fair value of stock options granted during the three months ended March 31, 2012 was $3.08 on the date of the grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions and estimated forfeiture rates of 10%:

Three months enTded March 31,	Expected Dividend Yield	Risk-Free Interest Rate	Expected Life	Expected Volatility
2012	—	0.79%	4.75 years	98%

The Company elected to use the Black-Scholes option pricing model to determine the weighted average fair value of stock options granted. The Company determined the volatility for stock options based on the reported closing prices of the Company’s stock since its initial public offering in November 2006. The expected life of stock options and stock warrants has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment”. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, guidance from the FASB requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. As a result, the Company applied estimated forfeiture rates to unvested share-based compensation of 10% for stock options and restricted stock for each of the three month periods ended March 31, 2012 and 2011, respectively, in determining the expense recorded in the accompanying condensed consolidated statements of operations.

The approximate total share-based compensation expense for the periods presented is included in the following expense categories:

	For the Three Months Ended March 31,
	2012	2011
Cost of revenue	$16,000	$24,000
Sales and marketing	55,000	64,000
General and administrative	49,000	53,000

Total share-based compensation	$120,000	$141,000

As of March 31, 2012, there was approximately $743,000 of unrecognized compensation expense related to share-based awards, including approximately $738,000 related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.30 years, and approximately $5,000 related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 0.36 years.

11.	Employee Benefit Plans

Stock Options

The Company has two stock incentive plans: the 2003 Stock Incentive Plan, or the 2003 Plan, and the 2006 Stock Incentive Plan, or the 2006 Plan. There were 705,226 shares of common stock reserved for issuance under these plans at March 31, 2012. As of March 31, 2012, 98,201 shares of common stock, representing option grants still outstanding, were reserved under the 2003 Plan. No further grants are allowed under the 2003 Plan. As of March 31, 2012, 607,025 shares of common stock were reserved under the 2006 Plan representing 568,455 outstanding stock options, 1,010 shares of restricted stock outstanding and 37,560 shares available for grant. A summary of stock option activity under both plans for the three months ended March 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	707,281	$4.15
Granted	3,500	$4.26
Canceled	(13,000)	$12.61
Exercised	(31,125)	$2.50

Outstanding at March 31, 2012	666,656	$4.06

A summary of common stock options outstanding and common stock options exercisable as of March 31, 2012 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$2.00 - $2.40	43,255	3.44 Years	$119,482	33,394	3.36 Years	$91,969
$2.41 - $3.15	308,600	6.01 Years	563,230	59,942	5.54 Years	115,599
$3.16 - $4.91	215,100	4.08 Years	319,576	133,746	3.65 Years	194,907
$4.92 - $13.40	99,701	1.87 Years	—	95,795	1.77 Years	—

	666,656	4.60 Years	$1,002,288	322,877	3.42 Years	$402,475

The aggregate intrinsic value of options exercised during the three months ended March 31, 2012 was approximately $62,000. At March 31, 2012, the weighted average exercise price of common stock options outstanding and exercisable was $4.06 and $5.13, respectively.

Restricted Stock

A summary of restricted stock activity for the three months ended March 31, 2012 is as follows:

	Shares	Weighted Average Grant Price
Outstanding at December 31, 2011	1,856	$7.28
Granted	2,061	$4.25
Canceled	—	$—
Vested	(2,907)	$5.49

Outstanding at March 31, 2012	1,010	$6.25

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

12.	Segment Reporting

The Company operates the business based on two industry segments: Energy procurement and Energy efficiency services. The Company delivers its Energy procurement services to four distinctive markets: retail energy, wholesale energy, demand response and environmental commodity. The Energy procurement process is substantially the same regardless of the market being serviced and is supported by the same operations personnel utilizing the same basic technology and back office support. There is no discrete financial information for these product lines nor are there segment managers who have operating responsibility for each product line. Energy efficiency services focus on turn-key electrical, mechanical and lighting energy efficiency measures servicing commercial, industrial and institutional customers.

Segment operating income represents income from operations including share-based compensation, amortization of intangible assets and depreciation. The following tables present certain continuing operating division information in accordance with the provisions of Accounting Standards Codification (“ASC”) 280, “Segment Reporting”.

Three Months Ended March 31, 2012
Consolidated revenue:
Energy procurement	$7,139,247
Energy efficiency services	787,144

Consolidated total revenue	$7,926,391

Consolidated operating income (loss):
Energy procurement	$594,165
Energy efficiency services	(180,407)

Consolidated operating income	$413,758

March 31, 2012
Consolidated total assets:
Energy procurement	$28,790,558
Energy efficiency services	5,414,421

Consolidated total assets	$34,204,979

13.	Fair Value Measurement and Fair Value of Financial Instruments

The Company follows ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) for fair value measurements. ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value, which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The hierarchy established under ASC 820 gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

Level 1—Pricing inputs are quoted prices available in active markets for identical investments as of the reporting date. As required by ASC 820, the Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

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

Assets and liabilities of the Company measured at fair values on a recurring basis as of March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets
Cash	$2,403,744	$2,403,744	$—	$—

Total Assets	$2,403,744	$2,403,744	$—	$—

Liabilities
Contingent consideration	$2,514,913	$—	$—	$2,514,913

Total Liabilities	$2,514,913	$—	$—	$2,514,913

	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets
Cash	$1,837,801	$1,837,801	$—	$—
Investments	716,936	—	—	716,936

Total Assets	$2,554,737	$1,837,801	$—	$716,936

Liabilities
Contingent consideration	$4,739,982	$—	$—	$4,739,982

Total Liabilities	$4,739,982	$—	$—	$4,739,982

14.	Investment / Convertible Note Receivable

In 2010, the Company made a strategic investment in the form of a two-year $650,000 convertible note with Retroficiency, Inc. (“Retroficiency”). The convertible note accrued interest at 9% per annum with principal and interest due at the end of the term on July 22, 2012. It included optional and automatic conversion rights to convert into Retroficiency shares at $0.54 per share and was subject to adjustment in certain circumstances. During the fourth quarter of 2011, Retroficiency executed a qualified financing in the form of Series A Preferred Stock at a price in excess of the Company’s conversion price. As result, all principal and interest amounts outstanding under the convertible note receivable at the time of the financing were converted into Series A Preferred Stock. In March 2012, the Company sold its investment in Retroficiency at a premium to its carrying value. As a result a gain of approximately $53,000 has been recorded as other income in the accompanying condensed consolidated statements of income.

15.	Long-term Debt and Notes Payable

Credit Facility

On March 2, 2012 the Company entered into a Third Loan Modification and Waiver Agreement (the “Third Modification Agreement”) with Silicon Valley Bank (“SVB”). Under the Third Modification Agreement SVB expanded its facility with the Company committing to make up to $5,000,000 in aggregate advances to the Company subject to availability against certain eligible accounts receivable and eligible retail backlog. This credit facility is comprised of two components: a $2.5 million term loan (“term loan”); and a $2.5 million line-of-credit. The term loan has a forty-eight (48) month term, interest only for the first 9-months followed by 39-months of equal principal payments plus interest. Interest on the term loan is based on the Wall Street Journal prime rate (“Prime Rate”) (currently 3.25%) plus 2.25%. The term loan is subject to 1% prepayment penalty within the first year of funding. The current and non-current portions of the term loan are as follows at March 31, 2012:

Amount
Current portion of term loan	$256,410
Non-current portion of term loan	2,243,590

$2,500,000

Future minimum principal payments due under the term loan are as follows:

Year	Amount
2012	$64,103
2013	769,231
2014	769,231
2015	769,231
2016	128,204

$2,500,000

The line-of-credit facility bears interest at a floating rate per annum based on the Prime Rate plus 1.25% on advances made against eligible accounts receivable and Prime Rate plus 2.00% on advances made against eligible retail backlog. These interest rates are subject to change based on the Company’s maintenance of an adjusted quick ratio of one-to-one. The revised facility matures on March 15, 2013 and contains certain financial covenant and financial reporting requirements that the Company was in compliance with at March 31, 2012. The Company has no outstanding borrowings under the line-of-credit facility at March 31, 2012.

Notes Payable

The Company issued notes payable to seller in the amount of $3,000,000, related to its acquisition of substantially all of the assets and certain obligations of Northeast Energy Solutions, LLC (“NES”) on October 13, 2012. The fair value of the notes payable to seller was recorded at the face amount of the notes entered into at the date of acquisition due to their short-term maturity and market rate of interest. The notes payable to seller bear interest at 5% and are due in three equal installments as follows:

Due Date	Amount
July 2, 2012	$1,000,000
October 1, 2012	1,000,000
December 28, 2012	1,000,000

Total notes payable	$3,000,000

Interest is payable on each tranche at the respective due dates. These notes are unsecured and are subordinated to the Company’s credit facility with SVB.

16.	Acquisitions

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

NES

On October 13, 2011, the Company acquired substantially all of the assets and certain obligations of NES for a maximum purchase price of $4.8 million. NES, located in Cromwell Connecticut, focuses on turn-key electrical, mechanical and lighting energy efficiency measures serving commercial, industrial and institutional customers. The total consideration paid to acquire NES included $1.0 million in cash, the issuance of 83,209 shares of Company common stock and a $3,000,000 Note payable to seller at closing.

In addition, the sellers of NES could earn up to $500,000 in contingent consideration if certain performance criteria were met post-acquisition. This potential contingent consideration consisted of two equal amounts of $250,000 and were due on January 15, 2012 (the “2011 NES Contingent Consideration”) and January 15, 2013 (the “2012 NES Contingent Consideration”), respectively. The Company determined that the 2011 NES Contingent Consideration was met and in January 2012 paid the sellers of NES $250,000. At March 31, 2012, the recognized amount of the 2012 NES Contingent Consideration was unchanged at $0.1 million and has been reflected within current liabilities in the Company’s condensed consolidated balance sheets.

GSE:

On October 31, 2011, the Company acquired substantially all of the assets and certain obligations of GSE Consulting, L.P. (“GSE”) for a maximum purchase price of $13.1 million. GSE is a Texas based energy management and procurement company. The total consideration paid to acquire GSE included $5.4 million in cash and the issuance of 1.0 million shares of Company common stock at closing.

In addition, the sellers of GSE could earn up to an additional $4.5 million in contingent consideration if certain performance criteria were met post-acquisition. These potential contingent payments were as follows:

Due Date	Amount
January 31, 2012 (“GSE 2011 Contingent Consideration”)	$2,000,000
January 15, 2013 (“GSE 2012 Contingent Consideration”)	1,500,000
January 15, 2014 (“GSE 2013 Contingent Consideration”)	1,000,000

Total contingent consideration	$4,500,000

The Company determined that the GSE 2011 Contingent Consideration was met and in January of 2012 paid the sellers of GSE $2,000,000. The GSE 2012 Contingent Consideration and the GSE 2013 Contingent Consideration earn interest at 4% per annum, which is payable at each respective due date. At March 31, 2012 the recognized amount of the GSE 2012 Contingent Consideration and 2013 Contingent Consideration and related interest was approximately $2.4 million, of which $1.5 million has been reflected within current liabilities and $0.9 million has been reflected within non-current liabilities in the Company’s condensed consolidated balance sheets, respectively.

The NES acquisition operating results have been included within the Company’s Energy efficiency services segment since the date of acquisition. The Co-eX contracts and GSE operation were integrated into the Company’s energy procurement segment from the respective dates of acquisition and, therefore, discrete operating results are not maintained for those operations. The following unaudited pro forma information assumes that the acquisitions of Co-eXprise, NES and GSE had been completed as of the beginning of 2011:

Three Months Ended March 31, 2011
Revenues	$8,176,183
Net income	$789,745
Net income per share:
Basic	$0.08
Dilutive	$0.08
Weighted average shares outstanding – basic	10,282,414
Weighted average shares outstanding—diluted	10,307,953

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

Acquisitions are an important component of our business strategy. Our focus is on both our core procurement business as well as new product lines within the energy management services industry such as energy efficiency services. During the third and fourth quarters of 2011 we acquired the energy procurement business of Co-eXprise, Inc. (“Co-eXprise”), Northeast Energy Solutions, LLC (“NES”) and GSE Consulting, LP (“GSE”). These acquisitions expanded our capabilities in the Energy efficiency segment, enabled the Company to enter the growing small- and medium-sized customer Energy procurement marketplaces, and consolidate the large commercial, industrial and government auction space.

With the acquisition of NES, we are managing the business as two business segments: Energy procurement and Energy efficiency services.

Our business model is heavily dependent on our people. We have significantly grown our employee base from 20 at our initial public offering (“IPO”) in November 2006 to a current high of 92 at March 31, 2012. This planned investment has been, and will continue to be, a key component of our strategic initiatives and has resulted in revenue growth of over 350% since our initial public offering in 2006. While these infrastructure investments result in increased operating costs in the short–term, as they begin to generate incremental revenue the operating leverage within our business model results in positive cash flow and profitability. We have been able to fund our acquisitions and strategic investments primarily with cash on-hand, notes payable and cash we have generated from operations, and we will continue to focus on cash generating acquisitions in the future. These activities, however, will increase our operating costs both in the short and long-term and may require us to borrow against our current credit facility and/or raise funds through additional capital raises.

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

Mid-Market Transactions

Mid-sized energy procurement transactions have components similar to both the retail electricity and natural gas transactions. Commissions are driven primarily by the energy supplier who ultimately serves the customer. The terms and conditions underlying our agreements with each energy supplier can vary from full upfront payment at execution of the energy supply contract (similar to the retail natural gas transactions described above) to monthly over the flow period (similar to our retail electricity transactions.) As a result, we recognize monthly deals as energy flows from the energy suppliers to the energy consumer. On upfront transactions and/or varied payment term deals we recognize revenue as cash is received from the energy supplier. To date, revenue recognized on a monthly basis has approximated cash that has been received from energy suppliers.

Demand Response Transactions

Demand response transaction fees are recognized when we have received confirmation from the demand response provider (“DRP”) that the energy consumer has performed under the applicable Regional Transmission Organization (“RTO”) or Independent System Operator (“ISO”) program requirements. The energy consumer is either called to perform during an actual curtailment event or is required to demonstrate its ability to perform in a test event during the performance period. For the PJM Interconnection (“PJM”), an RTO that coordinates the movement of wholesale electricity in all or parts of 13 states and the District of Columbia, the performance period is June through September in a calendar year. Test results are submitted to the PJM by the DRPs and we receive confirmation of the energy consumer’s performance in the fourth quarter. DRPs typically pay us ratably on a quarterly basis throughout the demand response fiscal (June to May) year. As a result, a portion of the revenue we recognize is reflected as unbilled accounts receivable.

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

Environmental Commodity Transactions

Environmental commodity transaction fees are accounted for utilizing two primary methods. For regulated allowance programs like the Regional Greenhouse Gas Initiative (“RGGI”), fees are paid by the lister and are recognized quarterly as revenue as auctions are completed and approved. For all other environmental commodity transactions both the lister and the bidder pay the transaction fee and revenue is recognized upon the consummation of the underlying transaction as credits are delivered by the lister and payment is made by the bidder.

Energy Efficiency Services

Our Energy efficiency services segment is primarily project driven where we identify efficiency measures that energy consumers can implement to reduce their energy usage. We present retrofit opportunities to customers, get approval from them to proceed and submit the proposal to the local utility for cost reimbursement. Once the utility approves funding for the project, we install the equipment, typically new heating, ventilation or air conditioning equipment, or replace lighting fixtures to more efficient models. We generally recognize revenue for energy efficiency services when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. Due to the short-term nature of projects (typically two to three weeks), the Company utilizes the completed-contract method. Revenues are recognized based upon factors such as passage of title, installation, payments and customer acceptance.

Cost of revenue

Cost of revenue consists primarily of:

•

salaries, employee benefits and share-based compensation associated with our auction management and efficiency services, which are directly related to the development and production of the online auction and maintenance of market-related data on our auction platform and monthly management fees (our supply desk function);

•	project costs including direct labor equipment and materials directly associated with efficiency projects;

•	amortization of capitalized costs associated with our auction platform and acquired developed technology; and

•	rent, depreciation and other related overhead and facility-related costs.

Sales and marketing

Sales and marketing expenses consist primarily of:

•	salaries, employee benefits and share-based compensation related to sales and marketing personnel;

•	third party commission expenses to our channel partners;

•	travel and related expenses;

•	amortization related to customer relationships and contracts;

•	rent, depreciation and other related overhead and facility-related costs; and

•	general marketing costs such as trade shows, marketing materials and outsourced services.

General and administrative

General and administrative expenses consist primarily of:

•	salaries, employee benefits and share-based compensation related to general and administrative personnel;

•	accounting, legal, investor relations, information technology and other professional fees; and

•	rent, depreciation and other related overhead and facility-related costs.

Interest income (expense), net

Interest income (expense), net consists primarily of:

•	interest income earned on cash held in the bank; and

•	interest expense related to capital leases, bank term loan, note payable and contingent consideration.

Income tax expense

Income tax expense reflects the Company’s federal alternative minimum tax liability and state income taxes.

Results of Operations

The following table sets forth certain items as a percent of revenue for the periods presented:

	For the Three Months Ended March 31,
	2012	2011
Revenue	100%	100%
Cost of revenue	23	20

Gross profit	77	80
Operating expenses:
Sales and marketing	48	50
General and administrative	24	25

Operating income	5	5
Interest income (expense), net	(1)	—
Other income	1	—
Income tax expense	(1)	—

Net income	4%	5%

Comparison of the Three Months Ended March 31, 2012 and 2011

Revenue

	For the Three Months Ended March 31,		Increase
	2012	2011
Energy procurement	$7,139,247	$4,918,388	$2,220,859	45%
Energy efficiency services	787,144	—	787,144	—

Total revenue	$7,926,391	$4,918,388	$3,008,003	61%

Revenue increased 61% for the three months ended March 31, 2012 as compared to the same period in 2011 primarily due to a full quarter of revenue from our acquisitions completed in the fourth quarter of 2011 and increased auction activity in our retail product line. Our Energy procurement segment increased 45% due to the additions of the energy procurement contracts of Co-eXprise and GSE and, to a lesser extent, increased gas transactions and new customers. Our Energy efficiency service segment generated approximately $787,000 in revenue in the first quarter of 2012 primarily related to our October 2011 acquisition of NES.

Cost of revenue

	For the Three Months Ended March 31,
	2012		2011
	$	% of Revenue	$	% of Revenue	Increase
Energy procurement	$1,246,353	17%	$1,000,532	20%	$245,821	25%
Energy efficiency services	577,060	73%	—	—	577,060	—

Total cost of revenue	$1,823,413	23%	$1,000,532	20%	$822,881	82%

Cost of revenue increased 82% for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 primarily due to increases in equipment, material and labor costs associated with projects completed by our Energy efficiency service segment. Cost of revenue for our Energy procurement segment increased 25% due to increases in payroll resulting from a net increase in employees primarily due to our recent acquisitions. Cost of revenue associated with our Energy procurement segment as a percent of revenue declined 3% due to the 45% increase in revenue. The costs of revenue associated with our Energy efficiency services segment was primarily associated with equipment, material and labor costs associated with completed projects during the quarter. Cost of revenue as a percent of our Energy efficiency services revenue was 73% as we continued to invest in our project management team during the quarter.

Operating expenses

	For the Three Months Ended March 31,
	2012		2011
	$	% of Revenue	$	% of Revenue	Increase
Sales and marketing	$3,814,183	48%	$2,456,221	50%	$1,357,962	55%
General and administrative	1,875,037	24	1,217,739	25	657,298	54

Total operating expenses	$5,689,220	72%	$3,673,960	75%	$2,015,260	55%

Sales and marketing expenses increased 55% for the three months ended March 31, 2012 as compared to the same period in 2011 primarily due to increases in payroll, internal commissions and amortization of intangible assets. Payroll and internal commissions increased due to an increase of twenty-one sales and marketing employees versus the same period last year primarily due to our acquisitions and hires in our Energy efficiency services segment. Amortization expense related to intangible assets increased due to our 2011 acquisitions. Sales and marketing expense as a percentage of revenue decreased 2% due to the 61% increase in revenue, which was substantially offset by the increase in costs described above.

The 54% increase in general and administrative expenses for the three months ended March 31, 2012 as compared to the same period in 2011 was primarily due to increases in amortization expense, payroll, and back office support functions. Amortization expense related to intangible assets, payroll and administrative costs increased primarily due to our 2011 acquisitions. General and administrative expenses as a percent of revenue decreased 1% as our 61% increase in revenue was substantially offset by the above noted increase in costs.

Interest expense, net

Interest expense, net was approximately $89,000 for the three months ended March 31, 2012 compared to interest income, net of approximately $13,000 for the three months ended March 31, 2011. The increase in interest expense, net in 2012 was primarily due to interest charged on our notes payable, contingent consideration and the term loan with Silicon Valley Bank (“SVB”). The interest income in the first quarter of 2011 was primarily due to interest earned on a convertible note receivable with Retroficiency, Inc. (“Retroficiency”).

Other income

Other income in the amount of approximately $53,000 was recognized from the sale of our investment in Retroficiency in the first quarter of 2012. There was no other income in 2011.

Income tax expense

We recorded income tax expense of approximately $28,000 for the three months ended March 31, 2012 compared to income tax expense of approximately $7,000 for the three months ended March 31, 2011. Income tax expense reflects the Company’s federal alternative minimum tax liability and state income taxes.

Net income

We reported net income for the three months ended March 31, 2012 and 2011 of approximately $0.3 million, respectively, as increases in revenue in the first quarter of 2012 were substantially offset by cost increases and lower margins associated with our Energy efficiency service segment.

Liquidity and Capital Resources

At March 31, 2012, we had no commitments for material capital expenditures. We have identified and executed against a number of strategic initiatives that we believe are key components of our future growth, including: expanding our community of listers, bidders and channel partners on our exchanges; strengthening and extending our long-term relationships with government agencies; entering into other energy-related markets including wholesale transactions with utilities, energy efficiency, and demand response; making strategic acquisitions; and growing our direct and inside sales force. As of March 31, 2012 our workforce numbered 92, an increase of ten employees from the number that we employed at December 31, 2011. At March 31, 2012, we had 44 professionals in our sales and marketing and account management groups, 32 in our supply desk group and 16 in our general and administrative group.

As part of the consideration in acquiring NES, we are committed to repay $3.0 million in notes payable to the sellers plus interest in three equal installments on July 2, October 1 and December 28, 2012, respectively. In addition, in the first quarter of 2012 we paid contingent consideration of $0.25 million and we have a commitment to pay contingent consideration of $0.25 million in the first quarter of 2013 if certain milestones and financial performance criteria are met. As part of the consideration paid to the former owners of GSE, in the first quarter of 2012 we paid contingent consideration of $2.0 million and are required to pay up to a maximum of $2.5 million of contingent consideration in each of the first quarters of 2013 and 2014 if certain performance criteria are met.

While we believe we have the resources to meet our long-term obligations under these arrangements based on cash on-hand and the operating cash flows both from our base and our recently acquired businesses, we entered into an amended $5.0 million credit facility with SVB in the first quarter of 2012 to meet our short-term requirements. Under the amended facility, we borrowed $2.5 million under a 4-year term note (9-months interest only; 39 equal installments of principal and interest) and have $2.5 million available under a line-of-credit. At March 31, 2012 we had no borrowings against the line-of-credit. All of our acquisitions have historically generated operating cash flow. During the quarter we generated $1.3 million of EBITDA and ended the quarter with $2.4 million in cash and cash equivalents. We believe our cash flows will be adequate to meet our contingent consideration payments when due, if any, our obligations under the term note, and to repay the notes payable to the sellers when due.

Comparison of March 31, 2012 to December 31, 2011

	March 31, 2012	December 31, 2011	Increase/(Decrease)
Cash and cash equivalents	$2,403,744	$1,837,801	$565,943	31%
Trade accounts receivable	5,099,472	4,057,215	1,042,257	26
Days sales outstanding	59	60	(1)	(2)
Working capital (deficit)	(737,072)	(3,471,245)	2,734,173	79
Stockholders’ equity	21,726,792	21,181,119	545,673	3

Cash and cash equivalents increased 31% primarily due to $1.3 million generated in EBITDA during the first quarter of 2012, proceeds from the $2.5 million from borrowings under our term note with SVB and the receipt of $0.8 million in cash from the sale of our Retroficiency investment. These increases were partially offset by contingent consideration payments of $2.3 million, a 26% increase in trade accounts receivable and a net reduction of $0.9 million in accrued compensation. Trade accounts receivable increased 26% due to the 34% increase in revenue as compared to the fourth quarter of 2011. Days sales outstanding (representing accounts receivable outstanding at March 31, 2012 divided by the average sales per day during the current quarter, as adjusted for non-recurring items) decreased 2% due to the timing of in period revenue recognized within the first quarter of 2012 as compared to the fourth quarter of 2011. Revenue from bidders representing 10% or more of our revenue decreased to 21% from two bidders during the quarter ended March 31, 2012, from 24% from the same bidders during the same period in 2011.

The working capital deficit at March 31, 2012 (consisting of current assets less current liabilities) improved $2.7 million from December 31, 2011 primarily due to cash generated from the sale of our Retroficiency investment, proceeds from our term note with SVB and EBITDA. These increases in cash funded the increase in trade accounts receivable and the net decrease in current liabilities. Stockholders’ equity increased 3% for the quarter ended March 31, 2012 due to net income and the exercise of stock options in the quarter.

Cash used in operating activities for the quarter ended March 31, 2012 was approximately $0.5 million as compared to approximately $0.6 million in 2011. This decrease was primarily due to the $0.7 million increase in EBITDA, partially offset by increases in receivables and other current assets, and a net decrease in current liabilities. Cash used in investing and financing activities for the quarter ended March 31, 2012 was approximately $1.1 million primarily due to cash received from the sale of our Retroficiency investment and proceeds from our term loan with SVB, substantially offset by the payment of $2.3 million of contingent consideration related to our 2011 acquisitions. Cash used in investing and financing activities for the three months ended March 31, 2011 was $0.2 million primarily due to a $0.2 million advance to Retroficiency.

EBITDA, representing net income or loss before interest, income taxes, depreciation and amortization for the three months ended March 31, 2012 was $1.3 million as compared to $0.6 million for the same period in the prior year. This increase was primarily due to a $0.2 million increase in operating income despite the $0.5 million increase in depreciation and amortization related to acquisitions compared to the first quarter of 2011. We have generated EBITDA for seven straight quarters for a cumulative total of $4.7 million, including $3.0 million over the last 12 months. Please refer to the section below discussing non-GAAP financial measures for a reconciliation of non-GAAP measures to the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

In this Quarterly Report on Form 10-Q, we provide certain “non-GAAP financial measures”. A non-GAAP financial measure refers to a numerical financial measure that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable financial measure calculated and presented in accordance with GAAP in our financial statements. In this Quarterly Report on Form 10-Q, we provide EBITDA and adjusted EBITDA as additional information relating to our operating results. These non-GAAP measures exclude expenses related to share-based compensation, depreciation related to our fixed assets, amortization expense related to acquisition-related assets and capitalized software, interest expense on capital leases, bank borrowings, notes payable to sellers and contingent consideration, interest income on invested funds and notes receivable, and income taxes. Management uses these non-GAAP measures for internal reporting and bank reporting purposes. We have provided these non-GAAP financial measures in addition to GAAP financial results because we believe that these non-GAAP financial measures provide useful information to certain investors and financial analysts in assessing our operating performance due to the following factors:

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

Pursuant to the requirements of the SEC, we have provided below a reconciliation of the non-GAAP financial measures used to the most directly comparable financial measures prepared in accordance with GAAP. These non-GAAP financial measures are not prepared in accordance with GAAP. These measures may differ from the GAAP information, even where similarly titled used by other companies, and therefore should not be used to compare our performance to that of other companies. The presentation of this additional information is not meant to be considered in isolation or as a substitute for net income prepared in accordance with GAAP.

	Three Months Ended March 31,
	2012	2011
GAAP net income	$349,920	$250,089
Add: Interest (income) expense, net	89,444	(13,443)
Add: Income taxes	27,500	7,250
Add: Amortization of intangibles	759,247	239,361
Add: Amortization of other assets	12,937	40,112
Add: Depreciation	53,550	35,480

Non-GAAP EBITDA	$1,292,598	$558,849

Non-GAAP EBITDA per share	$0.11	$0.06

Add: Share-based compensation	119,541	141,192

Non-GAAP adjusted EBITDA	$1,412,139	$700,041

Non-GAAP adjusted EBITDA per share	$0.12	$0.08

Weighted average diluted shares	11,983,573	9,224,744

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

The most judgmental estimates affecting our consolidated financial statements are those relating to revenue recognition and the estimate of actual energy delivered from the bidder to the lister of such energy; share-based compensation; the valuation of intangible assets and goodwill; the valuation of contingent consideration; impairment of long-lived assets; and estimates of future taxable income as it relates to the realization of our net deferred tax assets. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates; future results of operations may be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Refer to Note 2 of our consolidated financial statements within our Annual Report on Form 10-K as filed on March 8, 2012 for a description of our accounting policies.

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

Revenue Estimation

Our estimates in relation to revenue recognition affect revenue and sales and marketing expense as reflected on our statements of operations, and trade accounts receivable and accrued commission accounts as reflected on our balance sheets. For any quarterly reporting period, we may not have actual usage data for certain energy suppliers and will need to estimate revenue. We initially record revenue based on the energy consumers’ historical usage profile. At the end of each reporting period, we adjust this historical profile to reflect actual usage for the period and estimate usage where actual usage is not available. For the three months ended March 31, 2012, we estimated usage for approximately 22% of our revenue resulting in a negative 0.9%, or approximately $70,000, adjustment to decrease revenue. This decrease in revenue resulted in an approximate $15,000 decrease in sales and marketing expense related to third party commission expense associated with those revenues. Corresponding adjustments were made to trade accounts receivable and accrued commissions, respectively. A 1% difference between this estimate and actual usage would have an approximate $18,000 effect on our revenue for the three months ended March 31, 2012.

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

Impairment of Long-Lived and Intangible Assets

In accordance with guidance from the FASB, we periodically review long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable or that the useful lives of those assets are no longer appropriate. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. No impairment of our long-lived assets was recorded as no change in circumstances indicated that the carrying value of the assets was not recoverable during 2012.

Fair Value of Financial Instruments

We follow ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) for fair value measurements. ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value, which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The hierarchy established under ASC 820 gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

Level 1 - Pricing inputs are quoted prices available in active markets for identical investments as of the reporting date. As required by ASC 820, the Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

Level 2 - Pricing inputs are quoted prices for similar investments, or inputs that are observable, either directly or indirectly, for substantially the full term through corroboration with observable market data. Level 2 includes investments valued at quoted prices adjusted for legal or contractual restrictions specific to these investments.

Level 3 - Pricing inputs are unobservable for the investment, that is, inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability. Level 3 includes investments that are supported by little or no market activity.

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

Our estimates in relation to income taxes affect income tax benefit and deferred tax assets as reflected on our statements of operations and balance sheets, respectively. The deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized in the near term. As of March 31, 2012, we had net deferred tax assets of approximately $7.0 million against which a full valuation allowance has been established. To the extent we determine that it is more likely than not that we will recover all of our deferred tax assets, it could result in an approximate $7.0 million non-cash tax benefit.

Share-Based Compensation

We recognize the compensation cost from share-based awards on a straight-line basis over the requisite service period of the award. For the three months ended March 31, 2012, share based awards consisted of grants of stock options, and for the three months ended March 31, 2011, share-based awards consisted of grants of stock options and stock warrants. The vesting period of share-based awards is determined by the board of directors, and is generally four years for employees.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2012, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and procedures also were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

No material changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the vesting of restricted stock granted to employees, we withheld shares with value equivalent to employees’ minimum statutory obligations for the applicable income and other employment taxes. A summary of the shares withheld to satisfy employee tax withholding obligations for the three months ended March 31, 2012 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plan

1/01/12 – 1/31/12	—	$—	—	—
2/01/12 – 2/29/12	78	$4.94	—	—
3/01/12 – 3/31/12	224	$4.88	—	—

Total	302	$4.90	—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

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

World Energy Solutions, Inc.

Dated: May 3, 2012	By:	/s/ Richard Domaleski
Richard Domaleski
Chief Executive Officer

Dated: May 3, 2012	By:	/s/ James Parslow
James Parslow
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of the Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002