Form 10-Q
period 2012-06-30
World Energy Solutions, Inc.
filed 2012-08-02
CIK 1371781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012; or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to

Commission file number: 001-34289

World Energy Solutions, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3474959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Front Street

Worcester, Massachusetts 01608

(Address of principal executive offices)

508-459-8100

(Registrant’s telephone number)

446 Main Street

Worcester, Massachusetts 01608

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 27, 2012, the registrant had 12,017,674 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

WORLD ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,626,845	$1,837,801
Trade accounts receivable, net	5,899,379	4,057,215
Inventory	516,242	288,174
Prepaid expenses and other current assets	320,291	392,287

Total current assets	10,362,757	6,575,477
Property and equipment, net	599,475	426,403
Intangibles, net	12,720,831	14,178,972
Goodwill	11,817,236	11,817,236
Investments	—	716,936
Other assets, net	102,993	109,516

Total assets	$35,603,292	$33,824,540

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,445,753	$821,089
Accrued commissions	1,041,749	970,185
Accrued compensation	1,790,535	2,109,874
Accrued contingent consideration	1,593,258	2,250,000
Accrued expenses and other current liabilities	1,207,315	885,625
Notes payable	3,000,000	3,000,000
Current portion of long-term debt	448,718	—
Capital lease obligations	14,145	9,949

Total current liabilities	10,541,473	10,046,722
Capital lease obligations, net of current portion	5,037	18,984
Long-term debt, net of current portion	2,051,282	—
Accrued contingent consideration, net of current portion	946,588	2,489,982
Deferred income taxes	87,733	87,733

Total liabilities	13,632,113	12,643,421

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 30,000,000 shares authorized; 11,946,060 shares issued and 11,897,254 shares outstanding at June 30, 2012 and 11,901,319 shares issued and 11,853,025 shares outstanding at December 31, 2011	1,190	1,185
Additional paid-in capital	43,266,195	42,967,034
Accumulated deficit	(21,072,382)	(21,565,497)
Treasury stock, at cost; 48,806 shares at June 30, 2012 and 48,294 shares at December 31, 2011	(223,824)	(221,603)

Total stockholders’ equity	21,971,179	21,181,119

Total liabilities and stockholders’ equity	$35,603,292	$33,824,540

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Brokerage commissions, transaction fees and efficiency projects	$8,004,836	$4,388,968	$15,678,604	$9,059,792
Management fees	240,580	247,714	493,203	495,278

Total revenue	8,245,416	4,636,682	16,171,807	9,555,070
Cost of revenue	2,158,485	935,981	3,981,898	1,936,513

Gross profit	6,086,931	3,700,701	12,189,909	7,618,557

Operating expenses:
Sales and marketing	3,718,771	2,416,829	7,532,954	4,873,050
General and administrative	2,104,202	1,099,331	3,979,239	2,317,070

Total operating expenses	5,822,973	3,516,160	11,512,193	7,190,120

Operating income	263,958	184,541	677,716	428,437
Interest income (expense), net	(98,263)	14,020	(187,707)	27,463
Other income	—	—	53,106	—

Income before income taxes	165,695	198,561	543,115	455,900
Income tax expense	22,500	7,250	50,000	14,500

Net income	$143,195	$191,311	$493,115	$441,400

Net income per share:
Net income per common share – basic and diluted	$0.01	$0.02	$0.04	$0.04

Weighted average shares outstanding – basic	11,893,365	10,584,465	11,880,669	9,895,661

Weighted average shares outstanding – diluted	11,928,460	10,650,397	11,952,420	9,939,444

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$493,115	$441,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,582,882	622,085
Share-based compensation	199,444	317,508
Gain on sale of investment	(53,106)	—
Interest on note receivable	—	(28,956)
Interest on contingent consideration	49,864	—

Changes in operating assets and liabilities:
Trade accounts receivable	(1,842,164)	87,364
Inventory	(228,068)	—
Prepaid expenses and other current assets	71,996	(109,944)
Accounts payable	624,664	29,901
Accrued commissions	71,564	38,435
Accrued compensation	(319,339)	(781,252)
Accrued expenses and other current liabilities	321,690	(65,496)

Net cash provided by operating activities	972,542	551,045

Cash flows from investing activities:
Increase in other assets	(15,148)	(41,109)
Proceeds from sale of investment	770,042	(216,667)
Purchases of property and equipment, net of disposals	(276,142)	(7,963)

Net cash provided by (used in) investing activities	478,752	(265,739)

Cash flows from financing activities:
Proceeds from exercise of stock options	99,722	84,657
Proceeds from the sale of common stock, net	—	5,303,979
Purchase of treasury stock	(2,221)	(8,887)
Proceeds from issuance of long-term debt	2,500,000	—
Payments of contingent consideration	(2,250,000)	—
Principal payments on capital lease obligations	(9,751)	(7,690)

Net cash provided by financing activities	337,750	5,372,059

Net increase in cash and cash equivalents	1,789,044	5,657,365

Cash and cash equivalents, beginning of period	1,837,801	3,559,288

Cash and cash equivalents, end of period	$3,626,845	$9,216,653

Supplemental disclosure of cash flow information:

Net cash paid for interest	$(94,543)	$(1,605)

Net cash paid for income taxes	$(76,030)	$(14,000)

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2012

1.	Nature of Business and Basis of Presentation

World Energy Solutions, Inc. (“World Energy” or the “Company”) offers a range of energy management solutions to commercial and industrial businesses, institutions, utilities, and governments to reduce their overall energy costs. The Company comes to market with a holistic approach to energy management helping customers a) contract for the lowest price for energy, b) engage in energy efficiency projects to minimize quantity used and c) maximize available rebate and incentive programs. The Company made its mark on the industry with an innovative approach to procurement via its state-of-the-art online auction platforms, the World Energy Exchange®, the World Green Exchange® and the World DR Exchange®. With recent investments and acquisitions, World Energy is building out its energy efficiency practice - offering technology-enabled solutions such as online audits of facilities to identify retrofit options and project management services for retrofit implementation, believing this practice will also enable more cross-selling opportunities for commodity auctions. The Company is also taking its suite of solutions to the rapidly growing small- and medium-sized customer markets.

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

In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments consisting of normal recurring adjustments and accruals necessary for the fair presentation of the Company’s financial position as of June 30, 2012, and the results of its operations and cash flows for the three and six months ended June 30, 2012 and 2011, respectively. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2012. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

As of June 30, 2012 and 2011, the Company only had one issued and outstanding class of stock – common stock. As a result, the basic earnings per share for the three and six months ended June 30, 2012 and 2011 is computed by dividing net income by the weighted average number of common shares outstanding for the period.

The following table provides a reconciliation of the denominators of the Company’s reported basic and diluted earnings per share computation for the three and six months ended June 30, 2012 and 2011, respectively:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Weighted number of common shares - basic	11,893,365	10,584,465	11,880,669	9,895,661
Common stock equivalents	35,095	65,932	71,751	43,783

Weighted number of common shares - diluted	11,928,460	10,650,397	11,952,420	9,939,444

The following represents issuable weighted average share information for the respective periods:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Common stock options	18,495	36,203	29,144	31,701
Common stock warrants	12,737	29,309	39,648	11,712
Unvested restricted stock	3,863	420	2,959	370

Total common stock equivalents	35,095	65,932	71,751	43,783

In addition, common stock options and unvested restricted stock of 571,451 and 148, respectively, were excluded from the calculation of net earnings per share, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during the three months ended June 30, 2012, and common stock options and unvested restricted stock of 527,451 and 148, respectively, were excluded from the calculation of net earnings per share, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during the six months ended June 30, 2012.

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

4.	Concentration of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. The Company places its cash with primarily one institution, which management believes is of high credit quality. As of June 30, 2012, all of the Company’s cash is held in an interest bearing account.

The Company provides credit in the form of invoiced and unbilled accounts receivable in the normal course of business. Collateral is not required for trade accounts receivable, but ongoing credit evaluations are performed. While the majority of the Company’s revenue is generated from retail energy transactions where the winning bidder pays a commission to the Company, commission payments for certain auctions can be paid by the lister, bidder or a combination of both. Management provides for an allowance for doubtful accounts on a specifically identified basis, as well as through historical experience applied to an aging of accounts, if necessary. Trade accounts receivable are written off when deemed uncollectible. To date write-offs have not been material.

The following represents revenue and trade accounts receivable from bidders exceeding 10% of the total in each category:

	Revenue for the three months ended June 30,		Revenue for the six months ended June 30,		Trade Accounts Receivable as of June 30,
Bidder	2012	2011	2012	2011	2012	2011
A	1%	5%	2%	5%	6%	12%
B	8%	11%	10%	12%	7%	10%
C	11%	14%	10%	13%	13%	18%
D	12%	8%	9%	7%	9%	9%

In addition to its direct relationship with bidders, the Company also has direct contractual relationships with listers for the online procurement of certain of their energy, demand response or environmental needs. These listers are primarily large businesses and government organizations and do not have a direct creditor relationship with the Company. For the three and six months ended June 30, 2012 and 2011, no lister represented more than 10% individually of the Company’s aggregate revenue.

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

The Company does invoice for retail natural gas and wholesale transactions as well as energy efficiency projects, which are reflected as billed accounts receivable. Revenue on these transactions is recognized upon completion of the procurement event or upon project installation and acceptance, as required, and is generally due within 30 days of invoice date. In addition, the Company invoices the bidder, lister or combination of both for certain auctions performed for environmental commodity product transactions. These transactions are earned and invoiced either upon lister acceptance of the auction results or, in some cases, upon delivery of the credits or cash settlement of the transaction. Trade accounts receivable, net consists of the following:

	June 30, 2012	December 31, 2011
Unbilled accounts receivable	$4,510,631	$3,599,334
Billed accounts receivable	1,460,070	529,203

	5,970,701	4,128,537
Allowance for doubtful accounts	(71,322)	(71,322)

Trade accounts receivable, net	$5,899,379	$4,057,215

6.	Inventory

Inventory is maintained in the Company’s Energy efficiency services segment and consists of prepaid expendables and project materials. Prepaid expendables represents consumable components that are used in project installations and are stated at the lower of cost or market, with cost being determined on a first-in, first-out (FIFO) basis. Historical inventory usage and current trends are considered in estimating both excess and obsolete inventory. To date, there have been no write-downs of inventory. Project materials represents direct costs incurred on projects-in-process as of each reporting period. Inventory consists of the following:

	June 30, 2012	December 31, 2011
Prepaid expendables	$47,709	$63,521
Project materials	468,533	224,653

Total inventory	$516,242	$288,174

7.	Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30, 2012	December 31, 2011
Leasehold improvements	$144,706	$104,739
Equipment	678,301	584,416
Motor vehicles	121,616	124,847
Furniture and fixtures	604,749	460,750

	1,549,372	1,274,752
Less: accumulated depreciation	(949,897)	(848,349)

Property and equipment, net	$599,475	$426,403

Depreciation expense for the three months ended June 30, 2012 and 2011 was approximately $49,000 and $32,000, respectively, and depreciation expense for the six months ended June 30, 2012 and 2011 was approximately $103,000 and $67,000.

8.	Warranty

The Company’s Energy efficiency services segment provides its customers a one year warranty for all parts and labor in its installation workmanship. The Company provides for the estimated cost of warranties, determined primarily from historical information and management’s judgment, at the time revenue is recognized. Should actual warranties differ from the Company’s estimates, revisions to the estimated warranty liability would be required. Warranty expense has not been material to date.

9.	Stockholders’ Equity

Treasury Stock

In connection with the vesting of restricted stock granted to employees the Company withheld shares with value equivalent to employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld of 512 and 2,378 for the six months ended June 30, 2012 and 2011, respectively, were based on the value of the restricted stock on their vesting date as determined by the Company’s closing stock price. Total payment for employees’ tax obligations was approximately $2,000 and $9,000 for the six months ended June 30, 2012 and 2011, respectively. These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Common Stock Warrants

The following table summarizes the Company’s warrant activity:

	Shares	Weighted Average Exercise Price
Warrants outstanding, December 31, 2011	364,500	$3.00
Granted	—	$—
Exercised	—	$—
Canceled/expired	(300,000)	$3.00

Warrants outstanding, June 30, 2012	64,500	$3.03

The weighted average remaining contractual life of warrants outstanding is 2.72 years as of June 30, 2012.

10.	Share-Based Compensation

For the six months ended June 30, 2012, share based awards consisted of grants of common stock options and restricted stock, and for the six months ended June 30, 2011, share-based awards consisted of grants of common stock options and common stock warrants. The Company recognizes the compensation from share-based awards on a straight-line basis over the requisite service period of the award. The vesting period of share-based awards is determined by the board of directors, and is generally four years for employees. The restrictions on the restricted stock lapse over the vesting period, which is typically four years. The per-share weighted-average fair value of restricted stock granted during the six months ended June 30, 2012 was $3.33 on the date of the grant. The per-share weighted-average fair value of stock options granted during the six months ended June 30, 2012 was $2.67 on the date of the grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Six months ended June 30,	Expected Dividend Yield	Risk-Free Interest Rate	Expected Life	Expected Volatility
2012	—	0.75%	4.75 years	95%

The Company elected to use the Black-Scholes option pricing model to determine the weighted average fair value of stock options granted. The Company determined the volatility for stock options based on the reported closing prices of the Company’s stock since its initial public offering in November 2006. The expected life of stock options and stock warrants has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment”. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, guidance from the FASB requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. As a result, the Company applied estimated forfeiture rates to unvested share-based compensation of 11% and 10% for stock options and restricted stock for each of the six month periods ended June 30, 2012 and 2011, respectively, in determining the expense recorded in the accompanying condensed consolidated statements of operations.

The approximate total share-based compensation expense for the periods presented is included in the following expense categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenue	$17,000	$20,000	$33,000	$43,000
Sales and marketing	39,000	108,000	94,000	174,000
General and administrative	23,000	48,000	72,000	101,000

Total share-based compensation	$79,000	$176,000	$199,000	$318,000

As of June 30, 2012, there was approximately $1,023,000 of unrecognized compensation expense related to share-based awards, including approximately $632,000 related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.06 years, and approximately $391,000 related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 3.80 years.

11.	Employee Benefit Plans

Stock Options

The Company has two stock incentive plans: the 2003 Stock Incentive Plan, or the 2003 Plan, and the 2006 Stock Incentive Plan, or the 2006 Plan. In the Company’s Annual Meeting on May 17, 2012, an amendment to the 2006 Plan was approved to increase the number of shares of common stock covered by the 2006 Plan by 800,000 shares from 873,816 to 1,673,816. There were 1,494,517 shares of common stock reserved for issuance under these plans at June 30, 2012. As of June 30, 2012, 95,201 shares of common stock, representing option grants still outstanding, were reserved under the 2003 Plan. No further grants are allowed under the 2003 Plan. As of June 30, 2012, 1,399,316 shares of common stock were reserved under the 2006 Plan representing 544,130 outstanding stock options, 120,420 shares of restricted stock outstanding and 734,766 shares available for grant. A summary of stock option activity under both plans for the three months ended June 30, 2012 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	707,281	$4.15
Granted	19,500	$3.94
Canceled	(48,575)	$5.45
Exercised	(38,875)	$2.57

Outstanding at June 30, 2012	639,331	$4.14

A summary of common stock options outstanding and common stock options exercisable as of June 30, 2012 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$2.00 - $2.80	40,255	3.43 Years	$44,683	33,682	3.43 Years	$37,387
$2.81 - $3.15	272,400	5.80 Years	37,490	67,364	5.30 Years	17,032
$3.16 - $4.91	226,975	4.04 Years	—	141,051	3.46 Years	—
$4.92 - $13.40	99,701	1.62 Years	—	96,576	1.54 Years	—

	639,331	4.37 Years	$82,173	338,673	3.27 Years	$54,419

The aggregate intrinsic value of options exercised during the six months ended June 30, 2012 was approximately $72,000. At June 30, 2012, the weighted average exercise price of common stock options outstanding and exercisable was $4.14 and $5.04, respectively.

Restricted Stock

A summary of restricted stock activity for the six months ended June 30, 2012 is as follows:

	Shares	Weighted Average Grant Price
Outstanding at December 31, 2011	1,856	$7.28
Granted	124,430	$3.35
Canceled	—	$—
Vested	(5,866)	$5.11

Outstanding at June 30, 2012	120,420	$3.33

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

The Company operates the business based on two industry segments: Energy procurement and Energy efficiency services. The Company delivers its Energy procurement services to four markets: retail energy, wholesale energy, demand response and environmental commodity. The Energy procurement process is substantially the same regardless of the market being serviced and is supported by the same operations personnel utilizing the same basic technology and back office support. There is no discrete financial information for these product lines nor are there segment managers who have operating responsibility for each product line. Energy efficiency services focus on turn-key electrical, mechanical and lighting energy efficiency measures servicing commercial, industrial and institutional customers.

Segment operating income represents income from operations including share-based compensation, amortization of intangible assets and depreciation. The following tables present certain continuing operating division information in accordance with the provisions of Accounting Standards Codification (“ASC”) 280, “Segment Reporting”.

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Consolidated revenue:
Energy procurement	$6,908,155	$14,047,402
Energy efficiency services	1,337,261	2,124,405

Consolidated total revenue	$8,245,416	$16,171,807

Consolidated income (loss) before income taxes:
Energy procurement	$265,303	$860,527
Energy efficiency services	(99,608)	(317,412)

Consolidated income before income taxes	$165,695	$543,115

	June 30, 2012
Consolidated total assets:
Energy procurement	$29,724,509
Energy efficiency services	5,878,783

Consolidated total assets	$35,603,292

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

Assets and liabilities of the Company measured at fair values on a recurring basis as of June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
Assets
Cash	$3,626,845	$3,626,845	$—	$—

Total Assets	$3,626,845	$3,626,845	$—	$—

Liabilities
Contingent consideration	$2,539,846	$—	$—	$2,539,846

Total Liabilities	$2,539,846	$—	$—	$2,539,846

	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets
Cash	$1,837,801	$1,837,801	$—	$—
Investments	716,936	—	—	716,936

Total Assets	$2,554,737	$1,837,801	$—	$716,936

Liabilities
Contingent consideration	$4,739,982	$—	$—	$4,739,982

Total Liabilities	$4,739,982	$—	$—	$4,739,982

14.	Investment / Convertible Note Receivable

In 2010, the Company made a strategic investment in the form of a two-year $650,000 convertible note with Retroficiency, Inc. (“Retroficiency”). The convertible note accrued interest at 9% per annum with principal and interest due at the end of the term on July 22, 2012. It included optional and automatic conversion rights to convert into Retroficiency shares at $0.54 per share and was subject to adjustment in certain circumstances. During the fourth quarter of 2011, Retroficiency executed a qualified financing in the form of Series A Preferred Stock at a price in excess of the Company’s conversion price. As result, all principal and interest amounts outstanding under the convertible note receivable at the time of the financing were converted into Series A Preferred Stock. In March 2012, the Company sold its investment in Retroficiency at a premium to its carrying value. As a result a gain of approximately $53,000 has been recorded as other income in the accompanying condensed consolidated statements of income for the six month period ended June 30, 2012.

15.	Long-term Debt and Notes Payable

Credit Facility

On March 2, 2012 the Company entered into a Third Loan Modification and Waiver Agreement (the “Third Modification Agreement”) with Silicon Valley Bank (“SVB”). Under the Third Modification Agreement SVB expanded its facility with the Company committing to make up to $5,000,000 in aggregate advances to the Company subject to availability against certain eligible accounts receivable and eligible retail backlog. This credit facility is comprised of two components: a $2.5 million term loan (“term loan”); and a $2.5 million line-of-credit. The term loan has a forty-eight (48) month term, interest only for the first 9-months followed by 39-months of equal principal payments plus interest. Interest on the term loan is based on the Wall Street Journal prime rate (“Prime Rate”) (currently 3.25%) plus 2.25%. The term loan is subject to 1% prepayment penalty within the first year of funding. The current and non-current portions of the term loan are as follows at June 30, 2012:

Amount
Current portion of term loan	$448,718
Non-current portion of term loan	2,051,282

$2,500,000

Future minimum principal payments due under the term loan are as follows:

Year	Amount
2012	$64,103
2013	769,231
2014	769,231
2015	769,231
2016	128,204

$2,500,000

The line-of-credit facility bears interest at a floating rate per annum based on the Prime Rate plus 1.25% on advances made against eligible accounts receivable and Prime Rate plus 2.00% on advances made against eligible retail backlog. These interest rates are subject to change based on the Company’s maintenance of an adjusted quick ratio of one-to-one. The revised facility matures on March 15, 2013 and contains certain financial covenant and financial reporting requirements that the Company was in compliance with at June 30, 2012. The Company has no outstanding borrowings under the line-of-credit facility at June 30, 2012.

Notes Payable

The Company issued notes payable to seller in the amount of $3,000,000, related to its acquisition of substantially all of the assets and certain obligations of Northeast Energy Solutions, LLC (“NES”) on October 13, 2011. The fair value of the notes payable to seller was recorded at the face amount of the notes entered into at the date of acquisition due to their short-term maturity and market rate of interest. The notes payable to seller bear interest at 5% and are due in three equal installments as follows:

Due Date	Amount
July 2, 2012	$1,000,000
October 1, 2012	1,000,000
December 28, 2012	1,000,000

Total notes payable	$3,000,000

Interest is payable on each tranche at the respective due dates. In July, 2012, the Company made the $1,000,000 principal payment against notes payable. These notes are unsecured and are subordinated to the Company’s credit facility with SVB.

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

In addition, the sellers of NES can earn up to $500,000 in contingent consideration if certain performance criteria are met post-acquisition. This potential contingent consideration consisted of two equal amounts of $250,000 and were due on January 15, 2012 (the “2011 NES Contingent Consideration”) and January 15, 2013 (the “2012 NES Contingent Consideration”), respectively. The Company determined that the 2011 NES Contingent Consideration was met and in January 2012 paid the sellers of NES $250,000. At June 30, 2012, the recognized amount of the 2012 NES Contingent Consideration was unchanged at $0.1 million and has been reflected within current liabilities in the Company’s condensed consolidated balance sheets.

GSE

On October 31, 2011, the Company acquired substantially all of the assets and certain obligations of GSE Consulting, L.P. (“GSE”) for a maximum purchase price of $13.1 million. GSE is a Texas based energy management and procurement company. The total consideration paid to acquire GSE included $5.4 million in cash and the issuance of 1.0 million shares of Company common stock at closing.

In addition, the sellers of GSE can earn up to an additional $4.5 million in contingent consideration if certain performance criteria are met post-acquisition. These potential contingent payments were as follows:

Due Date	Amount
January 31, 2012 (“GSE 2011 Contingent Consideration”)	$2,000,000
January 15, 2013 (“GSE 2012 Contingent Consideration”)	1,500,000
January 15, 2014 (“GSE 2013 Contingent Consideration”)	1,000,000

Total contingent consideration	$4,500,000

The Company determined that the GSE 2011 Contingent Consideration was met and in January of 2012 paid the sellers of GSE $2,000,000. The GSE 2012 Contingent Consideration and the GSE 2013 Contingent Consideration earn interest at 4% per annum, which is payable at each respective due date. At June 30, 2012 the recognized amount of the 2012 GSE contingent consideration and 2013 GSE contingent consideration was unchanged at approximately $1.5 million and $0.9 million, respectively. These amounts and related interest was approximately $2.4 million, of which $1.5 million has been reflected within current liabilities and $0.9 million has been reflected within non-current liabilities in the Company’s condensed consolidated balance sheets, respectively.

The NES acquisition operating results have been included within the Company’s Energy efficiency services segment since the date of acquisition. The Co-eXprise contracts and GSE operation were integrated into the Company’s Energy procurement segment from the respective dates of acquisition and, therefore, discrete operating results are not maintained for those operations. The following unaudited pro forma information assumes that the acquisitions of Co-eXprise, NES and GSE had been completed as of the beginning of 2011:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Revenues	$8,217,975	$16,394,158
Net income	$735,076	$1,524,821
Net income per share:
Basic	$0.06	$0.14
Dilutive	$0.06	$0.14
Weighted average shares outstanding - basic	11,667,674	10,978,870
Weighted average shares outstanding - diluted	11,733,606	11,022,653

The pro forma financial information is not necessarily indicative of the results to be expected in the future as a result of the acquisition of Co-eXprise, NES and GSE, as the acquisitions did not necessarily reflect the purchase of stand-alone or complete operations, and included several non-recurring revenue events.

17.	Commitment and Contingencies

On June 25, 2012, the Company relocated its corporate headquarters to 100 Front Street, Worcester, MA. In connection with this move, the Company entered into a ten-year lease for 12,000 square feet of office space at a rate comparable to rates paid under its former corporate office lease. The average annual rental commitment under this lease is approximately $320,000.

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

Our business model is heavily dependent on our people. We have significantly grown our employee base from 20 at our initial public offering (“IPO”) in November 2006 to a current high of 98 at June 30, 2012. This planned investment has been, and will continue to be, a key component of our strategic initiatives and revenue growth. While these infrastructure investments result in increased operating costs in the short–term, as they begin to generate incremental revenue the operating leverage within our business model results in positive cash flow and profitability. We have been able to fund our acquisitions and strategic investments primarily with cash on-hand, notes payable and cash we have generated from operations, and we will continue to focus on cash generating acquisitions in the future. These activities, however, will increase our operating costs both in the short and long-term and may require us to borrow against our current credit facility and/or raise funds through additional capital raises.

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

Historically, our revenue and operating results have varied from quarter-to-quarter and are expected to continue to fluctuate in the future. These fluctuations are primarily due to the buying patterns of our wholesale and natural gas customers, which tend to have large, seasonal purchases during the fourth and first quarters and electricity usage having higher demand in our second and third quarters. In addition, the activity levels on the World Energy Exchange® can fluctuate due to a number of factors, including market prices, weather conditions, energy consumers’ credit ratings, the ability of suppliers to obtain financing in credit markets, and economic and geopolitical events. To the extent these factors affect the purchasing decisions of energy consumers our future results of operations may be affected. Contracts between energy suppliers and energy consumers are signed for a variety of term lengths, with a one to two year contract term being typical for commercial and industrial energy consumers, and government contracts typically having two to three year terms.

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

    Mid-Market Transactions

Mid-sized energy procurement transactions have components similar to both the retail electricity and natural gas transactions. Commissions are driven primarily by the energy supplier who ultimately serves the customer. The terms and conditions underlying our agreements with each energy supplier can vary from full upfront payment at execution of the energy supply contract (similar to the retail natural gas transactions described above) to monthly over the flow period

(similar to our retail electricity transactions). As a result, we recognize monthly deals as energy flows from the energy suppliers to the energy consumer. On upfront transactions and/or varied payment term deals we recognize revenue as cash is received from the energy supplier. To date, revenue recognized on a monthly basis has approximated cash that has been received from energy suppliers.

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

Income tax expense

Income tax expense reflects the Company’s federal alternative minimum tax liability and state income taxes.

Results of Operations

The following table sets forth certain items as a percent of revenue for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	100%	100%	100%	100%
Cost of revenue	26	20	25	20

Gross profit	74	80	75	80
Operating expenses:
Sales and marketing	45	52	46	51
General and administrative	26	24	25	24

Operating income	3	4	4	5
Interest income (expense), net	(1)	—	(1)	—
Other income	—	—	—	—
Income tax expense	—	—	—	—

Net income	2%	4%	3%	5%

Comparison of the Three Months Ended June 30, 2012 and 2011

Revenue

	For the Three Months Ended June 30,
	2012	2011	Increase
Energy procurement	$6,908,155	$4,636,682	$2,271,473	49%
Energy efficiency services	1,337,261	—	1,337,261	—

Total revenue	$8,245,416	$4,636,682	$3,608,734	78%

Revenue increased 78% for the three months ended June 30, 2012 as compared to the same period in 2011 primarily due to revenue from our acquisitions completed in the fourth quarter of 2011 and increased auction activity in our retail and wholesale product lines. Our Energy procurement segment increased 49% due to the additions of the energy procurement contracts of Co-eXprise and GSE and, to a lesser extent, increased transaction activity due to new customers. Our Energy efficiency services segment generated approximately $1.3 million in revenue in the second quarter of 2012 due to our October 2011 acquisition of NES and projects completed by our internal energy efficiency services group.

Cost of revenue

	For the Three Months Ended June 30,
	2012		2011
	$	% of Revenue	$	% of Revenue	Increase
Energy procurement	$1,183,327	17%	$935,981	20%	$247,346	26%
Energy efficiency services	975,158	73%	—	—	975,158	—

Total cost of revenue	$2,158,485	26%	$935,981	20%	$1,222,504	131%

Cost of revenue increased 131% for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 primarily due to increases in equipment, material and labor costs associated with projects completed by our Energy efficiency services segment. Cost of revenue for our Energy procurement segment increased 26% due to increases in payroll resulting from a net increase in employees including our recent acquisitions. Cost of revenue associated with our Energy procurement segment as a percent of revenue declined 3% due to the 49% increase in revenue. The costs of revenue associated with our Energy efficiency services segment was primarily associated with equipment, material and labor costs associated with completed projects during the quarter. Cost of revenue as a percent of our Energy efficiency services revenue was 73% as we continued to build our project management team during the quarter.

Operating expenses

	For the Three Months Ended June 30,
	2012		2011
	$	% of Revenue	$	% of Revenue	Increase
Sales and marketing	$3,718,771	45%	$2,416,829	52%	$1,301,942	54%
General and administrative	2,104,202	26	1,099,331	24	1,004,871	91

Total operating expenses	$5,822,973	71%	$3,516,160	76%	$2,306,813	66%

Sales and marketing expenses increased 54% for the three months ended June 30, 2012 as compared to the same period in 2011 primarily due to increases in payroll, internal commissions and amortization of intangible assets. Payroll and internal commissions increased due to an increase of twenty-seven sales and marketing employees versus the same period last year primarily due to our acquisitions and hires in our Energy efficiency services segment and mid-market group. Amortization expense related to intangible assets increased due to our 2011 acquisitions. Sales and marketing expense as a percentage of revenue decreased 7% due to the 78% increase in revenue, which was substantially offset by the increase in costs described above.

The 91% increase in general and administrative expenses for the three months ended June 30, 2012 as compared to the same period in 2011 was primarily due to increases in payroll, amortization expense, compliance and certain non-recurring costs. Amortization expense related to intangible assets, payroll and compliance costs increased primarily due to our 2011 acquisitions. In addition, we incurred $0.4 million of non-recurring charges related to severance, our corporate office move and a channel partner advance. General and administrative expenses as a percent of revenue increased 2% as the above noted costs offset the 78% increase in revenue.

Interest expense, net

Interest expense, net was approximately $98,000 for the three months ended June 30, 2012 compared to interest income, net of approximately $14,000 for the three months ended June 30, 2011. The increase in interest expense, net in 2012 was primarily due to interest charged on our notes payable, contingent consideration and the term loan with Silicon Valley Bank (“SVB”). The interest income in the second quarter of 2011 was primarily due to interest earned on a convertible note receivable with Retroficiency, Inc. (“Retroficiency”).

Income tax expense

We recorded income tax expense of approximately $23,000 for the three months ended June 30, 2012 compared to income tax expense of approximately $7,000 for the three months ended June 30, 2011. While we have approximately $15.0 million of net operating loss carryforwards to offset taxable income, we continue to generate taxable income which is subject to federal alternative minimum tax and state income taxes.

Net income

We reported net income for the three months ended June 30, 2012 and 2011 of approximately $0.1 million and $0.2 million, respectively, as increases in revenue in the second quarter of 2012 were offset by cost increases, including the $0.4 million of non-recurring costs, and lower margins associated with our Energy efficiency services segment.

Comparison of the Six Months Ended June 30, 2012 and 2011

Revenue

	For the Six Months Ended June 30,
	2012	2011	Increase
Energy procurement	$14,047,402	$9,555,070	$4,492,332	47%
Energy efficiency services	2,124,405	—	2,124,405	—

Total revenue	$16,171,807	$9,555,070	$6,616,737	69%

Revenue increased 69% for the six months ended June 30, 2012 as compared to the same period in 2011 primarily due to six months of revenue from our acquisitions completed in the fourth quarter of 2011 and increased auction activity in our retail product line. Our Energy procurement segment increased 47% due to the additions of the energy procurement contracts of Co-eXprise and GSE and, to a lesser extent, increased gas transactions and new customers. Our Energy efficiency services segment generated approximately $2.1 million in revenue in the first six months of 2012 due to our October 2011 acquisition of NES and projects completed by our internal energy efficiency services group.

Cost of revenue

	For the Six Months Ended June 30,
	2012		2011
	$	% of Revenue	$	% of Revenue	Increase
Energy procurement	$2,429,680	17%	$1,936,513	20%	$493,167	25%
Energy efficiency services	1,552,218	73%	—	—	1,552,218	—

Total cost of revenue	$3,981,898	25%	$1,936,513	20%	$2,045,385	106%

Cost of revenue increased 106% for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 primarily due to increases in equipment, material and labor costs associated with projects completed by our Energy efficiency services segment. Cost of revenue for our Energy procurement segment increased 25% due to increases in payroll resulting from a net increase in employees including our recent acquisitions. Cost of revenue associated with our Energy procurement segment as a percent of revenue declined 3% due to the 47% increase in revenue. The costs of revenue associated with our Energy efficiency services segment was primarily associated with equipment, material and labor costs associated with completed projects during the quarter. Cost of revenue as a percent of our Energy efficiency services revenue was 73% as we continued to build our project management team during the quarter.

Operating expenses

	For the Six Months Ended June 30,
	2012		2011
	$	% of Revenue	$	% of Revenue	Increase
Sales and marketing	$7,532,954	46%	$4,873,050	51%	$2,659,904	55%
General and administrative	3,979,239	25	2,317,070	24	1,662,169	72

Total operating expenses	$11,512,193	71%	$7,190,120	75%	$4,322,073	60%

Sales and marketing expenses increased 55% for the six months ended June 30, 2012 as compared to the same period in 2011 primarily due to increases in payroll, internal commissions and amortization of intangible assets. Payroll and internal commissions increased due to an increase of twenty-seven sales and marketing employees versus the same period last year primarily due to our acquisitions and hires in our Energy efficiency services segment and mid-market group. Amortization expense related to intangible assets increased due to our 2011 acquisitions. Sales and marketing expense as a percentage of revenue decreased 5% due to the 69% increase in revenue, which was substantially offset by the increase in costs described above.

The 72% increase in general and administrative expenses for the six months ended June 30, 2012 as compared to the same period in 2011 was primarily due to increases in payroll, amortization expense, compliance and certain non-recurring costs. Amortization expense related to intangible assets, payroll and compliance costs increased primarily due to our 2011 acquisitions. In addition, we incurred $0.4 million of non-recurring charges related to severance, our corporate office move and a channel partner advance. General and administrative expenses as a percent of revenue increased 1% as the above noted costs were substantially offset by our 69% increase in revenue.

Interest expense, net

Interest expense, net was approximately $188,000 for the six months ended June 30, 2012 compared to interest income, net of approximately $27,000 for the six months ended June 30, 2011. The increase in interest expense, net in 2012 was primarily due to interest charged on our notes payable, contingent consideration and the term loan with SVB. The interest income in the first six months of 2011 was primarily due to interest earned on a convertible note receivable with Retroficiency.

Other income

Other income in the amount of approximately $53,000 was recognized from the sale of our investment in Retroficiency in the first quarter of 2012. There was no other income in 2011.

Income tax expense

We recorded income tax expense of $50,000 for the six months ended June 30, 2012 compared to income tax expense of approximately $15,000 for the six months ended June 30, 2011. While we have approximately $15.0 million of net operating loss carryforwards to offset taxable income, we continue to generate taxable income which is subject to federal alternative minimum tax and state income taxes.

Net income

We reported net income for the six months ended June 30, 2012 and 2011 of approximately $0.5 million and $0.4 million, respectively, as increases in revenue in the first six months of 2012 were substantially offset by cost increases, including the $0.4 million of non-recurring costs, and lower margins associated with our Energy efficiency services segment.

Liquidity and Capital Resources

At June 30, 2012, we had no commitments for material capital expenditures. We have identified and executed against a number of strategic initiatives that we believe are key components of our future growth, including: expanding our community of listers, bidders and channel partners on our exchanges; strengthening and extending our long-term relationships with government agencies; entering into other energy-related markets including wholesale transactions with utilities, energy efficiency, and demand response; making strategic acquisitions; and growing our direct and inside sales force. As of June 30, 2012 our workforce numbered 98, an increase of sixteen employees from the number that we employed at December 31, 2011. At June 30, 2012, we had 48 professionals in our sales and marketing and account management groups, 34 in our supply desk group and 16 in our general and administrative group.

As part of the consideration in acquiring NES, we are committed to repay $3.0 million in notes payable to the sellers plus interest in three equal installments on July 2, October 1 and December 28, 2012, respectively. In July 2012 we paid $1.0 million of the notes payable to seller. In addition, in the first quarter of 2012 we paid contingent consideration of $0.25 million and we have a commitment to pay contingent consideration of $0.25 million in the first quarter of 2013 if certain milestones and financial performance criteria are met. As part of the consideration paid to the former owners of GSE, we paid contingent consideration of $2.0 million in the first quarter of 2012 and are required to pay a maximum of $1.5 million of contingent consideration in the first quarter of 2013 and an additional $1.0 million in the first quarter of 2014 if certain performance criteria are met.

While we believe we have the resources to meet our long-term obligations under these arrangements based on cash on-hand and the operating cash flows both from our base and our recently acquired businesses, we entered into an amended $5.0 million credit facility with SVB in the first quarter of 2012 to meet our short-term requirements. Under the amended facility, we borrowed $2.5 million under a 4-year term note (9-months interest only; 39 equal installments of principal and interest) and have $2.5 million available under a line-of-credit. At June 30, 2012 we had no borrowings against the line-of-credit. All of our acquisitions have historically generated operating cash flow. During the quarter we generated $1.0 million of EBITDA and ended the quarter with $3.6 million in cash and cash equivalents. We believe our cash flows will be adequate to meet our contingent consideration payments when due, if any, our obligations under the term note, and to repay the notes payable to the sellers when due.

Comparison of June 30, 2012 to December 31, 2011

	June 30, 2012	December 31, 2011	Increase
Cash and cash equivalents	$3,626,845	$1,837,801	$1,789,044	97%
Trade accounts receivable	5,899,379	4,057,215	1,842,164	45
Days sales outstanding	65	60	5	8
Working capital (deficit)	(178,716)	(3,471,245)	3,292,529	95
Stockholders’ equity	21,971,179	21,181,119	790,060	4

Cash and cash equivalents increased 97% primarily due to $2.3 million generated in EBITDA during the first six months of 2012, proceeds of $2.5 million from borrowings under our term note with SVB and the receipt of $0.8 million in cash from the sale of our Retroficiency investment. These increases were partially offset by contingent consideration payments of $2.3 million and a 45% increase in trade accounts receivable. Trade accounts receivable increased 45% primarily due to the 40% increase in revenue as compared to the fourth quarter of 2011. Days sales outstanding (representing accounts receivable outstanding at June 30, 2012 divided by the average sales per day during the current quarter, as adjusted) increased 8% due to the timing of in period revenue recognized within the second quarter of 2012 as compared to the fourth quarter of 2011. Revenue from bidders representing 10% or more of our revenue decreased to 20% from two bidders during the six months ended June 30, 2012, from 25% from the same bidders during the same period in 2011.

The working capital deficit at June 30, 2012 (consisting of current assets less current liabilities) improved $3.3 million from December 31, 2011 primarily due to cash generated from the sale of our Retroficiency investment, proceeds from our term note with SVB and EBITDA. These increases in cash funded our repayment of $2.3 million of contingent consideration and the increase in trade accounts receivable. Stockholders’ equity increased 4% for the six months ended June 30, 2012 due to $0.5 million of net income, share-based compensation and proceeds from the exercise of stock options.

Cash provided by operating activities for the six months ended June 30, 2012 and 2011 was approximately $1.0 million and $0.6 million, respectively. The 2012 increase was primarily due to a $1.3 million increase in EBITDA and increases in accounts payable and accrued expenses, partially offset by increases in receivables and other current assets. Cash from investing and financing activities for the six months ended June 30, 2012 was approximately $0.8 million primarily due to cash received from the sale of our Retroficiency investment and proceeds from our term loan with SVB, offset by the payment of $2.3 million of contingent consideration related to our 2011 acquisitions and $0.3 million of fixed asset additions related to our office moves. Cash provided from investing and financing activities for the six months ended June 30, 2011 was $5.1 million primarily due to net proceeds of $5.3 million received from the sale of common stock.

EBITDA, representing net income or loss before interest, income taxes, depreciation and amortization for the six months ended June 30, 2012 was $2.3 million as compared to $1.1 million for the same period in the prior year. This increase was primarily due to a $0.1 million increase in operating income despite the $1.0 million increase in depreciation and amortization related to acquisitions compared to the first six months of 2011. We have generated EBITDA for eight straight quarters for a cumulative total of $5.8 million, including $3.5 million over the last 12 months. Please refer to the section below discussing non-GAAP financial measures for a reconciliation of non-GAAP measures to the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
GAAP net income	$143,195	$191,311	$493,115	$441,400
Add: Interest (income) expense, net	98,263	(14,020)	187,707	(27,463)
Add: Income taxes	22,500	7,250	50,000	14,500
Add: Amortization of intangibles	698,894	239,362	1,458,141	478,723
Add: Amortization of other assets	8,734	36,226	21,671	76,338
Add: Depreciation	49,520	31,544	103,070	67,024

Non-GAAP EBITDA	$1,021,106	$491,673	$2,313,704	$1,050,522

Non-GAAP EBITDA per share	$0.09	$0.05	$0.19	$0.11

Add: Share-based compensation	79,903	176,316	199,444	317,508

Non-GAAP adjusted EBITDA	$1,101,009	$667,989	$2,513,148	$1,368,030

Non-GAAP adjusted EBITDA per share	$0.09	$0.06	$0.21	$0.14

Weighted average diluted shares	11,928,460	10,650,397	11,952,420	9,939,444

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

Revenue Estimation

Our estimates in relation to revenue recognition affect revenue and sales and marketing expense as reflected on our statements of operations, and trade accounts receivable and accrued commission accounts as reflected on our balance sheets. For any quarterly reporting period, we may not have actual usage data for certain energy suppliers and will need to estimate revenue. We initially record revenue based on the energy consumers’ historical usage profile. At the end of each reporting period, we adjust this historical profile to reflect actual usage for the period and estimate usage where actual usage is not available. For the six months ended June 30, 2012, we estimated usage for approximately 11% of our revenue resulting in a less than $1,000 adjustment to increase revenue. This increase in revenue resulted in an immaterial increase in sales and marketing expense related to third party commission expense associated with those revenues. Corresponding adjustments were made to trade accounts receivable and accrued commissions, respectively. A 1% difference between this estimate and actual usage would have an approximate $17,000 effect on our revenue for the six months ended June 30, 2012.

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

Our estimates in relation to income taxes affect income tax benefit and deferred tax assets as reflected on our statements of operations and balance sheets, respectively. The deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized in the near term. As of June 30, 2012, we had net deferred tax assets of approximately $6.8 million against which a full valuation allowance has been established. To the extent we determine that it is more likely than not that we will recover all of our deferred tax assets, it could result in an approximate $6.8 million non-cash tax benefit.

Share-Based Compensation

We recognize the compensation cost from share-based awards on a straight-line basis over the requisite service period of the award. For the six months ended June 30, 2012, share based awards consisted of grants of stock options and restricted stock, and for the six months ended June 30, 2011, share-based awards consisted of grants of stock options and stock warrants. The vesting period of share-based awards is determined by the board of directors, and is generally four years for employees.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2012, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and procedures also were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

No material changes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the vesting of restricted stock granted to employees, we withheld shares with value equivalent to employees’ minimum statutory obligations for the applicable income and other employment taxes. A summary of the shares withheld to satisfy employee tax withholding obligations for the three months ended June 30, 2012 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plan
4/01/12 – 4/30/12	—	$—	—	—
5/01/12 – 5/31/12	76	$3.83	—	—
6/01/12 – 6/30/12	134	$3.36	—	—

Total	210	$3.53	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from World Energy Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2012, formatted in Extensible Business Reporting Language: (i) the condensed consolidated balance sheets; (ii) the condensed consolidated statements of income; (iii) the condensed consolidated statements of cash flows; and (iv) notes to the condensed consolidated financial statements.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Energy Solutions, Inc.

Dated: August 2, 2012	By:	/s/ Philip Adams
Philip Adams
Chief Executive Officer

Dated: August 2, 2012	By:	/s/ James Parslow
James Parslow
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of the Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from World Energy Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2012, formatted in Extensible Business Reporting Language: (i) the condensed consolidated balance sheets; (ii) the condensed consolidated statements of income; (iii) the condensed consolidated statements of cash flows; and (iv) notes to the condensed consolidated financial statements.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.