Form 10-Q
period 2012-09-30
World Energy Solutions, Inc.
filed 2012-11-01
CIK 1371781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012;

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 26, 2012, the registrant had 12,105,551 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

WORLD ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,014,090	$1,837,801
Trade accounts receivable, net	6,661,605	4,057,215
Inventory	742,200	288,174
Prepaid expenses and other current assets	288,345	392,287

Total current assets	10,706,240	6,575,477
Property and equipment, net	614,313	426,403
Intangibles, net	12,102,603	14,178,972
Goodwill	11,817,236	11,817,236
Investments	—	716,936
Other assets, net	90,746	109,516

Total assets	$35,331,138	$33,824,540

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,501,386	$821,089
Accrued commissions	1,100,856	970,185
Accrued compensation	1,864,036	2,109,874
Accrued contingent consideration	1,608,382	2,250,000
Accrued expenses and other current liabilities	1,187,293	885,625
Notes payable	2,000,000	3,000,000
Current portion of long-term debt	641,025	—
Capital lease obligations	14,501	9,949

Total current liabilities	9,917,479	10,046,722
Capital lease obligations, net of current portion	1,275	18,984
Long-term debt, net of current portion	1,858,975	—
Accrued contingent consideration, net of current portion	956,670	2,489,982
Deferred income taxes	87,733	87,733

Total liabilities	12,822,132	12,643,421

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—

Common stock, $0.0001 par value; 30,000,000 shares authorized; 11,983,155 shares issued and 11,934,258 shares outstanding at September 30, 2012 and 11,901,319 shares issued and 11,853,025 shares outstanding at December 31, 2011	1,193	1,185
Additional paid-in capital	43,439,340	42,967,034
Accumulated deficit	(20,707,347)	(21,565,497)
Treasury stock, at cost; 48,897 shares at September 30, 2012 and 48,294 shares at December 31, 2011	(224,180)	(221,603)

Total stockholders’ equity	22,509,006	21,181,119

Total liabilities and stockholders’ equity	$35,331,138	$33,824,540

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Brokerage commissions, transaction fees and efficiency projects	$8,274,300	$5,378,392	$23,952,904	$14,438,184
Management fees	241,744	246,678	734,947	741,956

Total revenue	8,516,044	5,625,070	24,687,851	15,180,140
Cost of revenue	2,632,913	970,846	6,614,811	2,907,359

Gross profit	5,883,131	4,654,224	18,073,040	12,272,781

Operating expenses:
Sales and marketing	3,638,961	2,512,191	11,171,915	7,385,241
General and administrative	1,769,718	1,293,822	5,748,957	3,610,892

Total operating expenses	5,408,679	3,806,013	16,920,872	10,996,133

Operating income	474,452	848,211	1,152,168	1,276,648
Interest income (expense), net	(86,917)	14,183	(274,624)	41,646
Other income	—	—	53,106	—

Income before income taxes	387,535	862,394	930,650	1,318,294
Income tax expense	22,500	7,250	72,500	21,750

Net income	$365,035	$855,144	$858,150	$1,296,544

Net income per share:
Net income per common share – basic and diluted	$0.03	$0.08	$0.07	$0.13

Weighted average shares outstanding – basic	11,904,469	10,762,417	11,888,660	10,187,755

Weighted average shares outstanding – diluted	11,946,504	10,809,144	11,945,177	10,247,294

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$858,150	$1,296,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,265,386	945,598
Share-based compensation	319,619	488,897
Gain on sale of investment	(53,106)	—
Interest on note receivable	—	(43,701)
Interest on contingent consideration	75,070	—

Changes in operating assets and liabilities:
Trade accounts receivable	(2,604,390)	(151,136)
Inventory	(454,026)	—
Prepaid expenses and other current assets	103,942	(181,206)
Accounts payable	680,297	54,887
Accrued commissions	130,671	71,082
Accrued compensation	(245,838)	(638,193)
Accrued expenses and other current liabilities	301,668	16,344

Net cash provided by operating activities	1,377,443	1,859,116

Cash flows from investing activities:
Increase in other assets	(11,734)	(43,610)
Cash paid for acquisitions, net	—	(4,000,000)
Proceeds from sale of investment	770,042	(216,667)
Purchases of property and equipment, net of disposals	(346,423)	(13,331)

Net cash provided by (used in) investing activities	411,885	(4,273,608)

Cash flows from financing activities:
Proceeds from exercise of stock options	152,695	89,307
Proceeds from the sale of common stock, net	—	5,303,979
Purchase of treasury stock	(2,577)	(10,598)
Proceeds from issuance of long-term debt	2,500,000	—
Principal payments on notes payable	(1,000,000)	—
Payments of contingent consideration	(2,250,000)	—
Principal payments on capital lease obligations	(13,157)	(11,218)

Net cash provided by (used in) financing activities	(613,039)	5,371,470

Net increase in cash and cash equivalents	1,176,289	2,956,978

Cash and cash equivalents, beginning of period	1,837,801	3,559,288

Cash and cash equivalents, end of period	$3,014,090	$6,516,266

Supplemental disclosure of cash flow information:

Net cash paid for interest	$(192,009)	$(2,091)

Net cash paid for income taxes	$(99,937)	$(17,000)

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2012

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

The December 31, 2011 condensed consolidated balance sheet has been derived from audited consolidated financial statements and the accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments consisting of normal recurring adjustments and accruals necessary for the fair presentation of the Company’s financial position as of September 30, 2012, and the results of its operations and cash flows for the three and nine months ended September 30, 2012 and 2011, respectively. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2012. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

As of September 30, 2012 and 2011, the Company only had one issued and outstanding class of stock – common stock. As a result, the basic earnings per share for the three and nine months ended September 30, 2012 and 2011 is computed by dividing net income by the weighted average number of common shares outstanding for the period.

The following table provides a reconciliation of the denominators of the Company’s reported basic and diluted earnings per share computation for the three and nine months ended September 30, 2012 and 2011, respectively:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Weighted number of common shares – basic	11,904,469	10,762,417	11,888,660	10,187,755
Common stock equivalents	42,035	46,727	56,517	59,539

Weighted number of common shares – diluted	11,946,504	10,809,144	11,945,177	10,247,294

The following represents issuable weighted average share information for the respective periods:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Common stock options	18,785	21,036	21,281	28,347
Common stock warrants	8,305	25,419	26,171	30,856
Unvested restricted stock	14,945	272	9,065	336

Total common stock equivalents	42,035	46,727	56,517	59,539

In addition, common stock options of 711,989 and 676,051, respectively, were excluded from the calculation of net earnings per share, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during the three and nine months ended September 30, 2012, respectively.

Common stock options and unvested restricted stock of 597,401 and 2,277, respectively, were excluded from the calculation of net earnings per share for the three and nine months ended September 30, 2011, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during that period.

4.	Concentration of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company has no material off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. The Company places its cash with primarily one institution, which management believes is of high credit quality. As of September 30, 2012, all of the Company’s cash is held in an interest bearing account.

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

The following represents revenue and trade accounts receivable from bidders exceeding 10% of the total in each category:

	Revenue for the three months ended September 30,		Revenue for the nine months ended September 30,		Trade accounts receivable as of September 30,
Bidder	2012	2011	2012	2011	2012	2011
A	7%	10%	9%	11%	7%	8%
B	10%	13%	10%	13%	12%	22%
C	< 1%	17%	1%	9%	< 1%	1%

In addition to its direct relationship with bidders, the Company also has direct contractual relationships with listers for the online procurement of certain of their energy, demand response or environmental needs. These listers are primarily large businesses and government organizations and do not have a direct creditor relationship with the Company. For the three and nine months ended September 30, 2012 and 2011, no lister represented more than 10% individually of the Company’s aggregate revenue.

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

	September 30, 2012	December 31, 2011
Unbilled accounts receivable	$4,796,182	$3,599,334
Billed accounts receivable	1,936,745	529,203

	6,732,927	4,128,537
Allowance for doubtful accounts	(71,322)	(71,322)

Trade accounts receivable, net	$6,661,605	$4,057,215

6.	Inventory

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

	September 30, 2012	December 31, 2011
Prepaid expendables	$43,204	$63,521
Project materials	698,996	224,653

Total inventory	$742,200	$288,174

7.	Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30, 2012	December 31, 2011
Leasehold improvements	$151,263	$104,739
Equipment	734,074	584,416
Motor vehicles	121,616	124,847
Furniture and fixtures	612,701	460,750

	1,619,654	1,274,752
Less: accumulated depreciation	(1,005,341)	(848,349)

Property and equipment, net	$614,313	$426,403

Depreciation expense for the three months ended September 30, 2012 and 2011 was approximately $56,000 and $31,000, respectively, and depreciation expense for the nine months ended September 30, 2012 and 2011 was approximately $159,000 and $98,000.

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

Treasury Stock

In connection with the vesting of restricted stock granted to employees the Company withheld shares with value equivalent to employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld of 603 and 2,924 for the nine months ended September 30, 2012 and 2011, respectively, were based on the value of the restricted stock on their vesting date as determined by the Company’s closing stock price. Total payment for employees’ tax obligations was approximately $3,000 and $11,000 for the nine months ended September 30, 2012 and 2011, respectively. These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Common Stock Warrants

The following table summarizes the Company’s warrant activity:

	Shares	Weighted Average Exercise Price
Warrants outstanding, December 31, 2011	364,500	$3.00
Granted	—	$—
Exercised	(60,000)	$3.01
Canceled/expired	(300,000)	$3.00

Warrants outstanding, September 30, 2012	4,500	$3.27

The weighted average remaining contractual life of warrants outstanding is 2.58 years as of September 30, 2012.

10.	Share-Based Compensation

For the nine months ended September 30, 2012, share based awards consisted of grants of common stock options and restricted stock, and for the nine months ended September 30, 2011, share-based awards consisted of grants of common stock options and common stock warrants. The Company recognizes the compensation from share-based awards on a straight-line basis over the requisite service period of the award. The vesting period of share-based awards is determined by the board of directors, and is generally four years for employees. The restrictions on the restricted stock lapse over the vesting period, which is typically four years. The per-share weighted-average fair value of restricted stock granted during the nine months ended September 30, 2012 was $3.33 on the date of the grant. The per-share weighted-average fair value of stock options granted during the nine months ended September 30, 2012 was $2.66 on the date of the grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Nine months ended September 30,	Expected Dividend Yield	Risk-Free Interest Rate	Expected Life	Expected Volatility
2012	—	0.73%	4.75 years	94%

The Company elected to use the Black-Scholes option pricing model to determine the weighted average fair value of stock options granted. The Company determined the volatility for stock options based on the reported closing prices of the Company’s stock since its initial public offering in November 2006. The expected life of stock options and stock warrants has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment”. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, guidance from the Financial Accounting Standards Board (“FASB”) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. As a result, the Company applied estimated forfeiture rates to unvested share-based compensation of 10% for stock options and restricted stock for each of the nine month periods ended September 30, 2012 and 2011, respectively, in determining the expense recorded in the accompanying condensed consolidated statements of income.

The approximate total share-based compensation expense for the periods presented is included in the following expense categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenue	$20,000	$12,000	$52,000	$56,000
Sales and marketing	54,000	116,000	149,000	289,000
General and administrative	47,000	43,000	119,000	144,000

Total share-based compensation	$121,000	$171,000	$320,000	$489,000

As of September 30, 2012, there was approximately $1,293,000 of unrecognized compensation expense related to share-based awards, including approximately $936,000 related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.29 years, and approximately $357,000 related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 3.62 years.

11.	Employee Benefit Plans

Stock Options

The Company has two stock incentive plans: the 2003 Stock Incentive Plan, or the 2003 Plan, and the 2006 Stock Incentive Plan, or the 2006 Plan. At the Company’s Annual Meeting on May 17, 2012, an amendment to the 2006 Plan was approved to increase the number of shares of common stock covered by the 2006 Plan by 800,000 shares from 873,816 to 1,673,816. There were 1,472,272 shares of common stock reserved for issuance under these plans at September 30, 2012. As of September 30, 2012, 95,201 shares of common stock, representing option grants still outstanding, were reserved under the 2003 Plan. No further grants are allowed under the 2003 Plan. As of September 30, 2012, 1,377,071 shares of common stock were reserved under the 2006 Plan representing 669,043 outstanding stock options, 120,146 shares of restricted stock outstanding and 587,882 shares available for grant. A summary of stock option activity under both plans for the nine months ended September 30, 2012 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	707,281	$4.15
Granted	170,100	$3.83
Canceled	(55,574)	$5.16
Exercised	(57,563)	$2.65

Outstanding at September 30, 2012	764,244	$4.12

A summary of common stock options outstanding and common stock options exercisable as of September 30, 2012 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$2.00 - $2.80	40,255	3.18 Years	$88,561	36,971	3.18 Years	$81,336
$2.81 - $3.15	248,650	5.59 Years	299,406	71,129	5.21 Years	91,076
$3.16 - $4.91	375,638	5.05 Years	252,752	152,453	3.28 Years	134,555
$4.92 - $13.40	99,701	1.36 Years	—	97,358	1.31 Years	—

	764,244	4.65 Years	$640,719	357,911	3.11 Years	$306,967

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2012 was approximately $93,000. At September 30, 2012, the weighted average exercise price of common stock options outstanding and exercisable was $4.12 and $4.94, respectively.

Restricted Stock

A summary of restricted stock activity for the nine months ended September 30, 2012 is as follows:

	Shares	Weighted Average Grant Price
Outstanding at December 31, 2011	1,856	$7.28
Granted	127,713	$3.36
Canceled	—	$—
Vested	(9,423)	$4.62

Outstanding at September 30, 2012	120,146	$3.33

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

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Consolidated revenue:
Energy procurement	$6,536,634	$20,584,036
Energy efficiency services	1,979,410	4,103,815

Consolidated total revenue	$8,516,044	$24,687,851

Consolidated income (loss) before income taxes:
Energy procurement	$466,912	$1,327,439
Energy efficiency services	(79,377)	(396,789)

Consolidated income before income taxes	$387,535	$930,650

	September 30, 2012
Consolidated total assets:
Energy procurement	$28,554,592
Energy efficiency services	6,776,546

Consolidated total assets	$35,331,138

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

Assets and liabilities of the Company measured at fair values on a recurring basis as of September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30, 2012	(Level 1)	(Level 2)	(Level 3)
Assets
Cash	$3,014,090	$3,014,090	$—	$—

Total Assets	$3,014,090	$3,014,090	$—	$—

Liabilities
Contingent consideration	$2,565,052	$—	$—	$2,565,052

Total Liabilities	$2,565,052	$—	$—	$2,565,052

	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets
Cash	$1,837,801	$1,837,801	$—	$—
Investments	716,936	—	—	716,936

Total Assets	$2,554,737	$1,837,801	$—	$716,936

Liabilities
Contingent consideration	$4,739,982	$—	$—	$4,739,982

Total Liabilities	$4,739,982	$—	$—	$4,739,982

14.	Investment / Convertible Note Receivable

In 2010, the Company made a strategic investment in the form of a two-year $650,000 convertible note with Retroficiency, Inc. (“Retroficiency”). The convertible note accrued interest at 9% per annum with principal and interest due at the end of the term on July 22, 2012. It included optional and automatic conversion rights to convert into Retroficiency shares at $0.54 per share and was subject to adjustment in certain circumstances. During the fourth quarter of 2011, Retroficiency executed a qualified financing in the form of Series A Preferred Stock at a price in excess of the Company’s conversion price and all principal and interest amounts outstanding under the convertible note receivable at the time of the financing were converted into Series A Preferred Stock. In March 2012, the Company sold its investment in Retroficiency at a premium to its carrying value. As a result, a gain of approximately $53,000 has been recorded as other income in the accompanying condensed consolidated statements of income for the nine month period ended September 30, 2012.

15.	Long-term Debt and Notes Payable

Credit Facility

On March 2, 2012 the Company entered into a Third Loan Modification and Waiver Agreement (the “Third Modification Agreement”) with Silicon Valley Bank (“SVB”). Under the Third Modification Agreement SVB expanded its facility with the Company committing to make up to $5,000,000 in aggregate advances to the Company subject to availability against certain eligible accounts receivable and eligible retail backlog. This credit facility is comprised of two components: a $2.5 million term loan (“term loan”); and a $2.5 million line-of-credit. The term loan has a forty-eight (48) month term, interest only for the first 9-months followed by 39-months of equal principal payments, commencing December 1, 2012, plus interest. Interest on the term loan is based on the Wall Street Journal prime rate (“Prime Rate”) (currently 3.25%) plus 2.25%. The term loan is subject to 1% prepayment penalty within the first year of funding. The current and non-current portions of the term loan are as follows at September 30, 2012:

Amount
Current portion of term loan	$641,025
Non-current portion of term loan	1,858,975

$2,500,000

Future minimum principal payments due under the term loan are as follows:

Year	Amount
2012	$64,103
2013	769,231
2014	769,231
2015	769,231
2016	128,204

$2,500,000

The line-of-credit facility bears interest at a floating rate per annum based on the Prime Rate plus 1.25% on advances made against eligible accounts receivable and Prime Rate plus 2.00% on advances made against eligible retail backlog. These interest rates are subject to change based on the Company’s maintenance of an adjusted quick ratio of one-to-one. The revised facility matures on March 15, 2013 and contains certain financial covenant and financial reporting requirements that the Company was in compliance with at September 30, 2012. The Company has no outstanding borrowings under the line-of-credit facility at September 30, 2012.

Notes Payable

The Company issued notes payable to seller in the amount of $3,000,000, related to its acquisition of substantially all of the assets and certain obligations of Northeast Energy Solutions, LLC (“NES”) on October 13, 2011. The fair value of the notes payable to seller was recorded at the face amount of the notes entered into at the date of acquisition due to their short-term maturity and market rate of interest. The notes payable to seller bear interest at 5%. Remaining installments outstanding at September 30, 2012 are as follows:

Due Date	Amount
October 1, 2012	$1,000,000
December 28, 2012	1,000,000

Total notes payable	$2,000,000

In July, 2012, the Company made the first $1,000,000 principal payment against notes payable. On October 1, 2012, the Company made the second $1,000,000 principal payment against notes payable. These notes are unsecured and are subordinated to the Company’s credit facility with SVB. Interest is payable on each tranche at the respective due dates.

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

In addition, the sellers of NES can earn up to $500,000 in contingent consideration if certain performance criteria are met post-acquisition. This potential contingent consideration consisted of two equal amounts of $250,000 and were due on January 15, 2012 (the “2011 NES Contingent Consideration”) and January 15, 2013 (the “2012 NES Contingent Consideration”), respectively. The Company determined that the 2011 NES Contingent Consideration was met and in January 2012 paid the sellers of NES $250,000. At September 30, 2012, the recognized amount of the 2012 NES Contingent Consideration was unchanged at $0.1 million and has been reflected within current liabilities in the Company’s condensed consolidated balance sheets.

GSE

On October 31, 2011, the Company acquired substantially all of the assets and certain obligations of GSE Consulting, L.P. (“GSE”) for a maximum purchase price of $13.1 million. GSE is a Texas based energy management and procurement company. The total consideration paid to acquire GSE included $5.4 million in cash and the issuance of 1.0 million shares of Company common stock at closing.

In addition, the sellers of GSE can earn up to an additional $4.5 million in contingent consideration if certain performance criteria are met post-acquisition. These future potential contingent payments as of September 30, 2012 are as follows:

Due Date	Amount
January 15, 2013 (“GSE 2012 Contingent Consideration”)	$1,500,000
January 15, 2014 (“GSE 2013 Contingent Consideration”)	1,000,000

Total contingent consideration	$2,500,000

The Company made the first contingent consideration payment of $2.0 million in January 2012 as the performance criteria were met. The GSE 2012 Contingent Consideration and the GSE 2013 Contingent Consideration earn interest at 4% per annum, which is payable at each respective due date. At September 30, 2012 the recognized amount of the 2012 GSE contingent consideration and 2013 GSE contingent consideration was unchanged at approximately $1.5 million and $0.9 million, respectively. These amounts and related interest were approximately $2.5 million, of which $1.5 million has been reflected within current liabilities and $1.0 million has been reflected within non-current liabilities in the Company’s condensed consolidated balance sheets, respectively.

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

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Revenues	$9,465,315	$25,859,473
Net income	$2,036,262	$3,561,083

Net income per share:
Basic	$0.17	$0.32
Dilutive	$0.17	$0.31

Weighted average shares outstanding – basic	11,845,626	11,270,964
Weighted average shares outstanding - diluted	11,892,353	11,330,503

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

18.	Subsequent Events

On October 3, 2012, the Company acquired substantially all of the assets and certain obligations of Northeast Energy Partners, LLC (“NEP”) pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) between the Company, NEP, and its members. NEP is a Connecticut based energy management and procurement company. The purchase price is approximately $7.9 million in cash and a $2.0 million Promissory Note with NEP (the “NEP Note”). The NEP Note bears interest at 4% with $1.5 million of principal plus interest due on October 1, 2013 and the remaining $500,000 of principal plus interest due April 1, 2014. NEP may also earn up to an additional $3,180,000 in cash and shares, with up to $2.5 million in cash and 153,153 in shares based on achieving certain 12-month revenue and earnings before interest, taxes, depreciation and amortization (EBITDA) targets, as defined. The NEP Note is unsecured and subordinated to financing with SVB. Pro forma disclosures for this acquisition have not been provided as the Company is currently assessing the initial accounting for this acquisition. The Company incurred approximately $25,000 of acquisition related costs that were included in general and administrative expenses in the third quarter of 2012.

The Company financed the acquisition through a combination of long-term financing with SVB and Massachusetts Capital Resource Company (“MCRC”). On October 3, 2012, the Company entered into a Fourth Loan Modification Agreement with SVB, which increased the Company’s borrowing capability by $4.0 million. The Company entered into a $6.5 million term loan at prime plus 2.75% (currently 6%), that replaces the Company’s prior $2.5 million term loan. The new term loan is interest only for the first three months followed by 39 equal principal payments commencing on January 1, 2013. In addition, the Company will continue to maintain a $2.5 million line of credit with SVB, which has been extended through March 14, 2014. No borrowings have been made under the line-of-credit to date. The Company’s Minimum Cash and Availability financial covenant was increased to $3.0 million from $1.25 million as part of the fourth modification. All other terms of the loan modification are substantially the same as under the previous facility.

On October 3, 2012, the Company entered into a Note Purchase Agreement with MCRC, in which the Company entered into an 8-year, $4.0 million Subordinated Note due 2020 with MCRC (the “MCRC Note”). The MCRC Note bears interest at 10.5% and is interest only for the first four years followed by 48 equal principal payments commencing October 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q including this Item 2, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. Readers can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. The Company’s actual results and the timing of certain events may differ significantly from the results and timing discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed or referred to in this report and in the “Risk Factors” section of our Annual Report on Form 10-K and any later publicly available filing with the Securities and Exchange Commission (“SEC”). The following discussion and analysis of the Company’s financial condition and results of operations should be read in light of those factors and in conjunction with the Company’s accompanying consolidated financial statements and notes thereto.

Overview

World Energy offers a range of energy management solutions to commercial and industrial businesses, institutions, utilities, and governments to reduce their overall energy costs. We come to market with a holistic approach to energy management helping customers a) contract for the lowest price for energy, b) engage in energy efficiency projects to minimize quantity used and c) maximize available rebate and incentive programs. We have primarily focused on our retail and wholesale energy procurement clients via our state-of-the-art online auction platforms, the World Energy Exchange®, the World Green Exchange® and the World DR Exchange®. With recent investments and acquisitions, we are building out our energy efficiency practice - offering technology-enabled solutions such as online audits of facilities to identify retrofit options and project management services for retrofit implementation, believing this practice will also enable more cross-selling opportunities for commodity auctions. We are also taking our suite of solutions to the rapidly growing small- and medium-sized customer marketplaces.

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

On October 3, 2012, we acquired substantially all of the assets and certain obligations of Northeast Energy Partners, LLC (“NEP”) pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) between the Company, NEP, and its members. NEP is a Connecticut based energy management and procurement company.

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

Our business model is heavily dependent on our people. We have significantly grown our employee base from 20 at our initial public offering (“IPO”) in November 2006 to a current high of 105 at September 30, 2012. This planned investment has been, and will continue to be, a key component of our strategic initiatives and revenue growth. While these infrastructure investments result in increased operating costs in the short–term, once they begin to generate incremental revenue the operating leverage within our business model results in positive cash flow and profitability. We have been able to fund our acquisitions and strategic investments primarily with cash on-hand, notes payable and cash we have generated from operations, and we will continue to focus on cash generating acquisitions in the future. These activities, however, will increase our operating costs both in the short and long-term and may require us to borrow against our current credit facility and/or raise funds through additional capital raises.

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

Income tax expense

Income tax expense reflects the Company’s federal alternative minimum tax liability and state income taxes.

Results of Operations

The following table sets forth certain items as a percent of revenue for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	100%	100%	100%	100%
Cost of revenue	31	17	27	19

Gross profit	69	83	73	81
Operating expenses:
Sales and marketing	42	45	45	49
General and administrative	21	23	23	24

Operating income	6	15	5	8
Interest income (expense), net	(1)	—	(1)	1
Other income	—	—	—	—
Income tax expense	1	—	1	—

Net income	4%	15%	3%	9%

Comparison of the Three Months Ended September 30, 2012 and 2011

Revenue

	For the Three Months Ended
	September 30,
	2012	2011	Increase
Energy procurement	$6,536,634	$5,625,070	$911,564	16%
Energy efficiency services	1,979,410	—	1,979,410	—

Total revenue	$8,516,044	$5,625,070	$2,890,974	51%

Revenue increased 51% for the three months ended September 30, 2012 as compared to the same period in 2011 due to revenue from our acquisitions completed in the fourth quarter of 2011 and increased auction activity in our retail product line. Our Energy procurement segment increased 16% due to the additions of the energy procurement contracts of Co-eXprise and GSE and, to a lesser extent, increased transaction activity due to new customers. These increases were partially offset by decreases in gas and wholesale transaction activity. The energy procurement revenue for the third quarter of 2011 included a $0.7 million incremental increase representing a one-time, upfront payment from one of our suppliers related to expected future energy usage. Our Energy efficiency services segment generated approximately $2.0 million in revenue in the third quarter of 2012 due to our October 2011 acquisition of NES and projects completed by our internal energy efficiency services group.

Cost of revenue

	For the Three Months Ended September 30,
	2012		2011
	$	% of Revenue	$	% of Revenue	Increase
Energy procurement	$1,088,393	17%	$970,846	17%	$117,547	12%
Energy efficiency services	1,544,520	78%	—	—	1,544,520	—

Total cost of revenue	$2,632,913	31%	$970,846	17%	$1,662,067	171%

Cost of revenue increased 171% for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 primarily due to increases in equipment, material and labor costs associated with projects completed by our Energy efficiency services segment. Cost of revenue for our Energy procurement segment increased 12% due to increases in payroll resulting from a net increase in employees including our recent acquisitions. Cost of revenue associated with our Energy procurement segment as a percent of revenue remained the same over the periods as increases in payroll costs were offset by a 16% increase in revenue. The costs of revenue associated with our Energy efficiency services segment was primarily associated with equipment, material and labor costs associated with completed projects during the quarter. Cost of revenue as a percent of our Energy efficiency services revenue was 78% as we continued to build our project management team during the quarter.

Operating expenses

	For the Three Months Ended September 30,
	2012		2011
	$	% of Revenue	$	% of Revenue	Increase
Sales and marketing	$3,638,961	42%	$2,512,191	45%	$1,126,770	45%
General and administrative	1,769,718	21	1,293,822	23	475,896	37

Total operating expenses	$5,408,679	63%	$3,806,013	68%	$1,602,666	42%

Sales and marketing expenses increased 45% for the three months ended September 30, 2012 as compared to the same period in 2011 primarily due to increases in payroll, internal commissions and amortization of intangible assets. Payroll and internal commissions increased due to an increase of twenty-seven sales and marketing employees versus the same period last year primarily due to our acquisitions and hires in our Energy efficiency services segment and mid-market group. Amortization expense related to intangible assets increased due to our 2011 acquisitions. Sales and marketing expense as a percentage of revenue decreased 3% due to the 51% increase in revenue, which was substantially offset by the increase in costs described above.

The 37% increase in general and administrative expenses for the three months ended September 30, 2012 as compared to the same period in 2011 was primarily due to increases in amortization expense, compliance and payroll costs. These increased costs were primarily due to our 2011 acquisitions. General and administrative expenses as a percent of revenue decreased 2% as the 51% increase in revenue offset the above noted costs.

Interest expense, net

Interest expense, net was approximately $87,000 for the three months ended September 30, 2012 compared to interest income, net of approximately $14,000 for the three months ended September 30, 2011. The increase in interest expense, net in 2012 was primarily due to interest charged on our notes payable, contingent consideration and the term loan with Silicon Valley Bank (“SVB”). The interest income in the third quarter of 2011 was primarily due to interest earned on a convertible note receivable with Retroficiency, Inc. (“Retroficiency”).

Income tax expense

We recorded income tax expense of approximately $23,000 for the three months ended September 30, 2012 compared to income tax expense of approximately $7,000 for the three months ended September 30, 2011. While we have approximately $15.0 million of net operating loss carryforwards to offset taxable income, we continue to generate taxable income which is subject to federal alternative minimum tax and state income taxes.

Net income

We reported net income for the three months ended September 30, 2012 and 2011 of approximately $0.4 million and $0.9 million, respectively, as increases in revenue in the third quarter of 2012 were offset by cost increases and lower margins associated with our Energy efficiency services segment. In addition, net income for the third quarter of 2011 reflected a $0.5 million increase representing a one-time, upfront payment from one of our suppliers related to future energy usage net of internal and third party commission expense.

Comparison of the Nine Months Ended September 30, 2012 and 2011

Revenue

	For the Nine Months Ended
	September 30,
	2012	2011	Increase
Energy procurement	$20,584,036	$15,180,140	$5,403,896	36%
Energy efficiency services	4,103,815	—	4,103,815	—

Total revenue	$24,687,851	$15,180,140	$9,507,711	63%

Revenue increased 63% for the nine months ended September 30, 2012 as compared to the same period in 2011 due to nine months of revenue from our acquisitions completed in the fourth quarter of 2011 and increased auction activity in our retail product line. Our Energy procurement segment increased 36% due to the additions of the energy procurement contracts of Co-eXprise and GSE and, to a lesser extent, increased transaction activity due to new customers. The energy procurement revenue for the nine months ended September 30, 2011 included a $0.7 million incremental increase representing a one-time, upfront payment from one of our suppliers related to expected future energy usage. Our Energy efficiency services segment generated approximately $4.1 million in revenue in the first nine months of 2012 due to our October 2011 acquisition of NES and projects completed by our internal energy efficiency services group.

Cost of revenue

	For the Nine Months Ended September 30,
	2012		2011
	$	% of Revenue	$	% of Revenue	Increase
Energy procurement	$3,518,073	17%	$2,907,359	19%	$610,714	21%
Energy efficiency services	3,096,738	75%	—	—	3,096,738	—

Total cost of revenue	$6,614,811	27%	$2,907,359	19%	$3,707,452	128%

Cost of revenue increased 128% for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 primarily due to increases in equipment, material and labor costs associated with projects completed by our Energy efficiency services segment. Cost of revenue for our Energy procurement segment increased 21% due to increases in payroll resulting from a net increase in employees including our recent acquisitions. Cost of revenue associated with our Energy procurement segment as a percent of revenue declined 2% due to the 36% increase in revenue. The costs of revenue associated with our Energy efficiency services segment was primarily associated with equipment, material and labor costs associated with completed projects during the quarter. Cost of revenue as a percent of our Energy efficiency services revenue was 75% as we continued to build our project management team during the year.

Operating expenses

	For the Nine Months Ended September 30,
	2012		2011
	$	% of Revenue	$	% of Revenue	Increase
Sales and marketing	$11,171,915	45%	$7,385,241	49%	$3,786,674	51%
General and administrative	5,748,957	23	3,610,892	24	2,138,065	59

Total operating expenses	$16,920,872	68%	$10,996,133	73%	$5,924,739	54%

Sales and marketing expenses increased 51% for the nine months ended September 30, 2012 as compared to the same period in 2011 primarily due to increases in payroll, internal commissions and amortization of intangible assets. Payroll and internal commissions increased due to an increase of twenty-seven sales and marketing employees versus the same period last year primarily due to our acquisitions and hires in our Energy efficiency services segment and mid-market group. Amortization expense related to intangible assets increased due to our 2011 acquisitions. Sales and marketing expense as a percentage of revenue decreased 4% due to the 63% increase in revenue, which was substantially offset by the increase in costs described above.

The 59% increase in general and administrative expenses for the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily due to increases in payroll, amortization expense, compliance and certain non-recurring costs. Amortization expense related to intangible assets, payroll and compliance costs increased primarily due to our 2011 acquisitions. In addition, we incurred $0.5 million of non-recurring charges related to severance, our corporate and Ohio office moves, and a channel partner advance. General and administrative expenses as a percent of revenue decreased 1% as the 63% increase in revenue was substantially offset by the above noted costs.

Interest expense, net

Interest expense, net was approximately $275,000 for the nine months ended September 30, 2012 compared to interest income, net of approximately $42,000 for the nine months ended September 30, 2011. The increase in interest expense, net in 2012 was primarily due to interest charged on our notes payable, contingent consideration and the term loan with SVB. The interest income in the first nine months of 2011 was primarily due to interest earned on a convertible note receivable with Retroficiency.

Other income

Other income in the amount of approximately $53,000 was recognized from the sale of our investment in Retroficiency in the first quarter of 2012. There was no other income in 2011.

Income tax expense

We recorded income tax expense of approximately $73,000 for the nine months ended September 30, 2012 compared to income tax expense of approximately $22,000 for the nine months ended September 30, 2011. While we have approximately $15.0 million of net operating loss carryforwards to offset taxable income, we continue to generate taxable income which is subject to federal alternative minimum tax and state income taxes.

Net income

We reported net income for the nine months ended September 30, 2012 and 2011 of approximately $0.9 million and $1.3 million, respectively, as increases in revenue in the first nine months of 2012 were substantially offset by cost increases, including the $0.5 million of non-recurring costs. In addition, net income for the nine months ended September 30, 2011 reflected a $0.5 million increase representing a one-time, upfront payment from one of our suppliers related to future energy usage net of internal and third party commission expense.

Liquidity and Capital Resources

At September 30, 2012, we had no commitments for material capital expenditures. We have identified and executed against a number of strategic initiatives that we believe are key components of our future growth, including: expanding our community of listers, bidders and channel partners on our exchanges; strengthening and extending our long-term relationships with government agencies; entering into other energy-related markets including wholesale transactions with utilities, energy efficiency, and demand response; making strategic acquisitions; and growing our direct and inside sales force. As of September 30, 2012 our workforce numbered 105, an increase of twenty three employees from the number that we employed at December 31, 2011. At September 30, 2012, we had 49 professionals in our sales and marketing and account management groups, 37 in our supply desk group and 19 in our general and administrative group.

We have been executing against our acquisition strategy and have acquired 3 companies over the last 12 months. Our approach has been to maximize the potential acquisition value by minimizing the upfront consideration paid and funding any additional consideration from the acquisition’s future cash flows. We have accomplished this by utilizing a combination of stock, seller notes, and earn-outs to extend the total deal consideration over a number of years. We have also utilized long-term debt to finance our GSE acquisition. At September 30, 2012, we have $3.6 million of notes payable and contingent consideration that are due by January 15, 2013. In addition, we have up to $1.0 million of contingent consideration and $0.8 million of principal payments due under our 4-year, $2.5 million term note with SVB due by January 15, 2014. We believe we have the resources to meet all these obligations without penalty during the second half of 2013.

With our acquisition of NEP subsequent to quarter end, we added an additional $2.0 million seller note and $2.5 million of potential contingent consideration, both payable in cash during the fourth quarter of 2013. In addition, in the fourth quarter of 2012 we expanded our term note with SVB by increasing the amount outstanding by $4.0 million to $6.5 million and entered into an 8-year, $4.0 million Subordinated Note due 2020 with Massachusetts Capital Resource Company (“MCRC”). While the expansion/addition of these debt instruments significantly increased our commitments, we believe we have the resources to meet both our short- and long-term obligations under these arrangements based on cash on-hand, operating cash flows from our base business and cash expected to be generated from all of our acquired businesses. During the quarter and year-to-date periods we generated $1.2 million and $3.5 million of EBITDA and ended the quarter with $3.0 million in cash and cash equivalents. We have structured all of our long-term instruments to allow for early retirement in the short-term with minimal penalty and believe that we will have the resources to meet all of our obligations related to our acquisitions by the end of 2014 if we decide to do so.

Comparison of September 30, 2012 to December 31, 2011

	September 30, 2012	December 31, 2011	Increase
Cash and cash equivalents	$3,014,090	$1,837,801	$1,176,289	64%
Trade accounts receivable	6,661,605	4,057,215	2,604,390	64
Days sales outstanding	72	60	12	20
Working capital (deficit)	788,761	(3,471,245)	4,260,006	123
Stockholders’ equity	22,509,006	21,181,119	1,327,887	6

Cash and cash equivalents increased 64% primarily due to $3.5 million generated in EBITDA during the first nine months of 2012, proceeds of $2.5 million from borrowings under our term note with SVB and the receipt of $0.8 million in cash from the sale of our Retroficiency investment. These increases were partially offset by contingent consideration payments of $2.3 million, payment of notes payable to seller of $1.0 million and a 64% increase in trade accounts receivable. Trade accounts receivable increased 64% primarily due to the 44% increase in revenue as compared to the fourth quarter of 2011. Days sales outstanding (representing accounts receivable outstanding at September 30, 2012 divided by the average sales per day during the current quarter, as adjusted) increased 20% due to the timing of in-period revenue recognized within the third quarter of 2012 as compared to the fourth quarter of 2011. Revenue from bidders representing 10% or more of our revenue decreased to 10% from one bidder during the nine months ended September 30, 2012, from 24% from two bidders during the same period in 2011.

The working capital balance at September 30, 2012 (consisting of current assets less current liabilities) improved $4.3 million from December 31, 2011 primarily due to cash generated from the sale of our Retroficiency investment, proceeds from our term note with SVB and EBITDA. These increases in cash funded our repayment of $2.3 million of contingent consideration, notes payable to seller of $1.0 million and the increase in trade accounts receivable. Stockholders’ equity increased 6% for the nine months ended September 30, 2012 due to $0.9 million of net income, share-based compensation and proceeds from the exercise of stock options.

Cash provided by operating activities for the nine months ended September 30, 2012 and 2011 was approximately $1.4 million and $1.9 million, respectively. The 2012 decrease was primarily due to the $2.6 million increase in accounts receivable partially offset by a $1.2 million increase in EBITDA. Cash used in investing and financing activities for the nine months ended September 30, 2012 was approximately $0.2 million primarily due to the payment of $2.3 million of contingent consideration, $1.0 million payment of notes payable to seller related to our 2011 acquisitions and $0.3 million of fixed asset additions related to our office moves. These decreases were significantly offset by cash received from the sale of our Retroficiency investment and proceeds from our $2.5 million term loan with SVB. Cash provided by investing and financing activities for the nine months ended September 30, 2011 was $1.1 million primarily due to net proceeds of $5.3 million received from the sale of common stock during the second quarter of 2011, which was significantly offset by the $4.0 million paid to acquire the Co-eXprise energy procurement business during the third quarter of 2011.

EBITDA, representing net income or loss before interest, income taxes, depreciation and amortization for the nine months ended September 30, 2012 was $3.5 million as compared to $2.2 million for the same period in the prior year. The $0.1 million decrease in operating income was primarily due to a $1.3 million increase in depreciation and amortization related to acquisitions compared to the first nine months of 2011. We have generated EBITDA for nine straight quarters for a cumulative total of $6.9 million, including $3.5 million over the last 12 months. Please refer to the section below discussing non-GAAP financial measures for a reconciliation of non-GAAP measures to the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

In this Quarterly Report on Form 10-Q, we provide certain “non-GAAP financial measures”. A non-GAAP financial measure refers to a numerical financial measure that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable financial measure calculated and presented in accordance with GAAP in our financial statements. In this Quarterly Report on Form 10-Q, we provide EBITDA and adjusted EBITDA as additional information relating to our operating results. These non-GAAP measures exclude expenses related to share-based compensation, depreciation related to our fixed assets, amortization expense related to acquisition-related assets and other assets, interest expense on capital leases, bank borrowings, notes payable to sellers and contingent consideration, interest income on invested funds and notes receivable, and income taxes. Management uses these non-GAAP measures for internal reporting and bank reporting purposes. We have provided these non-GAAP financial measures in addition to GAAP financial results because we believe that these non-GAAP financial measures provide useful information to certain investors and financial analysts in assessing our operating performance due to the following factors:

•

We believe that the presentation of a non-GAAP measure that adjusts for the impact of share-based compensation expenses, depreciation of fixed assets, amortization expense related to acquisition-related assets and other assets, interest expense on capital leases, bank borrowings, seller notes and contingent consideration, interest income on invested funds and notes receivable, and income taxes, provides investors and financial analysts with a consistent basis for comparison across accounting periods and, therefore, is useful to investors and financial analysts in helping them to better understand our operating results and underlying operational trends;

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

•

We do not regularly incur capitalized software and website costs. Our capitalized software costs relate primarily to the build-out of our exchanges. Amortization costs are fixed at the time the costs are incurred and are then amortized over a period of several years and generally cannot be changed or influenced by management after the initial costs are incurred;

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
GAAP net income	$365,035	$855,144	$858,150	$1,296,544
Add: Interest (income) expense, net	86,917	(14,183)	274,624	(41,646)
Add: Income taxes	22,500	7,250	72,500	21,750
Add: Amortization of intangibles	618,228	264,821	2,076,369	743,544
Add: Amortization of other assets	8,833	27,751	30,504	104,089
Add: Depreciation	55,443	30,941	158,513	97,965

Non-GAAP EBITDA	$1,156,956	$1,171,724	$3,470,660	$2,222,246

Non-GAAP EBITDA per share	$0.10	$0.11	$0.29	$0.22

Add: Share-based compensation	120,175	171,389	319,619	488,897

Non-GAAP adjusted EBITDA	$1,277,131	$1,343,113	$3,790,279	$2,711,143

Non-GAAP adjusted EBITDA per share	$0.11	$0.12	$0.32	$0.26

Weighted average diluted shares	11,946,504	10,809,144	11,945,177	10,247,294

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

Revenue Estimation

Our estimates in relation to revenue recognition affect revenue and sales and marketing expense as reflected on our statements of operations, and trade accounts receivable and accrued commission accounts as reflected on our balance sheets. For any quarterly reporting period, we may not have actual usage data for certain energy suppliers and will need to estimate revenue. We initially record revenue based on the energy consumers’ historical usage profile. At the end of each reporting period, we adjust this historical profile to reflect actual usage for the period and estimate usage where actual usage is not available. For the nine months ended September 30, 2012, we estimated usage for approximately 7% of our revenue resulting in an approximate $43,000 adjustment to decrease revenue. This decrease in revenue resulted in an approximate $10,000 decrease in sales and marketing expense related to third party commission expense associated with those revenues. Corresponding adjustments were made to trade accounts receivable and accrued commissions, respectively. A 1% difference between this estimate and actual usage would have an approximate $18,000 effect on our revenue for the nine months ended September 30, 2012.

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

Our estimates in relation to income taxes affect income tax benefit and deferred tax assets as reflected on our statements of operations and balance sheets, respectively. The deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized in the near term. As of September 30, 2012, we had net deferred tax assets of approximately $6.7 million against which a full valuation allowance has been established. To the extent we determine that it is more likely than not that we will recover all of our deferred tax assets, it could result in an approximate $6.7 million non-cash tax benefit.

Share-Based Compensation

We recognize the compensation cost from share-based awards on a straight-line basis over the requisite service period of the award. For the nine months ended September 30, 2012, share based awards consisted of grants of stock options and restricted stock, and for the nine months ended September 30, 2011, share-based awards consisted of grants of stock options and stock warrants. The vesting period of share-based awards is determined by the board of directors, and is generally four years for employees.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of

December 31, 2011. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2012, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and procedures also were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

No material changes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the vesting of restricted stock granted to employees, we withheld shares with value equivalent to employees’ minimum statutory obligations for the applicable income and other employment taxes. A summary of the shares withheld to satisfy employee tax withholding obligations for the three months ended September 30, 2012 is as follows:

			Total Number of	Maximum
	Total		Shares Purchased	Number of Shares
	Number of	Average	As Part of Publicly	That May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under
Period	Purchased	Per Share	Or Programs	The Plan
7/01/12 – 7/31/12	—	$—	—	—
8/01/12 – 8/31/12	11	$3.79	—	—
9/01/12 – 9/30/12	80	$3.93	—	—

Total	91	$3.91	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from World Energy Solutions, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012, formatted in Extensible Business Reporting Language: (i) the condensed consolidated balance sheets; (ii) the condensed consolidated statements of income; (iii) the condensed consolidated statements of cash flows; and (iv) notes to the condensed consolidated financial statements.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Energy Solutions, Inc.

Dated: November 1, 2012	By:	/s/ Philip Adams
Philip Adams
Chief Executive Officer

Dated: November 1, 2012	By:	/s/ James Parslow
James Parslow
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of the Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from World Energy Solutions, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012, formatted in Extensible Business Reporting Language: (i) the condensed consolidated balance sheets; (ii) the condensed consolidated statements of income; (iii) the condensed consolidated statements of cash flows; and (iv) notes to the condensed consolidated financial statements.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.