Form 10-K/A
period 2011-12-31
World Energy Solutions, Inc.
filed 2013-04-16
CIK 1371781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 17, 2012, are incorporated by reference into Part III of this Amendment No. 1.

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

EXPLANATORY NOTE

As used herein, unless otherwise expressly stated or the context otherwise requires, all references to “World Energy,” “we,” “us,” “our,” “Company” and similar references are to World Energy Solutions, Inc. and its consolidated subsidiaries.

This Annual Report on Form 10-K/A is being filed as Amendment No.1 to our Annual Report on Form 10-K (“Amendment No. 1”), which amends and restates our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”), originally filed on March 8, 2012 with the Securities and Exchange Commission.

This Amendment No. 1 restates the following items:

•	Part I, Item 1. Business;

•	Part I, Item 1A. Risk Factors;

•	Part II, Item 6. Selected Consolidated Financial Data;

•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part II, Item 8. Financial Statements and Supplementary Data;

•	Part II, Item 9A. Controls and Procedures; and

•	Part IV, Item 15. Exhibits and Financial Statement Schedules

This Amendment No. 1 is being filed to restate our financial statements as of December 31, 2011 to correct the recording of certain commission payments from our mid-market product-line. Under our accounting policies in effect at the time of the filing of the original Annual Report, we recognized revenue from up-front commissions as cash was received from our energy supplier, beginning with the quarter ended December 31, 2011. However, in connection with the preparation of our annual report on Form 10-K for the year ended December 31, 2012, we determined that we were required to record these revenues upon contract completion, or earlier to the extent that actual energy usage data is received from the energy supplier or can be reliably estimated. As we did not receive actual energy usage from the energy supplier as the upfront payments were made and we have not been able to retrospectively obtain actual energy usage to make a reliable estimate of these amounts, we have deferred revenue recognition until evidence is obtained that actual energy has occurred or until the end of contract term. We expect to recognize these amounts of revenue and net income in subsequent periods.

Generally, for the quarterly and year-to-date periods ended December 31, 2011, this change in accounting treatment and financial statement restatements has resulted in:

•	No impact to our cash, cash equivalents, short-term investments or overall cash flow;

•

A decrease in our revenue of $0.6 million (9.5%), an increase in our net loss from $0.8 million to $1.3 million and an increase in our loss per share from $(0.07) to $(0.12) for the quarter ended December 31, 2011, and an decrease in our revenue of $0.6 million (2.7%), a decrease in our net income from $0.5 million to a net loss of $46,000 and a decrease in our earnings per share from $0.05 to $0.00 for the year ended December 31, 2011; and

•

A decrease in current assets of $0.5 million (6.9%), an increase in total assets of approximately $36,000, an increase in current liabilities of $0.1 million (0.7%), an increase in total liabilities of $0.6 million (4.7%) and a decrease in shareholders’ equity of $0.6 million (2.7%).

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1. This Amendment No. 1 also includes a re-issued dual-dated audit report of Marcum LLP.

Impact of Restatement

A summary of the effects of this restatement to our financial statements included within this Amendment No. 1 is presented under Note 2, “Restatement of Financial Statements,” to our consolidated financial statements.

Special Note Regarding Amendment No. 1

While the original Annual Report is being amended and restated as a whole, except for the Items noted above, no other information included in the original Annual Report is being amended or updated by this Amendment No. 1. This Amendment No. 1 continues to describe the conditions as of the date of the original Annual Report and, except as contained therein, we have not updated or modified the disclosures contained in the original Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report, including any amendment to those filings. Throughout this Amendment No. 1, all amounts presented from prior periods and prior period comparisons that have been revised are labeled “As Restated” and reflect the balances and amounts on a restated basis.

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

Demand Response

The electric power industry in North America faces enormous challenges to keep pace with the expected increase in demand for electricity and to manage the increased amount of intermittent renewable energy resources that are expected to be connected to the power grid in the future. Because electricity cannot be economically stored using commercially available technology today, it must be generated, delivered and consumed at the moment that it is needed by end-use customers. Maintaining a reliable electric power grid therefore requires real-time balancing between supply and demand. Power generation, transmission and distribution facilities are built to capacity levels that can service the maximum amount of anticipated demand plus a reserve margin intended to serve as a buffer to protect the system in critical periods of peak demand or unexpected events such as failure of a power plant or major transmission line. However, under-investment in generation, transmission and distribution infrastructure in recent years in key regions, coupled with a dramatic growth in electricity consumption over that same time period, has led to an increased frequency of voltage reductions—commonly known as brownouts — and blackouts, and periodically prevents the transport of power to constrained areas during periods of peak demand, which can affect reliability and cause significant economic impacts.

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

Annualized Backlog

(in millions)

Total Backlog

(in millions)

Because the calculation of backlog is a calculation of a contracted commission rate multiplied by a historical energy usage figure and our management contracts are cancelable by our natural gas customers, our backlog may not necessarily be indicative of future results. Annualized backlog should not be viewed in isolation or as a substitute for our historical revenues presented in the financial statements included in this Amendment No. 1. Events that may cause future revenues from contracts in force to differ materially from our annualized backlog include the events that may affect energy usage, such as overall business activity levels, changes in energy consumers’ businesses, weather patterns and other factors described under “Risk Factors”.

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

Bidders, Listers and Channel Partners

Bidders. Our success is heavily dependent on our bidder relationships, the credibility of our bidders and the integrity of the auction process. Bidders include over 280 competitive electricity and natural gas suppliers and over 190 wholesale electricity suppliers registered on the World Energy Exchange®, representing a majority of all suppliers in the deregulated electricity and natural gas markets. To date, there are over 150 registered bidders on the World Green Exchange®. Of the registered energy suppliers, approximately 160 had active contracts with energy consumers that were brokered through our World Energy Exchange® as of December 31, 2011. Two of these bidders accounted for 24% and 22% in the aggregate of our revenue for the years ended December 31, 2011 and 2010, respectively. In order to participate in an auction event, bidders must register with us by either entering into a standard-form agreement pursuant to which the bidder is granted a license to access our auction platform and bid at auction events or by qualifying to participate in an auction pursuant to a government solicitation. Our national standard form agreement is typically for an indefinite term, may be terminated by either party upon 30 days prior written notice, is non-exclusive, non-transferable and cannot be sublicensed. Under our standard-form agreement or the government solicitation, the bidder agrees to pay us a commission, which varies from contract to contract and is based on a set rate per energy unit consumed by the lister.

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

Risks Related to Our Business

We have restated our prior consolidated financial statements, which may lead to additional risks and uncertainties.

We have restated our previously issued audited financial statements for the year ended December 31, 2011 included in this Amendment No. 1 to our Annual Report on Form 10-K, and we have also restated our unaudited financial statements for the quarterly periods ended March 31, 2012, June 30, 2012, and September 30, 2012 included in our Quarterly Reports on Forms 10-Q and the unaudited pro forma disclosures included in our Current Report on Form 8-K/A filed on December 17, 2012 (the “Relevant Periods”). The determination to restate these consolidated financial statements and quarterly condensed consolidated financial statements was made by our Board of Directors, based upon the recommendations of the Audit Committee and in consultation with management, following the identification of errors related to the timing of revenue recognition for certain commission payments during the Relevant Periods.

As a result of these events, we have become subject to a number of additional risks and uncertainties, including unanticipated costs for accounting and legal fees in connection with or related to the restatements of the Relevant Periods. We may also be subject to litigation and/or regulatory proceedings in connection with or related to the restatements of the Relevant Periods, and such event or events may have an adverse effect on our business, financial condition, operating results and/or our stock price.

We recently identified a material weakness in our internal control over financial reporting that resulted in restatements of our previously issued audited financial statements for the year ended December 31, 2011 and our unaudited financial statements for the three first quarters of 2012. If we are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

On March 29, 2013, our Board of Directors, based on the recommendation of the Audit Committee and in consultation with management, made the determination to restate our previously issued audited financial statements. We concluded that the timing of revenue recognition for certain commission payments was recorded incorrectly during the Relevant Periods. This incorrect treatment related to our revenue recognition policy for our mid-market product line, an area we entered with our acquisition of GSE on October 31, 2011. Under our accounting policies in effect at the time, we recognized revenue from up-front commission payments as cash was received from the energy supplier, beginning with the quarter ended December 31, 2011. As a result of our review, we determined that we were required to record these revenues upon contract completion, or earlier to the extent actual energy usage data is received from the energy supplier or can be reliably estimated. We believe that this material weakness was remediated when we revised our accounting policy to properly record revenues upon contract completion, or earlier to the extent actual energy usage data is received from the energy supplier or can be reliably estimated. If we are unable to maintain adequate internal controls for financial reporting in the future, investor confidence in the accuracy of our financial reports may be impacted or the market price of our common stock could be negatively impacted.

We currently derive a substantial amount of our revenue from the brokerage of electricity, and as a result our business is highly susceptible to factors affecting the electricity market over which we have no control.

We derived approximately 68% of our revenue during 2011 from the brokerage of electricity. Although our reliance on the brokerage of electricity has diminished as we implemented our strategy to expand into other markets, we believe that our revenue will continue to be highly dependent on the level of activity in the electricity market for the near future. Transaction volume in the electricity market is subject to a number of variables, such as consumption levels, pricing trends, availability of supply and other variables. We have no control over these variables, which are affected by geopolitical events such as war, threat of war, terrorism, civil unrest, political instability, environmental or climatic factors and general economic conditions. We are particularly vulnerable during periods when energy consumers perceive that electricity prices are at elevated levels since transaction volume is typically lower when prices are high relative to regulated utility prices. Accordingly, if electricity transaction volume declines sharply, our results will suffer.

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

We have significantly increased our operating expenses as we expanded our brokerage capabilities to offer additional energy-related products, increased our sales and marketing efforts, developed our administrative organization and made acquisitions. For the year ended December 31, 2011 we had a net loss of approximately $46,000. As we continue to invest in our business, we may incur operating losses. In addition, our budgeted expense levels are based, in significant part, on our expectations as to future revenue and are largely fixed in the short term. As a result, we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue which could compound those losses in any given fiscal period.

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

We have a limited operating history upon which you can evaluate our business and prospects. We began assisting in energy transactions in 2001 and introduced our current auction model in April of that same year. For the year ended December 31, 2011 we had a net loss of approximately $46,000. We have a history of losses and, at December 31, 2011, we had an accumulated deficit of approximately $22.1 million. You must consider our business, financial history and prospects in light of the risks and difficulties we face as an early stage company with a limited operating history.

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

We do not have contracts for fixed volumes with any of the bidders who use our auction platform. Two of these bidders accounted for 24% and 22% in the aggregate of our revenue for the years ended December 31, 2011 and 2010, respectively. The loss of these or other significant bidders will negatively impact our operations, particularly in the absence of our ability to locate additional national bidders. We do not have agreements with any of these bidders preventing them from directly competing with us or utilizing competing services.

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

As of December 31, 2011 our executive officers and directors and entities affiliated with them, beneficially own, in the aggregate, approximately 20% of our outstanding common stock. In particular, as of December 31, 2011, Richard Domaleski, our then chief executive officer, beneficially owns approximately 15% of our outstanding common stock. Our executive officers, directors and affiliated entities, if acting together, would be able to control or influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock.

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

Repurchase of Equity Securities

In connection with the vesting of restricted stock granted to employees, we withheld shares with value equivalent to employees’ minimum statutory obligations for the applicable income and other employment taxes. A summary of the shares withheld to satisfy employee tax withholding obligations for the three months ended December 31, 2011 is as follows:

			Total Number of	Maximum
	Total		Shares Purchased	Number of Shares
	Number of	Average	As Part of Publicly	That May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under
Period	Purchased	Per Share	Or Programs	The Plan
10/01/11 — 10/31/11	—	$—	—	—
11/01/11 — 11/30/11	71	$3.27	—	—
12/01/11— 12/31/11	274	$3.04	—	—

Total	345	$3.09	—	—

Item 6. Selected Consolidated Financial Data

The following table summarizes our consolidated financial data for the periods presented. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those consolidated financial statements, as restated, appearing elsewhere in this Amendment No. 1. The selected consolidated statements of operations data for the fiscal years ended December 31, 2011, 2010 and 2009, and the selected consolidated balance sheet data as of December 31, 2011 and 2010 are derived from the audited consolidated financial statements, as restated, which are included elsewhere in this Amendment No. 1. The selected consolidated statements of operations data for the years ended December 31, 2008 and 2007, and the consolidated balance sheet data at December 31, 2009, 2008 and 2007 are derived from our audited consolidated financial statements not included in this document. Historical results are not necessarily indicative of the results to be expected in future periods.

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(As Restated)
Consolidated Statement of Operations Data:
Revenue	$20,524,567	$17,984,662	$14,618,275	$12,444,692	$9,188,265
Cost of revenue	4,009,995	3,715,869	3,709,957	4,552,215	2,874,678

Gross profit	16,514,572	14,268,793	10,908,318	7,892,477	6,313,587

Operating expenses:
Sales and marketing	10,631,035	9,483,350	9,714,900	10,057,361	8,598,256
General and administrative	5,790,264	4,893,212	3,520,886	4,669,807	5,858,810

Total operating expenses	16,421,299	14,376,562	13,235,786	14,727,168	14,457,066

Operating income (loss)	93,273	(107,769)	(2,327,468)	(6,834,691)	(8,143,479)
Interest income (expense), net	(1,526)	8,682	(6,051)	39,531	563,294

Income (loss) before income taxes	91,747	(99,087)	(2,333,519)	(6,795,160)	(7,580,185)
Income tax expense	138,224	—	—	—	(1,061,720)

Net loss	$(46,477)	$(99,087)	$(2,333,519)	$(6,795,160)	$(8,641,905)

Net loss per common share — basic and diluted	$—	$(0.01)	$(0.27)	$(0.82)	$(1.08)

Weighted average shares outstanding — basic and diluted	10,521,910	9,067,834	8,512,060	8,310,315	7,979,359

	As of December 31,
	2011	2010	2009	2008	2007
	(As Restated)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,837,801	$3,559,288	$2,046,909	$1,731,411	$7,001,884
Working capital (deficit)	(3,996,690)	3,399,147	1,548,986	742,478	5,323,622
Total assets	33,860,978	14,726,794	13,894,125	14,776,640	20,800,565
Long-term liabilities	3,123,291	1,205	16,003	3,737	46,222
Accumulated deficit	(22,127,515)	(22,081,038)	(21,981,951)	(19,648,432)	(12,853,272)
Total stockholders’ equity	$20,619,101	$11,212,012	$10,258,142	$11,009,131	$16,859,799

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Amendment No. 1. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Amendment No. 1 and other filings with the SEC for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our business model is heavily dependent on our people. We have significantly grown our employee base from 20 at our initial public offering (“IPO”) in November 2006 to a current high of 82 at December 31, 2011. This planned investment has been and will continue to be a key component of our strategic initiatives and has resulted in revenue growth of over 350% to $21 million in 2011 since our initial public offering in 2006. While these infrastructure investments resulted in short–term operating losses, they began to generate incremental revenue in the late 2007 and positive adjusted EBITDA in nine of the last twelve quarters, including eight out of the last nine quarters in a row. Over these nine quarters we have generated positive adjusted EBITDA of $4.6 million, including $2.3 million in 2011. We have been able to fund our most recent acquisitions with cash on-hand and cash we have generated from operations and we will continue to focus on cash generating acquisitions in the future. These activities, however, will increase our operating costs both in the short and long-term and may require us to borrow against our current credit facility and/or raise funds through additional capital raises.

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

Mid-Market Transactions

We earn a monthly commission on energy sales from each energy supplier based on the energy usage transacted between the energy supplier and energy consumer. The commissions are not based on the retail price for electricity but rather on the amount of energy consumed. Commissions are calculated based on the energy usage transacted between the energy supplier and energy consumer multiplied by our contractual commission rate. Revenue from commissions is recognized as earned on a monthly basis over the life of each contract as energy is consumed, provided there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, has been successfully demonstrated. We generally recognize revenue on these transactions when we have received verification from the electricity supplier of the end-users power usage and electricity supplier’s billing and subsequent collection of the billing from the end user. The verification is generally accompanied with payment of the agreed upon fee to us, at which time the revenue is recognized. Commissions paid in advance are recorded as customer advances and recognized monthly as commission revenue based on the energy exchanged that month. To the extent we do not receive verification of actual energy usage or we cannot reliably estimate what actual energy usage was for a given period, revenue is deferred until usage data is received from the energy supplier. If usage data is not received from the energy supplier revenue may be deferred until the end of the contract term.

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

Results of Operations

The following table sets forth certain items as a percent of revenue for the periods presented:

	For the Years Ended December 31,
	2011	2010	2009
	(As Restated)
Revenue	100%	100%	100%
Cost of revenue	20	21	25

Gross profit	80	79	75
Operating expenses:
Sales and marketing	52	53	67
General and administrative	28	27	24

Operating income (loss)	—	(1)	(16)
Interest income (expense), net	—	—	—
Income tax expense	—	—	—

Net loss	—%	(1)%	(16)%

Comparison of the Years Ended December 31, 2011 and 2010

Revenue

	For the Years Ended
	December 31,
	2011	2010	Increase
	(As Restated)		(As Restated)
Revenue	$20,524,567	$17,984,662	$2,539,905	14%

Revenue increased 14% for the year ended December 31, 2011 as compared to the year ended December 31, 2010 primarily due to increased auction activity in our retail product line and contributions from our recently completed acquisitions. These increases were partially offset by declines in our wholesale and environmental commodities product lines. The retail product line reflected new customer wins with a concentration in the Pennsylvania electricity market, revenue related to an agreement with one of our energy suppliers for the payment of all future amounts due us subsequent to August 1, 2011 and further growth in our channel partner network. Our gas, wholesale and green product lines decreased primarily due to decreased activity and the timing of transactions compared to the same periods in 2010. Our Energy Efficiency Service Segment generated $50,000 in revenue for 2011. There was no revenue from this segment in 2010.

Cost of revenue

	For the Years Ended December 31,
	2011		2010
	$	% of Revenue	$	% of Revenue	Increase
		(As Restated)
Cost of revenue	$4,009,995	20%	$3,715,869	21%	$294,126	8%

Cost of revenue increased 8% for the year ended December 31, 2011 as compared to the year ended December 31, 2010 as increases in payroll and commission costs were partially offset by a decrease in amortization of capitalized software. Payroll costs increased due to a net increase in supply desk employees in 2011 including the addition of employees from our recent acquisitions. Commission costs increased due to the 14% increase in revenue. Our Energy Efficiency Services segment incurred $0.1 million of supply desk costs in 2011 including payroll and project materials. This segment did not incur any cost of revenue in 2010. Cost of revenue as a percent of revenue decreased 1% due to the 14% increase in revenue, which was substantially offset by the increase in costs.

Operating expenses

	For the Years Ended December 31,
	2011		2010
	$	% of Revenue	$	% of Revenue	Increase
		(As Restated)
Sales and marketing	$10,631,035	52%	$9,483,350	53%	$1,147,685	12%
General and administrative	5,790,264	28	4,893,212	27	897,052	18

Total operating expenses	$16,421,299	80%	$14,376,562	80%	$2,044,737	14%

Sales and marketing expenses increased 12% for the year ended December 31, 2011 as compared to the year ended December 31, 2010 due to increases in third party commission costs, amortization of intangible assets and, to a lesser extent, payroll and internal commission costs. Third party commission costs increased due to the 14% increase in revenue. Amortization expense increased due to acquisitions completed during 2011. Payroll costs increased due to a net increase of seventeen sales and marketing employees in 2011 from companies acquired in the fourth quarter of 2011. Our Energy Efficiency Services segment incurred $0.2 million of sales and marketing costs in 2011 including payroll, commissions and travel costs. This segment did not incur any sales and marketing expense in 2010. Sales and marketing expense as a percentage of revenue decreased 1% due to the 14% increase in revenue substantially offset by the 12% increase in costs.

The 18% increase in general and administrative expenses for the year ended December 31, 2011 as compared to the same period in 2010 was primarily due to $0.7 million in costs directly related to acquisition related activities including audits, valuation service, legal, broker and travel costs, and an increase in payroll costs for personnel to support ongoing corporate activities. General and administrative expenses as a percent of revenue increased 1% compared to 2010 due to the 18% increase in costs, which was substantially offset by the 14% increase in revenue.

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

Net loss

We reported net losses of approximately $46,000 and approximately $100,000 for the years ended December 31, 2011 and 2010, respectively. The decrease in net loss for the year ended December 31, 2011 as compared to 2010 is primarily due to the 14% increase in revenue partially offset by acquisition costs, increases in internal and third party commissions, increased amortization expense related to our acquisitions and costs incurred by our Energy Efficiency Services segment and from our GSE acquisition.

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

Liquidity and Capital Resources

At December 31, 2011, we had no commitments for material capital expenditures. We have identified and executed against a number of strategic initiatives that we believe are key components of our future growth, including: expanding our community of listers, bidders and channel partners on our exchanges; strengthening and extending our long-term relationships with government agencies; entering into other energy-related markets including wholesale transactions with utilities, energy efficiency, and demand response; making strategic acquisitions; and growing our direct and inside sales force. Through December 31, 2011, we funded our acquisitions through the use of cash on-hand and cash generated from operations.

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

While we believe we have the resources to meet our long-term obligations under these arrangements based on cash on-hand and the operating cash flows both from our base and these recently acquired businesses, we entered into an amended $5.0 million credit facility with Silicon Valley Bank subsequent to year end to meet our short-term requirements under these arrangements. Under the amended facility, we borrowed $2.5 million under a 4-year term note (9-months interest only; 39 equal installments of principal and interest) and have $2.5 million available under a line-of-credit. We have not borrowed against the line-of-credit to date. We believe our resources are adequate to meet our continuing obligations under these arrangements. All of our acquisitions have historically generated operating cash flow and we believe our cash flows will be adequate to meet the contingent consideration payments when due, if any, to meet our obligations under the term note, and to repay the Notes payable to seller when due.

Comparison of December 31, 2011 to December 31, 2010

	December 31, 2011	December 31, 2010	Increase/(Decrease)
	(As Restated)		(As Restated)
Cash and cash equivalents	$1,837,801	$3,559,288	$(1,721,487)	(48)%
Trade accounts receivable	3,603,634	3,124,328	479,306	15
Days sales outstanding	61	58	3	5
Working capital (deficit)	(3,996,690)	3,399,147	(7,395,837)	(218)
Stockholders’ equity	20,619,101	11,212,012	9,407,089	84

Cash and cash equivalents decreased 48% primarily due to approximately $10.4 million paid to acquire companies in 2011 and $0.7 million of associated acquisition costs. These decreases were partially offset by net proceeds of $5.3 million received from the sale of common stock in April 2011 and positive adjusted EBITDA of approximately $2.3 million generated during 2011. Days sales outstanding (representing accounts receivable outstanding at December 31, 2011 divided by the average sales per day during the current quarter, as adjusted for non-recurring items) increased 5% due to the timing of in period revenue recognized within the fourth quarter of 2011 as compared to the fourth quarter of 2010. Revenue from bidders representing 10% or more of our revenue increased to 24% from two bidders during the year ended December 31, 2011, from 22% from the same bidders during the same period in 2010.

The working capital deficit (consisting of current assets less current liabilities) of $4.0 million was primarily due to approximately $10.4 million paid for acquisitions, notes payable to seller of $3.0 million and the current portion of contingent consideration accrued in the amount of $2.3 million. These amounts were partially offset by the sale of common stock during the second quarter of 2011. Stockholders’ equity increased 84% for the twelve months ended December 31, 2011 due to the sale of common stock in April 2011, the issuance of common stock for acquisitions and share-based compensation for the year ended December 31, 2011.

Cash provided by operating activities for the year ended December 31, 2011 was approximately $3.6 million as compared to approximately $1.7 million in 2010. This improvement was primarily due to adjusted EBITDA of $2.3 million in 2011 versus $2.0 million in 2010, and an approximate $1.2 million increase in accounts payable and accrued expenses, primarily related to transaction related costs. Cash used in investing and financing activities for the year ended December 31, 2011 was approximately $5.4 million primarily due to cash used for acquisitions, which was partially offset by net proceeds received from the sale of common stock. Cash used in investing and financing activities for the year ended December 31, 2010 was approximately $0.1 million primarily due to the $0.4 million funding of Retroficiency, which was substantially offset by $0.4 million in net proceeds from the sale of common stock.

Adjusted EBITDA, representing net income or loss before interest, income taxes, depreciation and amortization (EBITDA), adjusted for share-based compensation charges for the year ended December 31, 2011 was $2.3 million as compared to $2.0 million for the same period in the prior year. This increase was primarily due to $0.6 million of cash received from advance payments related to our mid-market product-line and a $0.2 million increase in pre-tax income. We have generated positive adjusted EBITDA for eight of the last nine quarters for a cumulative total of $4.6 million. Please refer to the section below referencing “non-GAAP financial measures” for a reconciliation of non-GAAP measures to the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Use of Non-GAAP Financial Measures

In this Amendment No. 1, we discuss certain “non-GAAP financial measures” in regards to our review of our financial statements. A non-GAAP financial measure refers to a numerical financial measure that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable financial measure calculated and presented in accordance with GAAP in our financial statements. We also provide adjusted EBITDA as additional information relating to our operating results. This non-GAAP measure excludes expenses related to share-based compensation, depreciation related to our fixed assets, amortization expense related to acquisition-related assets and capitalized software, interest expense on capital leases, bank borrowings, notes payable to sellers and contingent consideration, interest income on invested funds and notes receivable, and income taxes. Management uses this non-GAAP measure for internal reporting and bank reporting purposes. We have provided this non-GAAP financial measure in addition to GAAP financial results because we believe that this non-GAAP financial measure provides useful information to certain investors and financial analysts in assessing our operating performance due to the following factors:

•

We believe that the presentation of a non-GAAP measure that adjusts for the impact of share-based compensation expenses, depreciation of fixed assets, amortization expense related to acquisition-related assets and capitalized software, interest expense on capital leases, bank borrowings, seller notes and contingent consideration, interest income on invested funds and notes receivable and income taxes provides investors and financial analysts with a consistent basis for comparison across accounting periods and, therefore, is useful to investors and financial analysts in helping them to better understand our operating results and underlying operational trends;

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

	For the Years Ended December 31,
	2011	2010	2009
	(As Restated)
GAAP net loss	$(46,477)	$(99,087)	$(2,333,519)
Add: Interest (income) expense, net	1,526	(8,682)	6,051
Add: Income taxes	138,224	—	—
Add: Share-based compensation	609,820	671,323	633,285
Add: Amortization of intangibles	1,347,135	1,026,890	1,199,112
Add: Amortization of other assets	126,953	267,601	310,461
Add: Depreciation	146,946	139,612	146,322

Non-GAAP adjusted EBITDA	$2,324,127	$1,997,657	$(38,288)

Non-GAAP adjusted EBITDA per share	$0.22	$0.22	$(0.00)

Weighted average diluted shares	10,583,630	9,182,767	8,512,060

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

The most judgmental estimates affecting our consolidated financial statements are those relating to revenue recognition and the estimate of actual energy delivered from the bidder to the lister of such energy; share-based compensation; the valuation of intangible assets and goodwill; the valuation of contingent consideration; impairment of long-lived assets; and estimates of future taxable income as it relates to the realization of our net deferred tax assets. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates; future results of operations may be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Refer to Note 3 of our consolidated financial statements filed herewith for a description of our accounting policies.

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

Mid-Market Transactions

We earn a monthly commission on energy sales from each energy supplier based on the energy usage transacted between the energy supplier and energy consumer. The commissions are not based on the retail price for electricity but rather on the amount of energy consumed. Commissions are calculated based on the energy usage transacted between the energy supplier and energy consumer multiplied by our contractual commission rate. Revenue from commissions is recognized as earned on a monthly basis over the life of each contract as energy is consumed, provided there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, has been successfully demonstrated. We generally recognize revenue on these transactions when it has received verification from the electricity supplier of the end-users power usage and electricity supplier’s billing and subsequent collection of the billing from the end user. The verification is generally accompanied with payment of the agreed upon fee to us, at which time the revenue is recognized. Commissions paid in advance are recorded as customer advances and recognized monthly as commission revenue based on the energy exchanged that month. To the extent we do not receive verification of actual energy usage or we cannot reliably estimate what actual energy usage was for a given period, revenue is deferred until usage data is received from the energy supplier. If usage data is not received from the energy supplier revenue may be deferred until the end of the contract term.

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

Level 1 — Pricing inputs are quoted prices available in active markets for identical investments as of the reporting date. As required by ASC 820-10, the Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

Level 2 — Pricing inputs are quoted prices for similar investments, or inputs that are observable, either directly or indirectly, for substantially the full term through corroboration with observable market data. Level 2 includes investments valued at quoted prices adjusted for legal or contractual restrictions specific to these investments.

Level 3 — Pricing inputs are unobservable for the investment, that is, inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability. Level 3 includes investments that are supported by little or no market activity.

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

Our estimates in relation to income taxes affect income tax benefit and deferred tax assets as reflected on our statements of operations and balance sheets, respectively. The deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized in the near term. As of December 31, 2011, we had net deferred tax assets of approximately $7.2 million against which a full valuation allowance has been established. To the extent we determine that it is more likely than not that we will recover all of our deferred tax assets, it could result in an approximate $7.2 million non-cash tax benefit.

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

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements listed in Item 15(a) are incorporated herein by reference and are filed as a part of this Amendment No. 1 and follow the signature page to this Amendment No. 1 on page 39.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment.

In March 2013, we re-evaluated our controls under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2011.

Internal Control Over Financial Reporting

a) Management’s Report on Internal Control Over Financial Reporting

As described throughout this Report, on October 13, 2011, the Company acquired substantially all of the assets and certain obligations of Northeast Energy Solutions, LLC and on October 31, 2011, the Company acquired substantially all of the assets and certain obligations of GSE Consulting, L.P. (“GSE”). While our financial statements for the year ended December 31, 2011 include the results of NES and GSE from the acquisition date through December 31, 2011, as permitted by the rules and regulations of the SEC, our management’s assessment of our internal control over financial reporting did not include an evaluation of NES and GSE’s internal control over financial reporting. Further, our management’s conclusion regarding the effectiveness of our internal control over financial reporting as of December 31, 2011 does not extend to NES and GSE’s internal control over financial reporting. We are currently integrating policies, processes, technology and operations for the combined companies and will continue to evaluate our internal control over financial reporting as we develop and execute our integration plans.

Based on the March 2013 re-evaluation, our management concluded that, as of December 31, 2011, our internal control over financial reporting was not effective based on the COSO criteria and that we had a material weakness. A “material weakness” is defined as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The following is a description of the material weakness in our internal control over financial reporting: As disclosed in this Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2011, on March 29, 2013, our Board of Directors, based on the recommendation of the Audit Committee and in consultation with management, made the determination to restate our previously issued audited financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K, and our unaudited financial statements for the quarterly periods ended March 31, 2012, June 30, 2012, and September 30, 2012 included in our Quarterly Reports on Forms 10-Q and the unaudited pro forma disclosures included in our Current Report on Form 8-K/A filed on December 17, 2012. In connection with the preparation of our annual report on Form 10-K for the year ended December 31, 2012, we identified a material weakness in the design and operating effectiveness of our internal control over financial reporting related to the recording of revenue recognition for certain commission payments related to our mid-market product line. Specifically, we did not select and apply the appropriate accounting policies for GSE, which we acquired on October 31, 2011. Consequently, effective controls did not exist to ensure that revenue from this product line was appropriately and accurately recorded.

Plan for Remediation of Material Weakness

As soon as we learned of the material weakness, we began taking steps intended to remediate this material weakness and to improve our control processes and procedures with respect to revenue recognition in general as part of our efforts to become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These activities include:

•	implementing a revised accounting policy for our mid-market product-line;

•	establishing new policies, procedures and controls to ensure the new policy is administered correctly;

•

evaluating the proper organizational structure, including hiring a sufficient complement of personnel with the requisite knowledge and expertise of revenue recognition accounting standards under U.S. GAAP; and

•	to the extent necessary, hiring consultants with accounting expertise with specific expertise with revenue recognition.

In particular, our remediation plan is being designed to ensure that the recording of revenue recognition for certain commission payments is appropriate.

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

Recent Acquisitions

As also described throughout this Amendment No. 1, on October 13, 2011, we acquired substantially all of the assets and certain obligations of Northeast Energy Solutions, LLC and on October 31, 2011, we acquired substantially all of the assets and certain obligations of GSE Consulting, L.P. While our financial statements for the year ended December 31, 2011 included the results of NES and GSE from the acquisition date through December 31, 2011, as permitted by the rules and regulations of the SEC, our management’s assessment of our internal control over financial reporting did not include an evaluation of NES and GSE’s internal control over financial reporting. Further, our management’s conclusion regarding the effectiveness of our internal control over financial reporting as of December 31, 2011 does not extend to NES and GSE’s internal control over financial reporting. We are currently integrating policies, processes, technology and operations for the combined companies and will continue to evaluate our internal control over financial reporting as we develop and execute our integration plans.

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

Changes in Internal Control Over Financial Reporting

Except for the items described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required to be disclosed by this Item 10 is hereby incorporated by reference to our definitive proxy statement filed on April 2, 2012 with the Securities and Exchange Commission.

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

Item 11. Executive Compensation

The information required to be disclosed by this Item 11 is hereby incorporated by reference to our definitive proxy statement filed on April  2, 2012 with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed by this Item 12 is hereby incorporated by reference to our definitive proxy statement filed on April 2, 2012 with the Securities and Exchange Commission.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this Item 13 is hereby incorporated by reference to our definitive proxy statement filed on April 2, 2012 with the Securities and Exchange Commission.

Item 14. Principal Accountant Fees and Services

The information required to be disclosed by this Item 14 is hereby incorporated by reference to our definitive proxy statement filed on April 2, 2012 with the Securities and Exchange Commission.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

For a list of the financial information included herein, see “Index to Consolidated Financial Statements” on page 41 of this Amendment No. 1.

(a)(2) Financial Statements Schedules

All schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(a)(3) Exhibits

The list of exhibits filed as a part of this Amendment No. 1 and our original Annual Report are set forth on the Exhibit Index immediately preceding the exhibits hereto and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD ENERGY SOLUTIONS, INC.

By:	/s/ Philip Adams	April 16, 2013
Philip Adams
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Philip Adams	Chief Executive Officer and Director	April 16, 2013
Philip Adams

/s/ James Parslow	Chief Financial Officer	April 16, 2013
James Parslow

/s/ Edward Libbey	Chairman of the Board and Director	April 16, 2013
Edward Libbey

/s/ Patrick Bischoff	Director	April 16, 2013
Patrick Bischoff

/s/ John Wellard	Director	April 16, 2013
John Wellard

/s/ Thad Wolfe	Director	April 16, 2013
Thad Wolfe

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

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated its financial statements for the year ended December 31, 2011.

/S/ Marcum LLP

Marcum LLP

Boston, Massachusetts

March 7, 2012, except for the effects of the restatement described in

Note 2, as to which the date is April 16, 2013

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

/S/ UHY LLP

Boston, Massachusetts

March 4, 2010

WORLD ENERGY SOLUTIONS, INC.

Consolidated Balance Sheets

	December 31,
	2011	2010
	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,837,801	$3,559,288
Trade accounts receivable, net	3,603,634	3,124,328
Inventory	288,174	—
Prepaid expenses and other current assets	392,287	229,108

Total current assets	6,121,896	6,912,724
Property and equipment, net	426,403	287,191
Convertible note receivable	—	433,333
Intangibles, net	14,178,972	3,723,607
Goodwill	12,307,255	3,178,701
Investments	716,936	—
Other assets	109,516	191,238

Total assets	$33,860,978	$14,726,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$821,089	$263,746
Accrued commissions	970,185	847,758
Accrued compensation	2,109,874	1,970,639
Accrued contingent consideration	2,250,000	—
Accrued expenses	564,726	187,097
Deferred revenue and customer advances	392,763	229,539
Notes payable	3,000,000	—
Capital lease obligations	9,949	14,798

Total current liabilities	10,118,586	3,513,577
Capital lease obligations, net of current portion	18,984	1,205
Customer advances, net of current portion	526,592	—
Accrued contingent consideration, net of current portion	2,489,982	—
Deferred income taxes	87,733	—

Total liabilities	13,241,877	3,514,782

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 30,000,000 shares authorized; 11,901,319 shares issued and 11,853,025 shares outstanding at December 31, 2011, and 9,200,306 shares issued and 9,155,281 shares outstanding at December 31, 2010	1,185	916
Additional paid-in capital	42,967,034	33,502,074
Accumulated deficit	(22,127,515)	(22,081,038)
Treasury stock, at cost; 48,294 shares at December 31, 2011 and 45,025 shares at December 31, 2010	(221,603)	(209,940)

Total stockholders’ equity	20,619,101	11,212,012

Total liabilities and stockholders’ equity	$33,860,978	$14,726,794

The accompanying notes are an integral part of these consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2011	2010	2009
	(As Restated)
Revenue:
Brokerage commissions, transaction fees and efficiency projects	$19,525,121	$16,924,689	$13,524,578
Management fees	999,446	1,059,973	1,093,697

Total revenue	20,524,567	17,984,662	14,618,275
Cost of revenue	4,009,995	3,715,869	3,709,957

Gross profit	16,514,572	14,268,793	10,908,318

Operating expenses:
Sales and marketing	10,631,035	9,483,350	9,714,900
General and administrative	5,790,264	4,893,212	3,520,886

Total operating expenses	16,421,299	14,376,562	13,235,786

Operating income (loss)	93,273	(107,769)	(2,327,468)

Interest income (expense):
Interest income	51,245	11,042	611
Interest expense	(52,771)	(2,360)	(6,662)

Total interest income (expense), net	(1,526)	8,682	(6,051)

Income (loss) before income taxes	91,747	(99,087)	(2,333,519)
Income tax expense	138,224	—	—

Net loss	$(46,477)	$(99,087)	$(2,333,519)

Net loss per common share — basic and diluted	$—	$(0.01)	$(0.27)

Weighted average shares outstanding — basic and diluted	10,521,910	9,067,834	8,512,060

The accompanying notes are an integral part of these consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2011, 2010, and 2009

	Common Stock		Treasury Stock		Additional		Total
	Number of	$0.0001	Number of	Stated at	Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Shares	Cost	Capital	Deficit	Equity
Balance, December 31, 2008	8,397,684	$840	13,043	$(98,873)	$30,755,596	(19,648,432)	11,009,131
Share-based compensation	—	—	—	—	633,285	—	633,285
Issuance of common stock in connection with restricted stock grants	63,070	6	25,840	(93,159)	77,707	—	(15,446)
Issuance of common stock in connection with private placement, net	336,700	34	—	—	935,442	—	935,476
Exercise of stock options	53,020	5	—	—	29,210	—	29,215
Net loss	—	—	—	—	—	(2,333,519)	(2,333,519)

Balance, December 31, 2009	8,850,474	885	38,883	(192,032)	32,431,240	(21,981,951)	10,258,142
Share-based compensation	—	—	—	—	671,323	—	671,323
Issuance of common stock in connection with restricted stock grants	23,770	1	6,142	(17,908)	(1)	—	(17,908)
Issuance of common stock in connection with private placement, net	152,397	16	—	—	354,260	—	354,276
Exercise of stock options	124,530	13	—	—	44,019	—	44,032
Exercise of stock warrants	4,110	1	—	—	1,233	—	1,234
Net loss	—	—	—	—	—	(99,087)	(99,087)

Balance, December 31, 2010	9,155,281	916	45,025	(209,940)	33,502,074	(22,081,038)	11,212,012
Share-based compensation	—	—	—	—	609,820	—	609,820
Issuance of common stock in connection with restricted stock grants	17,596	1	3,269	(11,663)	(1)	—	(11,663)
Issuance of common stock in connection with private placement, net	1,520,001	152	—	—	5,303,827	—	5,303,979
Issuance of common stock in connection with acquisitions	1,083,209	108	—	—	3,462,014	—	3,462,122
Exercise of stock options	76,938	8	—	—	89,300	—	89,308
Net loss (as restated)	—	—	—	—	—	(46,477)	(46,477)

Balance, December 31, 2011 (as restated)	11,853,025	$1,185	48,294	$(221,603)	$42,967,034	$(22,127,515)	$20,619,101

The accompanying notes are an integral part of these consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
	(As Restated)
Cash flows from operating activities:
Net income (loss)	$(46,477)	$(99,087)	$(2,333,519)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,621,034	1,434,103	1,655,895
Deferred income taxes	87,733	—	—
Share-based compensation	609,820	671,323	633,285
Loss on disposal of property and equipment	—	—	1,604
Interest on note receivable	(53,526)	(13,410)	—
Changes in operating assets and liabilities, net of the effects of acquisitions:
Trade accounts receivable	(66,698)	(215,304)	(565,431)
Inventory	(286,299)	—	—
Prepaid expenses and other current assets	(154,479)	(16,075)	218,213
Accounts payable	557,343	(21,466)	(308,341)
Accrued commissions	118,427	12,416	57,558
Accrued compensation	139,235	689,956	240,228
Accrued contingent consideration	54,169	—	—
Accrued expenses	377,629	(141,719)	(26,695)
Deferred revenue and customer advances	689,816	(644,213)	(2,519)

Net cash provided by (used in) operating activities	3,647,727	1,656,524	(429,722)

Cash flows from investing activities:
Increase in other assets	(43,613)	(20,500)	(80,520)
Cash paid for acquisitions, net	(10,404,382)	—	—
Advances against note receivable	(216,666)	(433,334)	—
Purchases of property and equipment	(17,540)	(55,770)	(1,432)
Cash received in sale of property and equipment	—	—	500

Net cash used in investing activities	(10,682,201)	(509,604)	(81,452)

Cash flows from financing activities:
Proceeds from exercise of stock options	89,308	44,032	29,215
Proceeds from exercise of stock warrants	—	1,234	—
Proceeds from the sale of common stock, net	5,303,979	354,276	935,476
Purchase of treasury stock	(11,663)	(17,908)	(93,159)
Principal payments of notes payable	(53,709)	—	—
Principal payments on capital lease obligations	(14,928)	(16,175)	(44,860)

Net cash provided by financing activities	5,312,987	365,459	826,672

Net increase (decrease) in cash and cash equivalents	(1,721,487)	1,512,379	315,498
Cash and cash equivalents, beginning of year	3,559,288	2,046,909	1,731,411

Cash and cash equivalents, end of year	$1,837,801	$3,559,288	$2,046,909

Supplemental Disclosure of Cash Flow Information:
Net cash paid for interest	$(34,931)	$(4,711)	$(5,494)

Net cash paid for income taxes	$(20,148)	$—	$—

Non-cash activities:
Fair value of restricted common stock granted to employees	$—	$—	$77,713

Net capital lease obligations	$—	$—	$30,816

Fair value of common stock issued in acquisitions	$3,462,122	$—	$—

Notes payable issued in acquisitions	$3,000,000	$—	$—

Fair value of contingent consideration issued in acquisitions	$4,685,813	$—	$—

Notes payable assumed in acquisitions	$53,709	$—	$—

Conversion of note receivable into equity investment	$716,936	$—	$—

Capital lease obligations assumed in acquisitions	$27,858	$—	$—

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company accounts for the correction of an error in its previously issued financial statements in accordance with the provisions of ASC Topic 250, “Accounting Changes and Error Corrections.” In accordance with the disclosure provisions of ASC 250, when financial statements are restated to correct an error, an entity is required to disclose that its previously issued financial statements have been restated along with a description of the nature of the error, the effect of the correction on each financial statement line item and any per share amount affected for each prior period presented, and the cumulative effect on retained earnings or other appropriate component of equity or net assets in the statement of financial position, as of the beginning of the earliest period presented.

The Company’s Board of Directors, based on the recommendation of the Audit Committee of the Company’s Board of Directors and in consultation with management, concluded that the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 should no longer be relied upon and must be restated to properly record revenue from commissions earned by the Company’s mid-market product line.

The Company concluded that the timing of revenue recognition for certain commission payments was recorded incorrectly. This incorrect treatment related to the Company’s revenue recognition policy for its mid-market product line, an area the Company entered with its acquisition of GSE Consulting, LP (“GSE”, See Note 4) on October 31, 2011. Under its accounting policies in effect at the time, the Company recognized revenue from up-front commissions as cash was received from the energy supplier, beginning with the quarter ended December 31, 2011. As a result of its review, the Company has determined that it was required to record these revenues upon contract completion, or earlier to the extent that actual energy usage data is received from the energy supplier or can be reliably estimated. The difference between recognizing these commissions upon cash receipt and over the energy flow period is a matter of timing.

In addition, the Company has adjusted its accounts receivable and goodwill balances related to the acquisition of GSE. The Company had assigned a fair value of approximately $490,000 to accounts receivable related to the acquisition of GSE on October 31, 2011. Based on its revised revenue recognition policy, the Company has determined that there should be no value assigned to accounts receivable at October 31, 2011. As a result, the Company has reduced accounts receivable and increased goodwill by approximately $490,000 as of December 31, 2011.

Throughout this Amendment No. 1, all amounts presented from prior periods and prior period comparisons that have been revised are labeled “As Restated” and reflect the balances and amounts on a restated basis.

The following table presents the cumulative effect of the restatement described above for the period shown.

Year Ended December 31, 2011
Net income as originally reported	$515,541
Adjustments related to revenue	(562,018)

Net loss as restated	$(46,477)

Cumulative effect to accumulated deficit	$(562,018)

The tables below set forth the effect of the adjustments as of December 31, 2011 and for the year ended December 31, 2011 as applicable:

Balance Sheet items affected:

	At December 31, 2011
	As Reported	Adjustment	As Restated
Trade accounts receivable, net	$4,057,215	$(453,581)	$3,603,634

Total current assets	6,575,477	(453,581)	6,121,896

Goodwill	11,817,236	490,019	12,307,255

Total assets	$33,824,540	$36,438	$33,860,978

Deferred revenue and customer advances	$320,899	$71,864	$392,763

Total current liabilities	10,046,722	71,864	10,118,586

Deferred revenue and customer advances, net of current portion	—	526,592	526,592

Total liabilities	12,643,421	598,456	13,241,877

Accumulated deficit	(21,565,497)	(562,018)	(22,127,515)

Total stockholders’ equity	21,181,119	(562,018)	20,619,101

Total liabilities and stockholders’ equity	$33,824,540	$36,438	$33,860,978

WORLD ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2011
	As Reported	Adjustment	As Restated
Revenue:
Brokerage commissions, transaction fees and efficiency projects	$20,087,139	$(562,018)	$19,525,121
Management fees	999,446	—	999,446

Total revenue	21,086,585	(562,018)	20,524,567
Cost of revenue	4,009,995	—	4,009,995

Gross profit	17,076,590	(562,018)	16,514,572

Operating expenses:
Sales and marketing	10,631,035	—	10,631,035
General and administrative	5,790,264	—	5,790,264

Total operating expenses	16,421,299	—	16,421,299

Operating income	655,291	(562,018)	93,273

Interest income (expense):
Interest income	51,245	—	51,245
Interest expense	(52,771)	—	(52,771)

Total interest expense, net	(1,526)	—	(1,526)

Income before income taxes	653,765	(562,018)	91,747
Income tax expense	138,224	—	138,224

Net income (loss)	$515,541	$(562,018)	$(46,477)

Net income (loss) per share:
Net income (loss) per common share — basic and diluted	$0.05	$(0.05)	$—

Weighted average shares outstanding — basic	10,521,910		10,521,910

Weighted average shares outstanding — diluted	10,583,630		10,521,910

WORLD ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Quarter Ended December 31, 2011 (Unaudited)
	As Reported	Adjustment	As Restated
Revenue:
Brokerage commissions, transaction fees and efficiency projects	$5,648,955	$(562,018)	$5,086,937
Management fees	257,490	—	257,490

Total revenue	5,906,445	(562,018)	5,344,427
Cost of revenue	1,102,636	—	1,102,636

Gross profit	4,803,809	(562,018)	4,241,791

Operating expenses:
Sales and marketing	3,245,794	—	3,245,794
General and administrative	2,179,372	—	2,179,372

Total operating expenses	5,425,166	—	5,425,166

Operating income	(621,357)	(562,018)	(1,183,375)
Total interest expense, net	(43,172)	—	(43,172)

Income before income taxes	(664,529)	(562,018)	(1,226,547)
Income tax expense	116,474	—	116,474

Net income (loss)	$(781,003)	$(562,018)	$(1,343,021)

Net income (loss) per share:
Net income (loss) per common share — basic and diluted	$(0.07)	$(0.05)	$(0.12)

Weighted average shares outstanding — basic	11,513,481		11,513,481

Weighted average shares outstanding — diluted	11,513,481		11,513,481

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Mid-Market Transactions

The Company earns a monthly commission on energy sales from each energy supplier based on the energy usage transacted between the energy supplier and energy consumer. The commissions are not based on the retail price for electricity but rather on the amount of energy consumed. Commissions are calculated based on the energy usage transacted between the energy supplier and energy consumer multiplied by the Company’s contractual commission rate. Revenue from commissions is recognized as earned on a monthly basis over the life of each contract as energy is consumed, provided there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, has been successfully demonstrated. The Company generally recognizes revenue on these transactions when it has received verification from the electricity supplier of the end-users power usage and electricity supplier’s billing and subsequent collection of the billing from the end user. The verification is generally accompanied with payment of the agreed upon fee to the Company, at which time the revenue is recognized. Commissions paid in advance are recorded as customer advances and recognized monthly as commission revenue based on the energy exchanged that month. To the extent the Company does not receive verification of actual energy usage or it cannot reliably estimate what actual energy usage was for a given period, revenue is deferred until usage data is received from the energy supplier. If usage data is not received from the energy supplier revenue may be deferred until the end of the contract term.

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

The following represents revenue and trade accounts receivable from bidders exceeding 10% of the total in each category:

	Revenue for the year ended December 31,			Trade accounts receivable as of December 31,
Bidder / Lister	2011	2010	2009	2011	2010
	(As Restated)			(As Restated)
A	4%	7%	15%	10%	15%
B	11%	12%	9%	10%	14%
C	13%	10%	3%	15%	18%
D	6%	7%	7%	9%	9%

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

Investment / Convertible Note Receivable

In 2010, the Company made a strategic investment in the form of a two-year $650,000 convertible note with Retroficiency, Inc. (“Retroficiency”). The convertible note accrued interest at 9% per annum with principal and interest due at the end of the term on July 22, 2012. It included optional and automatic conversion rights to convert into Retroficiency shares at $0.54 per share and was subject to adjustment in certain circumstances. During the fourth quarter of 2011, Retroficiency executed a qualified financing in the form of Series A Preferred Stock offering at a price in excess of the Company’s conversion price. As result, all principal and interest amounts outstanding under the convertible note receivable at the time of the financing were converted into Series A Preferred stock. The Company has accounted for this investment at cost and is reflected as Investments in the accompanying consolidated balance sheet as of December 31, 2011. See Note 13- “Fair Value Measurement and Fair Value of Financial Instruments” for the fair value assessment of the Retroficiency investment.

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

Fair Value Measurements

The Company follows ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), for fair value measurements. ASC 820-10 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value, which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

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

Level 1 — Pricing inputs are quoted prices available in active markets for identical investments as of the reporting date. As required by ASC 820-10, the Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

Level 2 — Pricing inputs are quoted prices for similar investments, or inputs that are observable, either directly or indirectly, for substantially the full term through corroboration with observable market data. Level 2 includes investments valued at quoted prices adjusted for legal or contractual restrictions specific to these investments.

Level 3 — Pricing inputs are unobservable for the investment, that is, inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability. Level 3 includes investments that are supported by little or no market activity.

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

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment, an amendment to FASB ASC Topic 350, Intangibles — Goodwill and Other. The update provides an entity with the option to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the qualitative factors, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test as described in FASB ASC Topic 350. Entities have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step impairment test as well as resume performing the qualitative assessment in any subsequent period. The ASU is effective for the Company for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the impact of adopting this ASU to be material to the Company’s financial position, results of operations or cash flows.

NOTE 4 — ACQUISITIONS

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

As part of the total consideration, NES can earn up to $500,000 in contingent consideration if certain performance criteria are met post-acquisition. This potential contingent consideration consists of two equal amounts of $250,000 and are due on January 15, 2012 (the “2011 NES Contingent Consideration”) and March 31, 2013 (the “2012 NES Contingent Consideration”), respectively. The fair value of the contingent consideration was based on the weighted probability of achievement of certain performance milestones. The 2011 NES Contingent Consideration was tied to World Energy achieving designation as an authorized vendor for the Small Business Energy Advantage program of Connecticut Light & Power by December 31, 2011. The Company initially valued this contingent payment at $237,500, which has been recorded as Accrued contingent consideration on the accompanying consolidated balance sheet. The 2012 NES Contingent Consideration is tied to the achievement of certain revenue and net income milestones for the year ending December 31, 2012. The Company initially valued this contingent payment at $120,312, which has been recorded as Accrued contingent consideration, net of current portion as part of long-term liabilities on the accompanying consolidated balance sheet. In initially measuring the fair value of the contingent consideration, the Company assigned probabilities to these performance criteria, based among other things on the nature of the performance criteria and the Company’s due diligence performed at the time of the acquisition. As of December 31, 2011, the Company determined that the 2011 NES Contingent Consideration was met and recorded a $12,500 charge to general and administrative expense during the fourth quarter. As of December 31, 2011, there were no changes in the recognized amounts of the 2012 NES Contingent Consideration.

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

	Fair Value	Weighted Average Lives
Customer relationships	$991,600	9 years
Customer relationships — indefinite life	1,736,000	N/A
Non-compete agreements	234,900	5 years

	$2,962,500

GSE:

On October 31, 2011, the Company acquired substantially all of the assets and certain obligations of GSE for a maximum purchase price of $13.1 million. GSE is a Texas based energy management and procurement company. The purchase price was $8.6 million, consisting of $3.9 million in cash, $1.5 million in cash to pay off GSE debt, and 1.0 million shares of our common stock valued at $3.2 million. In addition, GSE may earn up to $4.5 million of contingent consideration in cash based on the achievement of certain annualized new booking and renewal rate targets to be measured over a two-year period through October 2013.

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

The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date:

Allocations
(As Restated)
Current assets	$8,699
Fixed assets	100,088
Other assets	15,030
Capital leases	(27,858)
Intangible assets	7,080,000
Goodwill	5,762,292

Net assets acquired	$12,938,251

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

	Years Ended December 31,
	2011	2010
	(As Restated)
	(Unaudited)	(Unaudited)
Revenues	$31,963,421	$28,168,693
Net income (loss)	2,210,899	(408,456)
Net income (loss) per share:
Net income (loss) per share — basic	$0.19	$(0.04)
Net income (loss) per share — diluted	$0.19	$(0.04)
Weighted average shares outstanding — basic	11,416,998	10,130,241
Weighted average shares outstanding — diluted	11,478,718	10,130,241

The pro forma financial information is not necessarily indicative of the results to be expected in the future as a result of the acquisitions of the Co-eXprise, NES and GSE.

NOTE 5 — TRADE ACCOUNTS RECEIVABLE, NET

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

	December 31,
	2011	2010
	(As Restated)
Unbilled accounts receivable	$3,145,753	$2,852,930
Billed accounts receivable	529,203	395,004

	3,674,956	3,247,934
Allowance for doubtful accounts	(71,322)	(123,606)

Trade accounts receivable, net	$3,603,634	$3,124,328

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31,
	2011	2010
Leasehold improvements	$104,739	$65,451
Equipment	584,416	498,907
Motor vehicles	124,847	—
Furniture and fixtures	460,750	435,579

	1,274,752	999,937
Less accumulated depreciation	(848,349)	(712,746)

Property and equipment, net	$426,403	$287,191

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

NOTE 7 — COMMON AND PREFERRED STOCK

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

NOTE 8 — EMPLOYEE BENEFIT PLANS

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

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	626,456	$5.08
Granted	242,700	$3.47
Canceled	(156,248)	$9.85
Exercised	(53,020)	$0.55

Outstanding at December 31, 2009	659,888	$3.73
Granted	190,600	$2.83
Canceled	(21,052)	$7.81
Exercised	(124,530)	$0.35

Outstanding at December 31, 2010	704,906	$3.96
Granted	135,000	$3.15
Canceled	(55,687)	$3.41
Exercised	(76,938)	$1.16

Outstanding at December 31, 2011	707,281	$4.15

A summary of common stock options outstanding and common stock options exercisable as of December 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Aggregate	Number	Remaining	Aggregate
Range of		Contractual	Intrinsic	of Shares	Contractual	Intrinsic
Exercise Prices	Options	Life	Value	Exercisable	Life	Value
$2.00 — $2.40	62,380	3.52 Years	$60,828	49,230	3.41 Years	$47,415
$2.41 — $3.15	319,600	6.21 Years	32,906	58,539	5.60 Years	8,296
$3.16 — $4.91	213,600	4.29 Years	—	124,563	3.83 Years	—
$4.92 — $13.40	111,701	2.14 Years	—	107,014	2.04 Years	—

	707,281	4.75 Years	$93,734	339,346	3.51 Years	$55,711

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

NOTE 9 — LOSS PER SHARE

As of December 31, 2011, 2010 and 2009, the Company only had one issued and outstanding class of stock – common stock. As a result, the basic earnings or loss per share for the years ended December 31, 2011, 2010 and 2009 is computed by dividing net loss by the weighted average number of common shares outstanding for the period.

The following table provides a reconciliation of the denominators of the Company’s reported basic and diluted earnings per share computation for the years ended December 31, 2011, 2010 and 2009, respectively:

	Years Ended December 31,
	2011	2010	2009
	(As Restated)
Weighted number of common shares — basic	10,521,910	9,067,834	8,512,060
Common stock equivalents	—	—	—

Weighted number of common and common equivalent shares — diluted	10,521,910	9,067,834	8,512,060

The computed loss per share does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on loss per share. As the Company was in a net loss position for the years ended December 31, 2011, 2010 and 2009, all common stock equivalents in those years were anti-dilutive.

The following represents issuable weighted average share information for the respective periods:

	Years Ended December 31,
	2011	2010	2009
Common stock options	30,068	112,699	224,490
Common stock warrants	31,357	1,878	10,373
Unvested restricted stock	295	357	922

Total common stock equivalents	61,720	114,934	235,785

In addition, common stock options and unvested restricted stock of 634,901 and 1,332, respectively, were excluded from the calculation of net loss per share, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during the year ended December 31, 2011. Common stock options, common stock warrants and unvested restricted stock of 560,451, 64,500 and 13,079, respectively, were excluded from the calculation of net loss per share, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during the year ended December 31, 2010. Common stock options and unvested restricted stock of 389,778 and 32,676, respectively, were excluded from the calculation of net loss per share, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during year ended December 31, 2009.

The Company did not declare or pay any dividends in 2011, 2010 and 2009.

NOTE 10 — SHARE-BASED COMPENSATION

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

As of December 31, 2011, there was approximately $839,000 of unrecognized compensation expense related to share-based awards, including approximately $809,000 related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.54 years, approximately $11,000 related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 0.48 years and approximately $19,000 related to non-vested stock warrants that is expected to be recognized over a weighted average period of 0.17 years. See Note 8 to the consolidated financial statements for a summary of the share-based activity under the Company’s stock-based employee compensation plans for the years ended December 31, 2011, 2010 and 2009.

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

NOTE 11 — RELATED PARTIES

A member of the Board has been performing consulting services for the Company in relation to certain strategic initiatives. During 2011 and 2010, the Company incurred approximately $8,600 and $32,000, respectively, of consulting fees for advisory services performed by this Board member. Approximately $1,000 was outstanding to the member of the Board for advisory services at December 31, 2011.

NOTE 12 — INCOME TAXES

Provisions for the Company’s income taxes for the three years ended December 31 were as follows:

	2011	2010	2009
Current:
Federal	$35,868	$—	$—
State	14,623	—	—

	50,491	—	—

Deferred:
Federal	73,937	—	—
State	13,796	—	—

	87,733	—	—

	$138,224	$—	$—

The components of the Company’s net deferred tax asset (liability) are as follows:

	December 31,
	2011	2010
Depreciation and amortization	$820,606	$897,334
Goodwill and indefinitely lived assets	(132,249)	(305,792)
Acquisition costs	265,048	—
Accruals and reserves	267,756	—
Alternative minimum tax credits	44,516	58,816
Net operating loss carryforwards	5,955,745	7,142,950

	7,221,422	7,793,308
Valuation allowance	(7,309,155)	(7,793,308)

Deferred tax liability	$(87,733)	$—

Given the Company’s history of net operating losses, a full valuation of $7.3 million has been established on the Company’s net deferred tax assets. The Company has generated additional deferred tax liabilities related to its tax amortization of certain acquired indefinite lived intangible assets because these assets are not amortized for book purposes. The tax amortization in current and future years gives rise to a deferred tax liability which will only reverse at the time of ultimate sale or book impairment. Due to the uncertain timing of this reversal, the temporary differences associated with indefinite lived intangibles cannot be considered a source of future taxable income for purposes of determining a valuation allowance. As such, the deferred tax liability cannot be used to support an equal amount of the deferred tax asset related to the net operating loss carryforward.

A reconciliation of the Company’s federal statutory tax rate to its effective rate is as follows:

	Years Ended December 31,
	2011	2010	2009
Income tax at federal statutory rate	34.0%	(34.0)%	(34.0)%
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	4.0%	(6.3)%	(6.3)%
Permanent differences	222.2%	196.8%	6.0%
Tax impact of indefinite lived intangible assets not amortized for book purposes	95.6%	—%	—%
Change in valuation allowance	(260.1)%	(156.5)%	34.3%
Alternative minimum tax requirement	55.0%	—%	—%

	150.7%	0.0%	0.0%

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

NOTE 13 — FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Level 1 — Pricing inputs are quoted prices available in active markets for identical investments as of the reporting date. As required by ASC 820-10, the Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

Level 2 — Pricing inputs are quoted prices for similar investments, or inputs that are observable, either directly or indirectly, for substantially the full term through corroboration with observable market data. Level 2 includes investments valued at quoted prices adjusted for legal or contractual restrictions specific to these investments.

Level 3 — Pricing inputs are unobservable for the investment, that is, inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability. Level 3 includes investments that are supported by little or no market activity.

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

NOTE 14 —   COMMITMENTS AND CONTINGENCIES

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

NOTE 15 — CREDIT ARRANGEMENT

On March 8, 2011, the Company entered into a Second Loan Modification Agreement (the “Second Modification Agreement”) with SVB. The Second Modification Agreement amended and extended the Loan and Security Agreement with SVB dated September 8, 2008, as amended on September 30, 2009 (the “Loan Agreement”), through March 6, 2012. Under the Second Modification Agreement, SVB has committed to make advances to the Company in an aggregate amount of up to $3,000,000, subject to availability against certain eligible accounts receivable and eligible retail backlog. The credit facility bears interest at a floating rate per annum based on the prime rate plus 1.25% on advances made against eligible accounts receivable and prime rate plus 2.00% on advances made against eligible retail backlog, with the prime rate being subject to a 4.00% floor. These interest rates are subject to change based on the Company’s maintenance of an adjusted quick ratio of one-to-one. At December 31, 2011, there were no borrowings outstanding under this facility. However, the Company was not in compliance with one of its financial covenants under the facility at December 31, 2011 primarily due to acquisition costs of approximately $0.5 million incurred during the fourth quarter. Subsequent to year end, SVB waived this default as part of the Third Modification Agreement described below and the Company returned to compliance with its financial covenants by January 31, 2012.

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

NOTE 16 — SEGMENT REPORTING

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

Year Ended December 31, 2011
(As Restated)
Consolidated revenue:
Energy brokerage	$20,473,417
Energy efficiency services	51,150

Consolidated total revenue	$20,524,567

Consolidated operating income (loss):
Energy brokerage	$444,377
Energy efficiency services	(351,104)

Consolidated operating income	$93,273

December 31, 2011
(As Restated)
Consolidated total assets:
Energy brokerage	$33,365,488
Energy efficiency services	495,490

Consolidated total assets	$33,860,978

NOTE 17 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended December 31, 2011. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments necessary for a fair statement of the financial information for the periods presented.

	For The Quarters Ended
	March 31,	June 30,	September 30,	December 31,
				(As Restated)
2011
Revenue	$4,918,388	$4,636,682	$5,625,070	$5,344,427
Gross profit	3,917,856	3,700,701	4,654,224	4,241,791
Operating income (loss)	243,896	184,541	848,211	(1,183,375)
Net income (loss)	250,089	191,311	855,144	(1,343,021)
Net income (loss) per common share — basic	$0.03	$0.02	$0.08	$(0.12)
Net income (loss) per common share — diluted	$0.03	$0.02	$0.08	$(0.12)
Weighted average shares outstanding — basic	9,199,205	10,584,465	10,762,417	11,513,481
Weighted average shares outstanding — diluted	9,224,744	10,650,397	10,809,144	11,513,481
2010
Revenue	$4,408,106	$4,010,980	$4,650,992	$4,914,584
Gross profit	3,458,541	3,097,660	3,737,540	3,975,052
Operating income (loss)	(127,184)	(498,399)	144,672	373,142
Net income (loss)	(128,444)	(499,649)	147,227	381,779
Net income (loss) per common share — basic	$(0.01)	$(0.06)	$0.02	$0.04
Net income (loss) per common share — diluted	$(0.01)	$(0.06)	$0.02	$0.04
Weighted average shares outstanding — basic	9,016,711	9,061,695	9,083,807	9,107,943
Weighted average shares outstanding — diluted	9,016,711	9,061,695	9,189,776	9,198,720

EXHIBIT INDEX

Exhibit	Description

2.1	Asset Purchase Agreement by and among World Energy Solutions, Inc., EnergyGateway, LLC and the Members of EnergyGateway, LLC dated May 23, 2007 (incorporated by reference to Exhibit 99.1 to our report on Form 8-K filed May 24, 2007).

3.1	Form of Amended and Restated Certificate of Incorporation of World Energy (incorporated by reference to Exhibit 3.4 to our Registration Statement of Form S-1 (File No. 333-136528)).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of World Energy Solutions, Inc. (incorporated by reference to Exhibit 3.1 to our report on Form 8-K filed March 30, 2009).

3.3	Form of Amended and Restated By-laws of World Energy (incorporated by reference to Exhibit 3.5 to our Registration Statement of Form S-1(File No. 333-136528)).

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of World Energy (incorporated by reference to Exhibit 3.1 to our report on Form 8-K filed May 24, 2010).

4.1	Specimen Certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to our Registration Statement of Form S-1 (File No. 333-136528)).

4.2	Promissory Note dated October 13, 2011 by the Company for the benefit of Northeast Energy Solutions, LLC (incorporated by reference to Exhibit 4.1 to our report on Form 8-K filed October 17, 2011).

10.1+	2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement of Form S-1 (File No. 333-136528)).

10.2+	2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to our Registration Statement of Form S-1 (File No. 333-136528)).

10.3	Note and Warrant Purchase Agreement, dated November 7, 2005, between World Energy and Massachusetts Capital Resource Company (incorporated by reference to Exhibit 10.3 to our Registration Statement of Form S-1 (File No. 333-136528)).

10.4	Subordinated Note due 2013, dated November 7, 2005 (incorporated by reference to Exhibit 10.4 to our Registration Statement of Form S-1 (File No. 333-136528)).

10.5	Voting common stock Purchase Warrant, dated November 7, 2005 (incorporated by reference to Exhibit 10.5 to our Registration Statement of Form S-1 (File No. 333-136528)).

10.6	Form of common stock Purchase Warrants (incorporated by reference to Exhibit 10.6 to our Registration Statement of Form S-1 (File No. 333-136528)).

10.7	Solicitation/Contract/Order for Commercial Items, dated September 28, 2005, between U.S. General Services Administration and World Energy (incorporated by reference to Exhibit 10.7 to our Registration Statement of Form S-1 (File No. 333-136528)).

10.8	Agreement to Provide Software and Support for a Reverse Energy Auction Procurement to the Maryland Department of General Services, dated March 16, 2006, by and between World Energy and the State of Maryland (incorporated by reference to Exhibit 10.8 to our Registration Statement of Form S-1 (File No. 333-136528)).

10.9++	Contract, dated January 9, 2006, by and between Montgomery County, Maryland and World Energy (incorporated by reference to Exhibit 10.9 to our Registration Statement of Form S-1 (File No. 333-136528)).

10.10	Emergency Purchase/Interim Agreement, dated March 28, 2006, by and between the Commonwealth of Pennsylvania, Department of General Services and World Energy (incorporated by reference to Exhibit 10.10 to our Registration Statement of Form S-1 (File No. 333-136528)).

10.11	Professional Services Agreement, dated June 1, 2005, between World Energy and Science Applications International Corporation (incorporated by reference to Exhibit 10.11 to our Registration Statement of Form S-1 (File No. 333-136528)).

10.12	Escrow Agreement (incorporated by reference to Exhibit 10.12 to our Registration Statement of Form S-1 (File No. 333-136528)).

10.13+	Offer letter agreement, dated October 1, 2003, between World Energy and Philip V. Adams (incorporated by reference to Exhibit 10.13 to our Registration Statement of Form S-1(File No. 333-136528)).

10.14+	Offer letter agreement, dated April 5, 2006, between World Energy and James Parslow (incorporated by reference to Exhibit 10.14 to our Registration Statement of Form S-1 (File No. 333-136528)).

10.15	Lease, dated September 8, 2004, between Sovereign Bank and World Energy (incorporated by reference to Exhibit 10.15 to our Registration Statement of Form S-1(File No. 333-136528)).

10.16	Loan and Security Agreement with Silicon Valley Bank dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed September 8, 2008).

10.17	First Loan Modification, dated September 30, 2009 to Loan and Security Agreement with Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed October 6, 2009).

10.18	Second Loan Modification Agreement, dated February 28, 2011, to Loan and Security Agreement with Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed March 22, 2011).

10.19	Third Loan Modification and Waiver Agreement, dated March 2, 2012, to Loan and Security Agreement with Silicon Valley Bank (incorporated by reference to Exhibit 10.19 to our report on Form 10-K filed March 8, 2012).

10.20	Acknowledgement and Reaffirmation of Subordination Agreement, dated March 2, 2012, by and between the Company, Northeast Energy Solutions, LLC and Silicon Valley Bank (incorporated by reference to Exhibit 10.20 to our report on Form 10-K filed March 8, 2012).

10.21	Form of Securities Purchase Agreement executed with respect to $1.4 million in common stock purchases made by certain investors (incorporated by reference to Exhibit 10.21 to our report on Form 10-K filed on March 4, 2010).

10. 22	Contract Purchase Agreement dated September 13, 2011 by and between the Company and Co-eXprise, Inc. (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed September 14, 2011).

10. 23	Asset Purchase Agreement dated October 13, 2011 by and between the Company, Northeast Energy Solutions, LLC, Robert Boissonneault, Michael Santangelo, and Richard Galipeau (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed October 17, 2011).

10. 24	Amendment No. 1 to Asset Purchase Agreement and Promissory Note, effective October 20, 2011, by and between the Company and Northeast Energy Solutions, LLC (incorporated by reference to Exhibit 10.1 to our report on Form 10-Q filed November 3, 2011).

10. 25	Asset Purchase Agreement dated October 31, 2011 by and among the Company, GSE Consulting, LP, Glenwood Energy Partners, Ltd. and Gulf States Energy, Inc. (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed November 1, 2011)

10. 26+	Third Amendment of Consulting Agreement dated October 9, 2007 (incorporated by reference to Exhibit 99.1 to our report on Form 8-K filed October 12, 2007).

10. 27+	Second Amendment of Consulting Agreement dated July 5, 2007 (incorporated by reference to Exhibit 99.1 to our report on Form 8-K filed July 5, 2007).

10. 28+	Amended Consulting Agreement dated April 5, 2007 (incorporated by reference to Exhibit 99.1 to our report on Form 8-K filed April 9, 2007).

10. 29+	Consulting Agreement dated January 10, 2007 (incorporated by reference to Exhibit 99.1 to our report on Form 8-K filed January 11, 2007).

21 .1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to our report on Form 10-K filed March 8, 2012).

23 .1*	Consent of Marcum LLP, Independent Registered Public Accounting Firm.

23 .2*	Consent of UHY LLP, Independent Registered Public Accounting Firm.

31 .1*	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

31 .2*	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

32 .1*	Certification of the Chief Executive Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.

32 .2*	Certification of the Chief Financial Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.

*       Filed herewith

+       Indicates a management contract or any compensatory plan, contract or arrangement

++    Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and     Exchange Commission

101.INS*#	XBRL Instance Document

101.SCH*#	XBRL Schema Document

101.CAL*#	XBRL Calculation Linkbase Document

101.DEF*#	XBRL Definition Linkbase Document

101.LAB*#	XBRL Label Linkbase Document

101.PRE*#	XBRL Presentation Linkbase Document

#	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.