Form 10-Q/A
period 2012-03-31
World Energy Solutions, Inc.
filed 2013-04-16
CIK 1371781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q (“Amendment No. 1”), which amends and restates our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (the “Quarterly Report”), originally filed on May 3, 2012 with the Securities and Exchange Commission.

This Amendment No. 1 restates the following items:

•	Part I, Item 1. Condensed Consolidated Financial Statements (Unaudited);

•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

•	Part I, Item 4. Controls and Procedures

This Amendment No. 1 is being filed to restate our unaudited condensed consolidated financial statements as of March 31, 2012 to correct the recording of commission payments from our mid-market product-line. Under our accounting policies in effect at the time of the filing of the original Quarterly Report, we recognized revenue from up-front commissions as cash was received from the energy supplier, beginning with the quarter ended December 31, 2011. However, in connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2012, we determined that we were required to record these revenues upon contract completion, or earlier to the extent that actual energy usage data is received from the energy supplier or can be reliably estimated. As we did not receive actual energy usage from the energy supplier as the upfront payments were made and we have not been able to retrospectively obtain actual energy usage to make a reliable estimate of these amounts, we have deferred revenue recognition until evidence is obtained that actual energy has occurred or until the end of contract term. We expect to recognize these amounts of revenue and net income in subsequent periods.

Generally, for the three months ended March 31, 2012, this change in accounting treatment and financial statement restatements has resulted in:

•	No impact to our cash, cash equivalents, short-term investments or overall cash flow;

•

A decrease in our revenue of $1.1 million (14.3%), a net loss of $0.8 million from net income of $0.3 million and a net loss per share of $(0.07) compared to net income per share of $0.03 for the three months ended; and

•

A decrease in current assets of $0.5 million (5.8%), an increase in total assets of $0.2 million (0.7%), an increase in current liabilities of $0.3 million (3.7%), an increase in total liabilities of $1.9 million (15.5%) and a decrease in shareholders’ equity of $1.7 million (7.8%).

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1.

Impact of Restatement

A summary of the effects of this restatement to our unaudited condensed consolidated financial statements included within this Amendment No. 1 is presented under Note 2, “Restatement of Financial Statements,” to our unaudited condensed consolidated financial statements.

Special Note Regarding Amendment No. 1

While the original Quarterly Report is being amended and restated as a whole, except for the Items noted above, no other information included in the original Quarterly Report is being amended or updated by this Amendment No. 1. This Amendment No. 1 continues to describe the conditions as of the date of the original Quarterly Report and, except as contained therein, we have not updated or modified the disclosures contained in the original Quarterly Report. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Quarterly Report, including any amendment to those filings. Throughout this Amendment No. 1, all amounts presented from prior periods and prior period comparisons that have been revised are labeled “As Restated” and reflect the balances and amounts on a restated basis.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

WORLD ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As Restated
	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$2,403,744	$1,837,801
Trade accounts receivable, net	4,592,890	3,603,634
Inventory	431,431	288,174
Prepaid expenses and other current assets	548,932	392,287

Total current assets	7,976,997	6,121,896
Property and equipment, net	404,468	426,403
Intangibles, net	13,419,725	14,178,972
Goodwill	12,307,255	12,307,255
Investments	—	716,936
Other assets, net	338,298	109,516

Total assets	$34,446,743	$33,860,978

Liabilities and Stockholders’ Equity

Accounts payable	$1,505,219	$821,089
Accrued commissions	1,047,602	970,185
Accrued compensation	1,220,017	2,109,874
Accrued contingent consideration	1,578,298	2,250,000
Accrued expenses	351,318	564,726
Deferred revenue and customer advances	570,153	392,763
Notes payable	3,000,000	3,000,000
Current portion of long-term debt	256,410	—
Capital lease obligations	13,797	9,949

Total current liabilities	9,542,814	10,118,586
Capital lease obligations, net of current portion	8,706	18,984
Deferred revenue and customer advances, net of current portion	1,595,495	526,592
Long-term debt, net of current portion	2,243,590	—
Accrued contingent consideration, net of current portion	936,615	2,489,982
Deferred income taxes	87,733	87,733

Total liabilities	14,414,953	13,241,877

Commitments and contingencies

Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—

Common stock, $0.0001 par value; 30,000,000 shares authorized; 11,937,851 shares issued and 11,889,255 shares outstanding at March 31, 2012 and 11,901,319 shares issued and 11,853,025 shares outstanding at December 31, 2011	1,189	1,185
Additional paid-in capital	43,164,262	42,967,034
Accumulated deficit	(22,910,579)	(22,127,515)
Treasury stock, at cost; 48,596 shares at March 31, 2012 and 48,294 shares at December 31, 2011	(223,082)	(221,603)

Total stockholders’ equity	20,031,790	20,619,101

Total liabilities and stockholders’ equity	$34,446,743	$33,860,978

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(As Restated)

Revenue:
Brokerage commissions, transaction fees and efficiency projects	$6,540,784	$4,670,824
Management fees	252,623	247,564

Total revenue	6,793,407	4,918,388

Cost of revenue	1,823,413	1,000,532

Gross profit	4,969,994	3,917,856

Operating expenses:
Sales and marketing	3,814,183	2,456,221
General and administrative	1,875,037	1,217,739

Total operating expenses	5,689,220	3,673,960

Operating income (loss)	(719,226)	243,896

Interest income (expense), net	(89,444)	13,443
Other income	53,106	—

Income (loss) before income taxes	(755,564)	257,339

Income tax expense	27,500	7,250

Net income (loss)	$(783,064)	$250,089

Net income (loss) per share:

Net income (loss) per common share – basic and diluted	$(0.07)	$0.03

Weighted average shares outstanding – basic	11,869,648	9,199,205

Weighted average shares outstanding – diluted	11,869,648	9,224,744

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(As Restated)
Cash flows from operating activities:
Net income (loss)	$(783,064)	$250,089
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	825,734	314,953
Share-based compensation	119,541	141,192
Gain on sale of investment	(53,106)	—
Interest on note receivable	—	(14,371)
Interest on contingent consideration	24,931	—

Changes in operating assets and liabilities:
Trade accounts receivable	(989,256)	(234,207)
Inventory	(143,257)	—
Prepaid expenses and other assets	(398,364)	(76,813)
Accounts payable	684,130	185,319
Accrued commissions	77,417	172,193
Accrued compensation	(889,857)	(1,236,270)
Accrued expenses	(213,408)	(43,995)
Deferred revenue and customer advances	1,246,293	(89,866)

Net cash used in operating activities	(492,266)	(631,776)

Cash flows from investing activities:
Increase in deposits	—	(16,305)
Proceeds from sale of investment	770,042	(216,667)
Purchases of property and equipment, net of disposals	(31,615)	(4,920)

Net cash provided by (used in) investing activities	738,427	(237,892)

Cash flows from financing activities:
Proceeds from exercise of stock options	77,691	47,923
Purchase of treasury stock	(1,479)	(3,936)
Proceeds from issuance of long-term debt	2,500,000	—
Payments of contingent consideration	(2,250,000)	—
Principal payments on capital lease obligations	(6,430)	(4,212)

Net cash provided by financing activities	319,782	39,775

Net increase (decrease) in cash and cash equivalents	565,943	(829,893)

Cash and cash equivalents, beginning of period	1,837,801	3,559,288

Cash and cash equivalents, end of period	$2,403,744	$2,729,395

Supplemental disclosure of cash flow information:

Net cash paid for interest	$(33,678)	$(928)

Net cash paid for income taxes	$(62,060)	$(11,000)

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2012

1.	Nature of Business and Basis of Presentation

World Energy Solutions, Inc. (“World Energy” or the “Company”) offers a range of energy management solutions to commercial and industrial businesses, institutions, utilities, and governments to reduce their overall energy costs. The Company comes to market with a holistic approach to energy management helping customers a) contract for the lowest price for energy, b) engage in energy efficiency projects to minimize quantity used and c) maximize available rebate and incentive programs. The Company made its mark on the industry with an innovative approach to procurement via its state-of-the-art online auction platforms, the World Energy Exchange®, the World Green Exchange® and the World DR Exchange®. With recent investments and acquisitions, World Energy is building out its energy efficiency practice — offering technology-enabled solutions such as online audits of facilities to identify retrofit options and project management services for retrofit implementation, believing this practice will also enable more cross-selling opportunities for commodity auctions. The Company is also taking its suite of solutions to the rapidly growing small- and medium-sized customer markets.

2.	Restatement of Financial Statements

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

The Company’s Board of Directors, based on the recommendation of the Audit Committee of the Company’s Board of Directors and in consultation with management, concluded that the financial statements contained in Form 10-Q for the quarterly period ended March 31, 2012 should no longer be relied upon and must be restated to properly record revenue from commissions earned by its mid-market product line.

The Company concluded that the timing of revenue recognition for certain commission payments was recorded incorrectly. This incorrect treatment related to the Company’s revenue recognition policy for its mid-market product line, an area the Company entered with its acquisition of GSE Consulting, LP (“GSE”, see Note 17) on October 31, 2011. Under its accounting policies in effect at the time, the Company recognized revenue from up-front commissions as cash was received from the energy supplier, beginning with the quarter ended December 31, 2011. As a result of its review, the Company has determined that it was required to record these revenues upon contract completion, or earlier to the extent that actual energy usage data is received from the energy supplier or can be reliably estimated. The difference between recognizing these commissions upon cash receipt and over the energy flow period is a matter of timing.

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

The following table presents the cumulative effect of adjustments resulting from the reviews described above for the periods shown.

Three Months Ended March 31, 2012
Net income as originally reported	$349,920
Adjustments related to revenue	(1,132,984)

Net income as restated	$(783,064)

Cumulative effect to accumulated deficit	$(1,695,002)

The tables below set forth the effect of the adjustments as of March 31, 2012 and for the three month period ended March 31, 2012 as applicable:

Balance sheet items affected:
	At March 31, 2012
	As Reported	Adjustment	As Restated

Trade accounts receivable, net	$5,099,472	$(506,582)	$4,592,890

Prepaid expenses and other current assets	529,824	19,108	548,932

Total current assets	8,464,471	(487,474)	7,976,997

Goodwill	11,817,236	490,019	12,307,255

Other assets, net	99,079	239,219	338,298

Total assets	$34,204,979	$241,764	$34,446,743

Deferred revenue and customer advances	$228,882	$341,271	$570,153

Total current liabilities	9,201,543	341,271	9,542,814

Deferred revenue and customer advances, net of current portion	—	1,595,495	1,595,495

Total liabilities	12,478,187	1,936,766	14,414,953

Accumulated deficit	(21,215,577)	(1,695,002)	(22,910,579)

Total stockholders’ equity	21,726,792	(1,695,002)	20,031,790

Total liabilities and stockholders’ equity	$34,204,979	$241,764	$34,446,743

WORLD ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2012
	As Reported	Adjustment	As Restated

Revenue:
Brokerage commissions, transaction fees and efficiency projects	$7,673,768	$(1,132,984)	$6,540,784
Management fees	252,623	—	252,623

Total revenue	7,926,391	(1,132,984)	6,793,407

Cost of revenue	1,823,413	—	1,823,413

Gross profit	6,102,978	(1,132,984)	4,969,994

Operating expenses:
Sales and marketing	3,814,183	—	3,814,183
General and administrative	1,875,037	—	1,875,037

Total operating expenses	5,689,220	—	5,689,220

Operating income (loss)	413,758	(1,132,984)	(719,226)

Interest expense, net	(89,444)	—	(89,444)
Other income	53,106	—	53,106

Income before income taxes	377,420	(1,132,984)	(755,564)

Income tax expense	27,500	—	27,500

Net income (loss)	$349,920	$(1,132,984)	$(783,064)

Net income (loss) per share:

Net income (loss) per common share — basic and diluted	$0.03	$(0.10)	$(0.07)

Weighted average shares outstanding — basic	11,869,648		11,869,648

Weighted average shares outstanding — diluted	11,983,573		11,869,648

3.	Interim Financial Statements

The December 31, 2011 condensed consolidated balance sheet has been derived from audited consolidated financial statements and the accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011, as amended on April 16, 2013.

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

4.	Earnings (Loss) Per Share

As of March 31, 2012 and 2011, the Company only had one issued and outstanding class of stock — common stock. As a result, the basic earnings (loss) per share for the three months ended March 31, 2012 and 2011 is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.

The following table provides a reconciliation of the denominators of the Company’s reported basic and diluted earnings per share computation for the three months ended March 31, 2012 and 2011, respectively:

	For the Three Months Ended
	March 31,
	2012	2011
	(As Restated)
Weighted number of common shares — basic	11,869,648	9,199,205
Common stock equivalents	—	25,539

Weighted number of common and common equivalent shares — diluted	11,869,648	9,224,744

The computed loss per share does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on loss per share. As the Company was in a net loss position for the three month ended March 31, 2012, all common stock equivalents in that period were anti-dilutive.

The following represents issuable weighted average share information for the respective periods:

	For the Three Months Ended
	March 31,
	2012	2011
Common stock options	33,343	24,372
Common stock warrants	80,097	883
Unvested restricted stock	485	284

Total common stock equivalents	113,925	25,539

In addition, common stock options and unvested restricted stock of 415,476 and 307, respectively, were excluded from the calculation of net earnings (loss) per share, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during the three months ended March 31, 2012. Common stock options, common stock warrants and unvested restricted stock of 547,401, 304,500 and 8,187, respectively, were excluded from the calculation of net income (loss) per share, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during the three months ended March 31, 2011.

5.	Concentration of Credit Risk and Off-Balance Sheet Risk

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

The following represents revenue and trade accounts receivable from bidders exceeding 10% of the total in each category:

	Revenue for the three months ended March 31,		Trade Accounts Receivable as of March 31,
Bidder	2012	2011	2012	2011
	(As Restated)		(As Restated)
A	3%	5%	9%	12%
B	15%	13%	10%	11%
C	11%	11%	18%	16%

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

6.	Trade Accounts Receivable, Net

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

	March 31, 2012	December 31, 2011
	(As Restated)	(As Restated)

Unbilled accounts receivable	$3,656,293	$3,145,753
Billed accounts receivable	1,007,919	529,203

	4,664,212	3,674,956
Allowance for doubtful accounts	(71,322)	(71,322)

Trade accounts receivable, net	$4,592,890	$3,603,634

7.	Inventory

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

	March 31, 2012	December 31, 2011

Prepaid expendables	$56,664	$63,521
Project materials	374,767	224,653

Total inventory	$431,431	$288,174

8.	Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31, 2012	December 31, 2011

Leasehold improvements	$111,908	$104,739
Equipment	610,571	584,416
Motor vehicles	121,616	124,847
Furniture and fixtures	460,750	460,750

	1,304,845	1,274,752
Less: accumulated depreciation	(900,377)	(848,349)

Property and equipment, net	$404,468	$426,403

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

9.	Warranty

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

10.	Stockholders’ Equity

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

Common Stock Warrants

The following table summarizes the Company’s warrant activity:

	Shares	Weighted Average Exercise Price
Warrants outstanding, December 31, 2011	364,500	$3.00
Granted	—	$—
Exercised	—	$—
Canceled/expired	(300,000)	$3.00

Warrants outstanding, March 31, 2012	64,500	$3.03

The weighted average remaining contractual life of warrants outstanding is 2.97 years as of March 31, 2012.

11.	Share-Based Compensation

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

Three months ended March 31,	Expected Dividend Yield	Risk-Free Interest Rate	Expected Life	Expected Volatility

2012	—	0.79%	4.75 years	98%

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

12.	Employee Benefit Plans

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

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	707,281	$4.15
Granted	3,500	$4.26
Canceled	(13,000)	$12.61
Exercised	(31,125)	$2.50

Outstanding at March 31, 2012	666,656	$4.06

A summary of common stock options outstanding and common stock options exercisable as of March 31, 2012 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$2.00 – $ 2.40	43,255	3.44 Years	$119,482	33,394	3.36 Years	$91,969
$2.41 – $ 3.15	308,600	6.01 Years	563,230	59,942	5.54 Years	115,599
$3.16 – $ 4.91	215,100	4.08 Years	319,576	133,746	3.65 Years	194,907
$4.92 – $13.40	99,701	1.87 Years	—	95,795	1.77 Years	—

	666,656	4.60 Years	$1,002,288	322,877	3.42 Years	$402,475

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

13.	Segment Reporting

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

Segment operating income (loss) represents income (loss) from operations including share-based compensation, amortization of intangible assets and depreciation. The following tables present certain continuing operating division information in accordance with the provisions of Accounting Standards Codification (“ASC”) 280, “Segment Reporting”.

Three Months Ended March 31, 2012
(As Restated)
Consolidated revenue:
Energy procurement	$6,006,263
Energy efficiency services	787,144

Consolidated total revenue	$6,793,407

Consolidated operating loss:
Energy procurement	$(538,819)
Energy efficiency services	(180,407)

Consolidated operating loss	$(719,226)

March 31, 2012
(As Restated)
Consolidated total assets:
Energy procurement	$29,032,322
Energy efficiency services	5,414,421

Consolidated total assets	$34,446,743

14.	Fair Value Measurement and Fair Value of Financial Instruments

The Company follows ASC 820, “Fair Value Measurements and Disclosure” (“ASC 820”) for fair value measurements. ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value, which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

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

Assets and liabilities of the Company measured at fair values on a recurring basis as of March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets
Cash	$2,403,744	$2,403,744	$—	$—

Total Assets	$2,403,744	$2,403,744	$—	$—

Liabilities
Contingent consideration	$2,514,913	$—	$—	$2,514,913

Total Liabilities	$2,514,913	$—	$—	$2,514,913

	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets
Cash	$1,837,801	$1,837,801	$—	$—
Investments	716,936	—	—	716,936

Total Assets	$2,554,737	$1,837,801	$—	$716,936

Liabilities
Contingent consideration	$4,739,982	$—	$—	$4,739,982

Total Liabilities	$4,739,982	$—	$—	$4,739,982

15.	Investment / Convertible Note Receivable

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

16.	Long-term Debt and Notes Payable

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

17.	Acquisitions

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

In addition, the sellers of NES could earn up to $500,000 in contingent consideration if certain performance criteria were met post-acquisition. This potential contingent consideration consisted of two equal amounts of $250,000 and were due on January 15, 2012 (the “2011 NES Contingent Consideration”) and March 31, 2013 (the “2012 NES Contingent Consideration”), respectively. The Company determined that the 2011 NES Contingent Consideration was met and in January 2012 paid the sellers of NES $250,000. At March 31, 2012, the recognized amount of the 2012 NES Contingent Consideration was unchanged at $0.1 million and has been reflected within current liabilities in the Company’s condensed consolidated balance sheets.

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

Three Months Ended March 31, 2011

Revenues	$8,176,183
Net income	$789,745

Net income per share:
Basic	$0.08
Dilutive	$0.08

Weighted average shares outstanding — basic	10,282,414
Weighted average shares outstanding — diluted	10,307,953

The pro forma financial information is not necessarily indicative of the results to be expected in the future as a result of the acquisitions of the Co-eXprise, NES and GSE.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A including this Item 2, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. Readers can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. Our actual results and the timing of certain events may differ significantly from the results and timing discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed or referred to in this Amendment No. 1 and in the “Risk Factors” section of our Annual Report on Form 10-K as amended, and any later filings with the Securities and Exchange Commission. The following discussion and analysis of the Company’s financial condition and results of operations should be read in light of those factors and in conjunction with the Company’s accompanying consolidated financial statements and notes thereto.

Overview

World Energy offers a range of energy management solutions to commercial and industrial businesses, institutions, utilities, and governments to reduce their overall energy costs. We come to market with a holistic approach to energy management helping customers a) contract for the lowest price for energy, b) engage in energy efficiency projects to minimize quantity used and c) maximize available rebate and incentive programs. We have primarily focused on our retail and wholesale energy procurement clients via our state-of-the-art online auction platforms, the World Energy Exchange®, the World Green Exchange® and the World DR Exchange®. With recent investments and acquisitions, we are building out our energy efficiency practice — offering technology-enabled solutions such as online audits of facilities to identify retrofit options and project management services for retrofit implementation, believing this practice will also enable more cross-selling opportunities for commodity auctions. We are also taking our suite of solutions to the rapidly growing small- and medium-sized customer marketplaces.

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

Results of Operations

The following table sets forth certain items as a percent of revenue for the periods presented:

	For the Three Months Ended March 31,
	2012	2011
	(As Restated)
Revenue	100%	100%
Cost of revenue	27	20

Gross profit	73	80
Operating expenses:
Sales and marketing	56	50
General and administrative	28	25

Operating income (loss)	(11)	5
Interest income (expense), net	(1)	—
Other income	1	—
Income tax expense	(1)	—

Net income	(12)%	5%

Comparison of the Three Months Ended March 31, 2012 and 2011

Revenue

	For the Three Months Ended March 31,
	2012	2011	Increase
	(As Restated)
Energy procurement	$6,006,263	$4,918,388	$1,087,875	22%
Energy efficiency services	787,144	—	787,144	—

Total revenue	$6,793,407	$4,918,388	$1,875,019	38%

Revenue increased 38% for the three months ended March 31, 2012 as compared to the same period in 2011 primarily due to a full quarter of revenue from our acquisitions completed in the fourth quarter of 2011 and increased auction activity in our retail product line. Our Energy procurement segment increased 22% due to the additions of the energy procurement contracts of Co-eXprise and GSE and, to a lesser extent, increased gas transactions and new customers. Our Energy efficiency service segment generated approximately $787,000 in revenue in the first quarter of 2012 primarily related to our October 2011 acquisition of NES.

Cost of revenue

	For the Three Months Ended March 31,
	2012		2011
	$	% of Revenue	$	% of Revenue	Increase
		(As Restated)
Energy procurement	$1,246,353	21%	$1,000,532	20%	$245,821	25%
Energy efficiency services	577,060	73%	—	—	577,060	—

Total cost of revenue	$1,823,413	27%	$1,000,532	20%	$822,881	82%

Cost of revenue increased 82% for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 primarily due to increases in equipment, material and labor costs associated with projects completed by our Energy efficiency service segment. Cost of revenue for our Energy procurement segment increased 25% due to increases in payroll resulting from a net increase in employees primarily due to our recent acquisitions. Cost of revenue associated with our Energy procurement segment as a percent of revenue increased 1% for the three months ended March 31, 2012 versus the same period in the prior year as the 25% increase in costs was substantially offset by the 22% increase in revenue. The costs of revenue associated with our Energy efficiency services segment was primarily associated with equipment, material and labor costs associated with completed projects during the quarter. Cost of revenue as a percent of our Energy efficiency services revenue was 73% as we continued to invest in our project management team during the quarter.

Operating expenses

	For the Three Months Ended March 31,
	2012		2011
	$	% of Revenue	$	% of Revenue	Increase
		(As Restated)
Sales and marketing	$3,814,183	56%	$2,456,221	50%	$1,357,962	55%
General and administrative	1,875,037	28	1,217,739	25	657,298	54

Total operating expenses	$5,689,220	84%	$3,673,960	75%	$2,015,260	55%

Sales and marketing expenses increased 55% for the three months ended March 31, 2012 as compared to the same period in 2011 primarily due to increases in payroll, internal commissions and amortization of intangible assets. Payroll and internal commissions increased due to an increase of twenty-one sales and marketing employees versus the same period last year primarily due to our acquisitions and hires in our Energy efficiency services segment. Amortization expense related to intangible assets increased due to our 2011 acquisitions. Sales and marketing expense as a percentage of revenue increased 6% due to the increase in costs described above, partially offset by the 38% increase in revenue.

The 54% increase in general and administrative expenses for the three months ended March 31, 2012 as compared to the same period in 2011 was primarily due to increases in amortization expense, payroll, and back office support functions. Amortization expense related to intangible assets, payroll and administrative costs increased primarily due to our 2011 acquisitions. General and administrative expenses as a percent of revenue increased 3% due to the increase in costs described above, partially offset by the 38% increase in revenue.

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

Net income (loss)

We reported a net loss of approximately $0.8 million for the three months ended March 31, 2012 and net income of approximately $0.3 million for the three months ended March 31, 2011, as cost increases and lower margins associated with our Energy efficiency service segment in the first quarter 2012 were partially offset by increases in revenue.

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

While we believe we have the resources to meet our long-term obligations under these arrangements based on cash on-hand and the operating cash flows both from our base and our recently acquired businesses, we entered into an amended $5.0 million credit facility with SVB in the first quarter of 2012 to meet our short-term requirements. Under the amended facility, we borrowed $2.5 million under a 4-year term note (9-months interest only; 39 equal installments of principal and interest) and have $2.5 million available under a line-of-credit. At March 31, 2012 we had no borrowings against the line-of-credit. All of our acquisitions have historically generated operating cash flow. During the quarter we generated $0.2 million of EBITDA and ended the quarter with $2.4 million in cash and cash equivalents. We believe our cash flows will be adequate to meet our contingent consideration payments when due, if any, our obligations under the term note, and to repay the notes payable to the sellers when due.

Comparison of March 31, 2012 to December 31, 2011

	March 31, 2012	December 31, 2011	Increase/(Decrease)
	(As Restated)	(As Restated)	(As Restated)
Cash and cash equivalents	$2,403,744	$1,837,801	$565,943	31%
Trade accounts receivable	4,592,890	3,603,634	989,256	27
Days sales outstanding	62	61	1	2
Working capital (deficit)	(1,565,817)	(3,996,690)	2,430,873	61
Stockholders’ equity	20,031,790	20,619,101	(587,311)	(3)

Cash and cash equivalents increased 31% primarily due to proceeds from the $2.5 million from borrowings under our term note with SVB, an increase in customer advances of $1.2 million, the receipt of $0.8 million in cash from the sale of our Retroficiency investment and $0.2 million generated in EBITDA during the first quarter of 2012. These increases were partially offset by contingent consideration payments of $2.3 million, a 27% increase in trade accounts receivable and a net reduction of $0.9 million in accrued compensation. Trade accounts receivable increased 27% due to the 27% increase in revenue as compared to the fourth quarter of 2011. Days sales outstanding (representing accounts receivable outstanding at March 31, 2012 divided by the average sales per day during the current quarter, as adjusted for non-recurring items) increased 2% due to the timing of in period revenue recognized in the first quarter of 2012 as compared to the fourth quarter of 2011. Revenue from bidders representing 10% or more of our revenue increased to 26% from two bidders during the quarter ended March 31, 2012, from 24% from the same bidders during the same period in 2011.

The working capital deficit at March 31, 2012 (consisting of current assets less current liabilities) improved $2.4 million from December 31, 2011 primarily due to cash generated from the sale of our Retroficiency investment, proceeds from our term note with SVB, cash received from long-term customer advances and positive EBITDA. These increases in cash funded the increase in trade accounts receivable. Stockholders’ equity decreased 3% for the quarter ended March 31, 2012 due to net loss offset by the exercise of stock options in the quarter.

Cash used in operating activities for the quarter ended March 31, 2012 was approximately $0.5 million as compared to approximately $0.6 million in 2011. This decrease was primarily due to an increase in customer advances related to our mid-market product line substantially offset by increases in receivables and the $0.4 million decrease in EBITDA. Cash provided by investing and financing activities for the quarter ended March 31, 2012 was approximately $1.1 million primarily due to cash received from the sale of our Retroficiency investment and proceeds from our term loan with SVB, substantially offset by the payment of $2.3 million of contingent consideration related to our 2011 acquisitions. Cash used in investing and financing activities for the three months ended March 31, 2011 was $0.2 million primarily due to a $0.2 million advance to Retroficiency.

EBITDA, representing net income or loss before interest, income taxes, depreciation and amortization for the three months ended March 31, 2012 was $0.2 million as compared to $0.6 million for the same period in the prior year. This decrease was primarily due to a $1.0 million increase in operating loss partially offset by a $0.5 million increase in depreciation and amortization related to acquisitions compared to the first quarter of 2011. We have generated EBITDA for six of the last seven quarters for a cumulative total of $3.1 million, including $1.3 million over the last 12 months. Please refer to the section below discussing non-GAAP financial measures for a reconciliation of non-GAAP measures to the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

In this Amendment No. 1, we provide certain “non-GAAP financial measures”. A non-GAAP financial measure refers to a numerical financial measure that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable financial measure calculated and presented in accordance with GAAP in our financial statements. In this Amendment No. 1, we provide EBITDA and adjusted EBITDA as additional information relating to our operating results. These non-GAAP measures exclude expenses related to depreciation related to our fixed assets, amortization expense related to acquisition-related assets and capitalized software, interest expense on capital leases, bank borrowings, notes payable to sellers and contingent consideration, interest income on invested funds and notes receivable, and income taxes. Management uses these non-GAAP measures for internal reporting and bank reporting purposes. We have provided these non-GAAP financial measures in addition to GAAP financial results because we believe that these non-GAAP financial measures provide useful information to certain investors and financial analysts in assessing our operating performance due to the following factors:

•

We believe that the presentation of a non-GAAP measure that adjusts for the impact of depreciation of fixed assets, amortization expense related to acquisition-related assets and capitalized software, interest expense on capital leases, bank borrowings, seller notes and contingent consideration, interest income on invested funds and notes receivable, income taxes and share based compensation expenses provides investors and financial analysts with a consistent basis for comparison across accounting periods and, therefore, is useful to investors and financial analysts in helping them to better understand our operating results and underlying operational trends;

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

	Three Months Ended March 31,
	2012	2011
	(As Restated)
GAAP net income (loss)	$(783,064)	$250,089
Add: Interest (income) expense, net	89,444	(13,443)
Add: Income taxes	27,500	7,250
Add: Amortization of intangibles	759,247	239,361
Add: Amortization of other assets	12,937	40,112
Add: Depreciation	53,550	35,480

Non-GAAP EBITDA	$159,614	$558,849

Non-GAAP EBITDA per share	$0.01	$0.06

Add: Share-based compensation	119,541	141,192

Non-GAAP adjusted EBITDA	$279,155	$700,041

Non-GAAP adjusted EBITDA per share	$0.02	$0.08

Weighted average diluted shares	11,983,573	9,224,744

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

The most judgmental estimates affecting our consolidated financial statements are those relating to revenue recognition and the estimate of actual energy delivered from the bidder to the lister of such energy; share-based compensation; the valuation of intangible assets and goodwill; the valuation of contingent consideration; impairment of long-lived assets; and estimates of future taxable income as it relates to the realization of our net deferred tax assets. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates; future results of operations may be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Refer to Note 3 of our consolidated financial statements within our Annual Report on Form 10-K/A as filed on April 16, 2013 for a description of our accounting policies.

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

Revenue Estimation

Our estimates in relation to revenue recognition affect revenue and sales and marketing expense as reflected on our statements of operations, and trade accounts receivable and accrued commission accounts as reflected on our balance sheets. For any quarterly reporting period, we may not have actual usage data for certain energy suppliers and will need to estimate revenue. We initially record revenue based on the energy consumers’ historical usage profile. At the end of each reporting period, we adjust this historical profile to reflect actual usage for the period and estimate usage where actual usage is not available. For the three months ended March 31, 2012, we estimated usage for approximately 27% of our revenue resulting in a negative 1.0%, or approximately $70,000, adjustment to decrease revenue. This decrease in revenue resulted in an approximate $15,000 decrease in sales and marketing expense related to third party commission expense associated with those revenues. Corresponding adjustments were made to trade accounts receivable and accrued commissions, respectively. A 1% difference between this estimate and actual usage would have an approximate $18,000 effect on our revenue for the three months ended March 31, 2012.

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

Our estimates in relation to income taxes affect income tax benefit and deferred tax assets as reflected on our statements of operations and balance sheets, respectively. The deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized in the near term. As of March 31, 2012, we had net deferred tax assets of approximately $7.5 million against which a full valuation allowance has been established. To the extent we determine that it is more likely than not that we will recover all of our deferred tax assets, it could result in an approximate $7.5 million non-cash tax benefit.

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

In March 2013, we re-evaluated our controls under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2012.

Internal Control Over Financial Reporting

Based on the March 2013 re-evaluation, our management concluded that, as of March 31, 2012, our internal control over financial reporting was not effective based on the COSO criteria and that we had a material weakness. A “material weakness” is defined as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Plan for Remediation of Material Weakness

As soon as we learned of the material weakness, we began been taking steps intended to remediate this material weakness and to improve our control processes and procedures with respect to revenue recognition in general as part of our efforts to become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These activities include:

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

a)	Attestation Report of the Independent Registered Public Accounting Firm

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

b)	Changes in Internal Control Over Financial Reporting

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

In connection with the vesting of restricted stock granted to employees, we withheld shares with value equivalent to employees’ minimum statutory obligations for the applicable income and other employment taxes. A summary of the shares withheld to satisfy employee tax withholding obligations for the three months ended March 31, 2012 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plan
1/01/12 – 1/31/12	—	$—	—	—
2/01/12 – 2/29/12	78	$4.94	—	—
3/01/12 – 3/31/12	224	$4.88	—	—

Total	302	$4.90	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from World Energy Solutions, Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language: (i) the condensed consolidated balance sheets; (ii) the condensed consolidated statements of income; (iii) the condensed consolidated statements of cash flows; and (iv) notes to the condensed consolidated financial statements.

*	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Energy Solutions, Inc.

Dated: April 16, 2013	By:	/s/ Philip Adams
Philip Adams
Chief Executive Officer

Dated: April 16, 2013	By:	/s/ James Parslow
James Parslow
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of the Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002