Form 10-Q/A
period 2012-06-30
World Energy Solutions, Inc.
filed 2013-04-16
CIK 1371781

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

This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q (“Amendment No. 1”), which amends and restates our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (the “Quarterly Report”), originally filed on August 2, 2012 with the Securities and Exchange Commission.

This Amendment No. 1 restates the following items:

•	Part I, Item 1. Condensed Consolidated Financial Statements (Unaudited);

•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I, Item 4. Controls and Procedures

This Amendment No. 1 is being filed to restate our unaudited condensed consolidated financial statements as of June 30, 2012 to correct the recording of commission payments from our mid-market product-line. Under our accounting policies in effect at the time of the filing of the original Quarterly Report, we recognized revenue from up-front commissions as cash was received from the energy supplier, beginning with the quarter ended December 31, 2011. However, in connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2012, we determined that we were required to record these revenues upon contract completion, or earlier to the extent that actual energy usage data is received from the energy supplier or can be reliably estimated. As we did not receive actual energy usage from the energy supplier as the upfront payments were made and we have not been able to retrospectively obtain actual energy usage to make a reliable estimate of these amounts, we have deferred revenue recognition until evidence is obtained that actual energy has occurred or until the end of contract term. We expect to recognize these amounts of revenue and net income in subsequent periods.

Generally, for the three and six months June 30, 2012, this change in accounting treatment and financial statement restatements has resulted in:

•	No impact to our cash, cash equivalents, short-term investments or overall cash flow;

•

A decrease in our revenue of $1.1 million (12.9%), a net loss of $0.9 million compared to net income of $0.1 million and a loss per share of $(0.08) compared to net income per share of $0.01 for the quarter ended June 30, 2012, and a decrease in our revenue of $2.2 million (13.6%), a net loss of $1.7 million compared to net income of $0.5 million and a net loss per share of $(0.14) compared to net income per share of $0.04 the six months ended June 30, 2012; and

•

A decrease in current assets of $0.7 million (6.5%), an increase in total assets of $0.2 million (0.6%), an increase in current liabilities of $0.8 million (7.8%), an increase in total liabilities of $3.0 million (21.7%) and a decrease in stockholders’ equity of $2.8 million (12.5%).

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

WORLD ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As Restated
	June 30, 2012	December 31, 2011
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$3,626,845	$1,837,801
Trade accounts receivable, net	5,224,523	3,603,634
Inventory	516,242	288,174
Prepaid expenses and other current assets	320,919	392,287

Total current assets	9,688,529	6,121,896
Property and equipment, net	599,475	426,403
Intangibles, net	12,720,831	14,178,972
Goodwill	12,307,255	12,307,255
Investments	—	716,936
Other assets, net	494,252	109,516

Total assets	$35,810,342	$33,860,978

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$1,445,753	$821,089
Accrued commissions	1,041,749	970,185
Accrued compensation	1,790,535	2,109,874
Accrued contingent consideration	1,593,258	2,250,000
Accrued expenses	713,879	564,726
Deferred revenue and customer advances	1,318,942	392,763
Notes payable	3,000,000	3,000,000
Current portion of long-term debt	448,718	—
Capital lease obligations	14,145	9,949

Total current liabilities	11,366,979	10,118,586
Capital lease obligations, net of current portion	5,037	18,984
Deferred revenue and customer advances, net of current portion	2,136,763	526,592
Long-term debt, net of current portion	2,051,282	—
Accrued contingent consideration, net of current portion	946,588	2,489,982
Deferred income taxes	87,733	87,733

Total liabilities	16,594,382	13,241,877

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—

Common stock, $0.0001 par value; 30,000,000 shares authorized; 11,946,060 shares issued and 11,897,254 shares outstanding at June 30, 2012 and 11,901,319 shares issued and 11,853,025 shares outstanding at December 31, 2011	1,190	1,185
Additional paid-in capital	43,266,195	42,967,034
Accumulated deficit	(23,827,601)	(22,127,515)
Treasury stock, at cost; 48,806 shares at June 30, 2012 and 48,294 shares at December 31, 2011	(223,824)	(221,603)

Total stockholders’ equity	19,215,960	20,619,101

Total liabilities and stockholders’ equity	$35,810,342	$33,860,978

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(As Restated)		(As Restated)

Revenue:
Brokerage commissions, transaction fees and efficiency projects	$6,944,619	$4,388,968	$13,485,403	$9,059,792
Management fees	240,580	247,714	493,203	495,278

Total revenue	7,185,199	4,636,682	13,978,606	9,555,070

Cost of revenue	2,158,485	935,981	3,981,898	1,936,513

Gross profit	5,026,714	3,700,701	9,996,708	7,618,557

Operating expenses:
Sales and marketing	3,718,771	2,416,829	7,532,954	4,873,050
General and administrative	2,104,202	1,099,331	3,979,239	2,317,070

Total operating expenses	5,822,973	3,516,160	11,512,193	7,190,120

Operating income (loss)	(796,259)	184,541	(1,515,485)	428,437

Interest income (expense), net	(98,263)	14,020	(187,707)	27,463
Other income	—	—	53,106	—

Income (loss) before income taxes	(894,522)	198,561	(1,650,086)	455,900

Income tax expense	22,500	7,250	50,000	14,500

Net income (loss)	$(917,022)	$191,311	$(1,700,086)	$441,400

Net income (loss) per share:

Net income (loss) per common share – basic and diluted	$(0.08)	$0.02	$(0.14)	$0.04

Weighted average shares outstanding – basic	11,893,365	10,584,465	11,880,669	9,895,661

Weighted average shares outstanding – diluted	11,893,365	10,650,397	11,880,669	9,939,444

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(As Restated)

Cash flows from operating activities:

Net income (loss)	$(1,700,086)	$441,400
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,582,882	622,085
Share-based compensation	199,444	317,508
Gain on sale of investment	(53,106)	—
Interest on note receivable	—	(28,956)
Interest on contingent consideration	49,864	—

Changes in operating assets and liabilities:
Trade accounts receivable	(1,620,889)	87,364
Inventory	(228,068)	—
Prepaid expenses and other assets	335,039	(109,944)
Accounts payable	624,664	29,901
Accrued commissions	71,564	38,435
Accrued compensation	(319,339)	(781,252)
Accrued expenses and other current liabilities	149,153	(3,729)
Deferred revenue and customer advances	2,536,350	(61,767)

Net cash provided by operating activities	957,394	551,045

Cash flows from investing activities:
Increase in deposits	—	(41,109)
Proceeds from sale of investment	770,042	(216,667)
Purchases of property and equipment, net of disposals	(276,142)	(7,963)

Net cash provided by (used in) investing activities	494,300	(265,739)

Cash flows from financing activities:
Proceeds from exercise of stock options	99,722	84,657
Proceeds from the sale of common stock, net	—	5,303,979
Purchase of treasury stock	(2,221)	(8,887)
Proceeds from issuance of long-term debt	2,500,000	—
Payments of contingent consideration	(2,250,000)	—
Principal payments on capital lease obligations	(9,751)	(7,690)

Net cash provided by financing activities	337,750	5,372,059

Net increase in cash and cash equivalents	1,789,044	5,657,365

Cash and cash equivalents, beginning of period	1,837,801	3,559,288

Cash and cash equivalents, end of period	$3,626,845	$9,216,653

Supplemental disclosure of cash flow information:

Net cash paid for interest	$(94,543)	$(1,605)

Net cash paid for income taxes	$(76,030)	$(14,000)

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

The Company accounts for the correction of an error in its previously issued financial statements in accordance with the provisions of ASC Topic 250, Accounting Changes and Error Corrections. In accordance with the disclosure provisions of ASC 250, when financial statements are restated to correct an error, an entity is required to disclose that its previously issued financial statements have been restated along with a description of the nature of the error, the effect of the correction on each financial statement line item and any per share amount affected for each prior period presented, and the cumulative effect on retained earnings or other appropriate component of equity or net assets in the statement of financial position, as of the beginning of the earliest period presented.

The Company’s Board of Directors, based on the recommendation of the Audit Committee of the Company’s Board of Directors and in consultation with management, concluded that the financial statements contained in Form 10-Q for the quarterly period ended June 30, 2012 should no longer be relied upon and must be restated to properly record revenue from commissions earned by its mid-market product line.

The Company concluded that the timing of revenue recognition for certain commission payments was recorded incorrectly. This incorrect treatment related to the Company’s revenue recognition policy for its mid-market product line, an area the Company entered with its acquisition of GSE Consulting, LP (“GSE” , see Note 17) on October 31, 2011. Under its accounting policies in effect at the time, the Company recognized revenue from up-front commissions as cash was received from the energy supplier, beginning with the quarter ended December 31, 2011. As a result of its review, the Company has determined that it was required to record these revenues upon contract completion, or earlier to the extent that actual energy usage data is received from the energy supplier or can be reliably estimated. The difference between recognizing these commissions upon cash receipt and over the energy flow period is a matter of timing.

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

The following table presents the cumulative effect of adjustments resulting from the reviews described above for the periods shown.

Six Months Ended June 30, 2012
Net income as originally reported	$493,115
Adjustments related to revenue	(2,193,201)

Net loss as restated	$(1,700,086)

Cumulative effect to accumulated deficit	$(2,755,219)

The tables below set forth the effect of the adjustments as of June 30, 2012 and for the three and six month periods ended June 30, 2012 as applicable:

Balance sheet items affected:

	At June 30, 2012
	As Reported	Adjustment	As Restated

Trade accounts receivable, net	$5,899,379	$(674,856)	$5,224,523

Prepaid expenses and other current assets	320,291	628	320,919

Total current assets	10,362,757	(674,228)	9,688,529

Goodwill	11,817,236	490,019	12,307,255

Other assets, net	102,993	391,259	494,252

Total assets	$35,603,292	$207,050	$35,810,342

Deferred revenue and customer advances	$493,436	$825,506	$1,318,942

Total current liabilities	10,541,473	825,506	11,366,979

Deferred revenue and customer advances, net of current portion	—	2,136,763	2,136,763

Total liabilities	13,632,113	2,962,269	16,594,382

Accumulated deficit	(21,072,382)	(2,755,219)	(23,827,601)

Total stockholders’ equity	21,971,179	(2,755,219)	19,215,960

Total liabilities and stockholders’ equity	$35,603,292	$207,050	$35,810,342

WORLD ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2012
	As Reported	Adjustment	As Restated

Revenue:
Brokerage commissions, transaction fees and efficiency projects	$8,004,836	$(1,060,217)	$6,944,619
Management fees	240,580	—	240,580

Total revenue	8,245,416	(1,060,217)	7,185,199

Cost of revenue	2,158,485	—	2,158,485

Gross profit	6,086,931	(1,060,217)	5,026,714

Operating expenses:
Sales and marketing	3,718,771	—	3,718,771
General and administrative	2,104,202	—	2,104,202

Total operating expenses	5,822,973	—	5,822,973

Operating income (loss)	263,958	(1,060,217)	(796,259)

Interest expense, net	(98,263)	—	(98,263)

Income (loss) before income taxes	165,695	(1,060,217)	(894,522)

Income tax expense	22,500	—	22,500

Net income (loss)	$143,195	$(1,060,217)	$(917,022)

Net income (loss) per share:

Net income (loss) per common share – basic and diluted	$0.01	$(0.09)	$(0.08)

Weighted average shares outstanding – basic	11,893,365		11,893,365

Weighted average shares outstanding – diluted	11,928,460		11,893,365

WORLD ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended June 30, 2012
	As Reported	Adjustment	As Restated

Revenue:
Brokerage commissions, transaction fees and efficiency projects	$15,678,604	$(2,193,201)	$13,485,403
Management fees	493,203	—	493,203

Total revenue	16,171,807	(2,193,201)	13,978,606

Cost of revenue	3,981,898	—	3,981,898

Gross profit	12,189,909	(2,193,201)	9,996,708

Operating expenses:
Sales and marketing	7,532,954	—	7,532,954
General and administrative	3,979,239	—	3,979,239

Total operating expenses	11,512,193	—	11,512,193

Operating income (loss)	677,716	(2,193,201)	(1,515,485)

Interest expense, net	(187,707)	—	(187,707)
Other income	53,106	—	53,106

Income before income taxes	543,115	(2,193,201)	(1,650,086)

Income tax expense	50,000	—	50,000

Net income (loss)	$493,115	$(2,193,201)	$(1,700,086)

Net income (loss) per share:

Net income (loss) per common share – basic and diluted	$0.04	$(0.18)	$(0.14)

Weighted average shares outstanding – basic	11,880,669		11,880,669

Weighted average shares outstanding – diluted	11,952,420		11,880,669

3.	Interim Financial Statements

The December 31, 2011 condensed consolidated balance sheet has been derived from audited consolidated financial statements and the accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 filed as amended on April 16, 2013.

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

As of June 30, 2012 and 2011, the Company only had one issued and outstanding class of stock – common stock. As a result, the basic earnings per share for the three and six months ended June 30, 2012 and 2011 is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.

The following table provides a reconciliation of the denominators of the Company’s reported basic and diluted earnings per share computation for the three and six months ended June 30, 2012 and 2011, respectively:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(As Restated)		(As Restated)

Weighted number of common shares – basic	11,893,365	10,584,465	11,880,669	9,895,661
Common stock equivalents	—	65,932	—	43,783

Weighted number of common shares – diluted	11,893,365	10,650,397	11,880,669	9,939,444

The computed loss per share does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on loss per share. As the Company was in a net loss position for the three and six month periods ended June 30, 2012, all common stock equivalents in that period were anti-dilutive.

The following represents issuable weighted average share information for the respective periods:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011

Common stock options	18,495	36,203	29,144	31,701
Common stock warrants	12,737	29,309	39,648	11,712
Unvested restricted stock	3,863	420	2,959	370

Total common stock equivalents	35,095	65,932	71,751	43,783

In addition, common stock options and unvested restricted stock of 571,451 and 148, respectively, were excluded from the calculation of net loss per share, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during the three months ended June 30, 2012, and common stock options and unvested restricted stock of 527,451 and 148, respectively, were excluded from the calculation of net loss per share, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during the six months ended June 30, 2012.

Common stock options and unvested restricted stock of 493,826 and 3,847, respectively, were excluded from the calculation of net loss per share for the three months ended June 30, 2011, and common stock options, common stock warrants and unvested restricted stock of 541,351, 300,000 and 3,847, respectively, were excluded from the calculation of net loss per share for the six months ended June 30, 2011, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during that period.

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

The following represents revenue and trade accounts receivable from bidders exceeding 10% of the total in each category:

	Revenue for the three months ended June 30,		Revenue for the six months ended June 30,		Trade Accounts Receivable as of June 30,
Bidder	2012	2011	2012	2011	2012	2011
	(As Restated)		(As Restated)		(As Restated)
A	2%	5%	2%	5%	7%	12%
B	8%	11%	11%	12%	8%	10%
C	12%	14%	12%	13%	13%	18%
D	8%	8%	7%	7%	10%	9%

In addition to its direct relationship with bidders, the Company also has direct contractual relationships with listers for the online procurement of certain of their energy, demand response or environmental needs. These listers are primarily large businesses and government organizations and do not have a direct creditor relationship with the Company. For the three and six months ended June 30, 2012 and 2011, no lister represented more than 10% individually of the Company’s aggregate revenue, respectively.

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

	June 30, 2012	December 31, 2011
	(As Restated)	(As Restated)

Unbilled accounts receivable	$3,835,775	$3,145,753
Billed accounts receivable	1,460,070	529,203

	5,295,845	3,674,956
Allowance for doubtful accounts	(71,322)	(71,322)

Trade accounts receivable, net	$5,224,523	$3,603,634

7.	Inventory

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

Common Stock Warrants

The following table summarizes the Company’s warrant activity:

	Shares	Weighted Average Exercise Price
Warrants outstanding, December 31, 2011	364,500	$3.00
Granted	—	$—
Exercised	—	$—
Canceled/expired	(300,000)	$3.00

Warrants outstanding, June 30, 2012	64,500	$3.03

The weighted average remaining contractual life of warrants outstanding is 2.72 years as of June 30, 2012.

11.	Share-Based Compensation

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

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	707,281	$4.15
Granted	19,500	$3.94
Canceled	(48,575)	$5.45
Exercised	(38,875)	$2.57

Outstanding at June 30, 2012	639,331	$4.14

A summary of common stock options outstanding and common stock options exercisable as of June 30, 2012 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$2.00 – $ 2.80	40,255	3.43 Years	$44,683	33,682	3.43 Years	$37,387
$2.81 – $ 3.15	272,400	5.80 Years	37,490	67,364	5.30 Years	17,032
$3.16 – $ 4.91	226,975	4.04 Years	—	141,051	3.46 Years	—
$4.92 – $13.40	99,701	1.62 Years	—	96,576	1.54 Years	—

	639,331	4.37 Years	$82,173	338,673	3.27 Years	$54,419

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

Segment operating loss represents loss from operations including share-based compensation, amortization of intangible assets and depreciation. The following tables present certain continuing operating division information in accordance with the provisions of Accounting Standards Codification (“ASC”) 280, “Segment Reporting”.

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	(As Restated)	(As Restated)
Consolidated revenue:
Energy procurement	$5,847,938	$11,854,201
Energy efficiency services	1,337,261	2,124,405

Consolidated total revenue	$7,185,199	$13,978,606

Consolidated loss before income taxes:
Energy procurement	$(794,614)	$(1,332,674)
Energy efficiency services	(99,608)	(317,412)

Consolidated loss before income taxes	$(894,522)	$(1,650,086)

June 30, 2012
(As Restated)
Consolidated total assets:
Energy procurement	$29,931,559
Energy efficiency services	5,878,783

Consolidated total assets	$35,810,342

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

$2,500,000

The line-of-credit facility bears interest at a floating rate per annum based on the Prime Rate plus 1.25% on advances made against eligible accounts receivable and Prime Rate plus 2.00% on advances made against eligible retail backlog. These interest rates are subject to change based on the Company’s maintenance of an adjusted quick ratio of one-to-one. The revised facility matures on March 15, 2013 and contains certain financial covenant and financial reporting requirements. At June 30, 2012, there were no borrowings outstanding under the line-of credit facility. However the Company was not in compliance with one of its financial covenants under the Third Modification Agreement due to the deferral of its revenue recognition related to this Amendment No. 1. SVB has waived this default and the Company returned to compliance with its financial covenants in the third quarter of 2012.

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

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011

Revenues	$8,217,975	$16,394,158
Net income	$735,076	$1,524,821

Net income per share:
Basic	$0.06	$0.14
Dilutive	$0.06	$0.14

Weighted average shares outstanding – basic	11,667,674	10,978,870
Weighted average shares outstanding – diluted	11,733,606	11,022,653

The pro forma financial information is not necessarily indicative of the results to be expected in the future as a result of the acquisition of Co-eXprise, NES and GSE, as the acquisitions did not necessarily reflect the purchase of stand-alone or complete operations, and included several non-recurring revenue events.

18.	Commitment and Contingencies

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

This Amendment No. 1 to our Quarterly Report on Form 10-Q including this Item 2, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. Readers can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. Our actual results and the timing of certain events may differ significantly from the results and timing discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed or referred to in this Amendment No. 1and in the “Risk Factors” section of our Annual Report on Form 10-K as amended, and any later filings with the Securities and Exchange Commission. The following discussion and analysis of the Company’s financial condition and results of operations should be read in light of those factors and in conjunction with the Company’s accompanying consolidated financial statements and notes thereto.

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

Income tax expense

Income tax expense reflects the Company’s federal alternative minimum tax liability and state income taxes.

Results of Operations

The following table sets forth certain items as a percent of revenue for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(As Restated)		(As Restated)
Revenue	100%	100%	100%	100%
Cost of revenue	30	20	28	20

Gross profit	70	80	72	80
Operating expenses:
Sales and marketing	52	52	54	51
General and administrative	29	24	29	24

Operating income (loss)	(11)	4	(11)	5
Interest income (expense), net	(2)	—	(1)	—
Other income	—	—	—	—
Income tax expense	—	—	—	—

Net income (loss)	(13)%	4%	(12)%	5%

Comparison of the Three Months Ended June 30, 2012 and 2011

Revenue

	For the Three Months Ended June 30,
	2012	2011	Increase
	(As Restated)
Energy procurement	$5,847,938	$4,636,682	$1,211,256	26%
Energy efficiency services	1,337,261	—	1,337,261	—

Total revenue	$7,185,199	$4,636,682	$2,548,517	55%

Revenue increased 55% for the three months ended June 30, 2012 as compared to the same period in 2011 primarily due to revenue from our acquisitions completed in the fourth quarter of 2011 and increased auction activity in our retail and wholesale product lines. Our Energy procurement segment increased 26% due to the additions of the energy procurement contracts of Co-eXprise and GSE and, to a lesser extent, increased transaction activity due to new customers. Our Energy efficiency services segment generated approximately $1.3 million in revenue in the second quarter of 2012 due to our October 2011 acquisition of NES and projects completed by our internal energy efficiency services group.

Cost of revenue

	For the Three Months Ended June 30,
	2012		2011
	$	% of Revenue	$	% of Revenue	Increase
		(As Restated)
Energy procurement	$1,183,327	20%	$935,981	20%	$247,346	26%
Energy efficiency services	975,158	73%	—	—	975,158	—

Total cost of revenue	$2,158,485	30%	$935,981	20%	$1,222,504	131%

Cost of revenue increased 131% for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 primarily due to increases in equipment, material and labor costs associated with projects completed by our Energy efficiency services segment. Cost of revenue for our Energy procurement segment increased 26% due to increases in payroll resulting from a net increase in employees including our recent acquisitions. Cost of revenue associated with our Energy procurement segment as a percent of revenue remained consistent with the prior year as the increases in revenue in 2012 were offset by cost increases. The costs of revenue associated with our Energy efficiency services segment was primarily associated with equipment, material and labor costs associated with completed projects during the quarter. Cost of revenue as a percent of our Energy efficiency services revenue was 73% as we continued to build our project management team during the quarter.

Operating expenses

	For the Three Months Ended June 30,
	2012		2011
	$	% of Revenue	$	% of Revenue	Increase
		(As Restated)
Sales and marketing	$3,718,771	52%	$2,416,829	52%	$1,301,942	54%
General and administrative	2,104,202	29	1,099,331	24	1,004,871	91

Total operating expenses	$5,822,973	81%	$3,516,160	76%	$2,306,813	66%

Sales and marketing expenses increased 54% for the three months ended June 30, 2012 as compared to the same period in 2011 primarily due to increases in payroll, internal commissions and amortization of intangible assets. Payroll and internal commissions increased due to an increase of twenty-seven sales and marketing employees versus the same period last year primarily due to our acquisitions and hires in our Energy efficiency services segment and mid-market group. Amortization expense related to intangible assets increased due to our 2011 acquisitions. Sales and marketing expense as a percentage of revenue remained consistent with the prior year as the 55% increase in revenue was offset by the increase in costs described above.

The 91% increase in general and administrative expenses for the three months ended June 30, 2012 as compared to the same period in 2011 was primarily due to increases in payroll, amortization expense, compliance and certain non-recurring costs. Amortization expense related to intangible assets, payroll and compliance costs increased primarily due to our 2011 acquisitions. In addition, we incurred $0.4 million of non-recurring charges related to severance, our corporate office move and a channel partner advance. General and administrative expenses as a percent of revenue increased 5% as the above noted costs were substantially offset by the 55% increase in revenue.

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

Net income (loss)

We reported a net loss for the three months ended June 30, 2012 of approximately $0.9 million and net income for the three months ended June 30, 2011 of approximately $0.2 million as the increase in revenue in the second quarter of 2012 were offset by cost increases, including the $0.4 million of non-recurring costs, and lower margins associated with our Energy efficiency services segment.

Comparison of the Six Months Ended June 30, 2012 and 2011

Revenue

	For the Six Months Ended June 30,
	2012	2011	Increase
	(As Restated)
Energy procurement	$11,854,201	$9,555,070	$2,299,131	24%
Energy efficiency services	2,124,405	—	2,124,405	—

Total revenue	$13,978,606	$9,555,070	$4,423,536	46%

Revenue increased 46% for the six months ended June 30, 2012 as compared to the same period in 2011 primarily due to six months of revenue from our acquisitions completed in the fourth quarter of 2011 and increased auction activity in our retail product line. Our Energy procurement segment increased 24% due to the additions of the energy procurement contracts of Co-eXprise and GSE and, to a lesser extent, increased gas transactions and new customers. Our Energy efficiency services segment generated approximately $2.1 million in revenue in the first six months of 2012 due to our October 2011 acquisition of NES and projects completed by our internal energy efficiency services group.

Cost of revenue

	For the Six Months Ended June 30,
	2012		2011
	$	% of Revenue	$	% of Revenue	Increase
		(As Restated)
Energy procurement	$2,429,680	20%	$1,936,513	20%	$493,167	25%
Energy efficiency services	1,552,218	73%	—	—	1,552,218	—

Total cost of revenue	$3,981,898	28%	$1,936,513	20%	$2,045,385	106%

Cost of revenue increased 106% for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 primarily due to increases in equipment, material and labor costs associated with projects completed by our Energy efficiency services segment. Cost of revenue for our Energy procurement segment increased 25% due to increases in payroll resulting from a net increase in employees including our recent acquisitions. Cost of revenue associated with our Energy procurement segment as a percent of revenue remained flat in 2012 when compared to the prior year. The costs of revenue associated with our Energy efficiency services segment was primarily associated with equipment, material and labor costs associated with completed projects during the quarter. Cost of revenue as a percent of our Energy efficiency services revenue was 73% as we continued to build our project management team during the quarter.

Operating expenses

	For the Six Months Ended June 30,
	2012		2011
	$	% of Revenue	$	% of Revenue	Increase
		(As Restated)
Sales and marketing	$7,532,954	54%	$4,873,050	51%	$2,659,904	55%
General and administrative	3,979,239	29	2,317,070	24	1,662,169	72

Total operating expenses	$11,512,193	83%	$7,190,120	75%	$4,322,073	60%

Sales and marketing expenses increased 55% for the six months ended June 30, 2012 as compared to the same period in 2011 primarily due to increases in payroll, internal commissions and amortization of intangible assets. Payroll and internal commissions increased due to an increase of twenty-seven sales and marketing employees versus the same period last year primarily due to our acquisitions and hires in our Energy efficiency services segment and mid-market group. Amortization expense related to intangible assets increased due to our 2011 acquisitions. Sales and marketing expense as a percentage of revenue increased 3% due to the increase in costs described above, which was substantially offset by the 46% increase in revenue.

The 72% increase in general and administrative expenses for the six months ended June 30, 2012 as compared to the same period in 2011 was primarily due to increases in payroll, amortization expense, compliance and certain non-recurring costs. Amortization expense related to intangible assets, payroll and compliance costs increased primarily due to our 2011 acquisitions. In addition, we incurred $0.4 million of non-recurring charges related to severance, our corporate office move and a channel partner advance. General and administrative expenses as a percent of revenue increased 5% as the above noted costs were substantially offset by our 46% increase in revenue.

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

Net income (loss)

We reported a net loss for the six months ended June 30, 2012 of approximately $1.7 million and net income for the six months ended June 30, 2011 of approximately $0.4 million The decrease in net income was due to the cost increases described above, including the $0.4 million of non-recurring costs, and lower margins associated with our Energy efficiency services segment, both partially offset by the increase in revenue in the first six months of 2012.

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

While we believe we have the resources to meet our long-term obligations under these arrangements based on cash on-hand and the operating cash flows both from our base and our recently acquired businesses, we entered into an amended $5.0 million credit facility with SVB in the first quarter of 2012 to meet our short-term requirements. Under the amended facility, we borrowed $2.5 million under a 4-year term note (9-months interest only; 39 equal installments of principal and interest) and have $2.5 million available under a line-of-credit. At June 30, 2012 we had no borrowings against the line-of-credit. All of our acquisitions have historically generated operating cash flow. During the first six months of 2012 we generated $0.1 million of EBITDA and ended the quarter with $3.6 million in cash and cash equivalents. We believe our cash flows will be adequate to meet our contingent consideration payments when due, if any, our obligations under the term note, and to repay the notes payable to the sellers when due.

Comparison of June 30, 2012 to December 31, 2011

	June 30, 2012	December 31, 2011	Increase
	(As Restated)	(As Restated)
Cash and cash equivalents	$3,626,845	$1,837,801	$1,789,044	97%
Trade accounts receivable	5,224,523	3,603,634	1,620,889	45
Days sales outstanding	66	62	4	6
Working capital (deficit)	(1,678,450)	(3,996,690)	2,318,240	58
Stockholders’ equity	19,215,960	20,619,101	(1,403,141)	(7)

Cash and cash equivalents increased 97% primarily due to proceeds of $2.5 million from borrowings under our term note with SVB, customer advances related to mid-market brokerage transactions, the receipt of $0.8 million in cash from the sale of our Retroficiency investment and $0.1 million generated in EBITDA during the first six months of 2012,. These increases were partially offset by contingent consideration payments of $2.3 million and a 45% increase in trade accounts receivable. Trade accounts receivable increased 45% primarily due to the 34% increase in revenue as compared to the fourth quarter of 2011. Days sales outstanding (representing accounts receivable outstanding at June 30, 2012 divided by the average sales per day during the current quarter, as adjusted) increased 6% due to the timing of in period revenue recognized within the second quarter of 2012 as compared to the fourth quarter of 2011. Revenue from bidders representing 10% or more of our revenue decreased to 23% from two bidders during the six months ended June 30, 2012, from 25% from the same bidders during the same period in 2011.

The working capital deficit at June 30, 2012 (consisting of current assets less current liabilities) improved $2.3 million from December 31, 2011 primarily due to cash generated from the sale of our Retroficiency investment, proceeds from our term note with SVB and positive EBITDA. These increases in cash funded our repayment of $2.3 million of contingent consideration and the increase in trade accounts receivable. Stockholders’ equity decreased 7% for the six months ended June 30, 2012 due to $1.6 million of net loss, partially offset by share-based compensation and proceeds from the exercise of stock options.

Cash provided by operating activities for the six months ended June 30, 2012 and 2011 was approximately $1.0 million and $0.6 million, respectively. The 2012 increase was primarily due to increases in customer advances, accounts payable and accrued expenses, partially offset by increases in receivables and other current assets. Cash from investing and financing activities for the six months ended June 30, 2012 was approximately $0.8 million primarily due to cash received from the sale of our Retroficiency investment and proceeds from our term loan with SVB, offset by the payment of $2.3 million of contingent consideration related to our 2011 acquisitions and $0.3 million of fixed asset additions related to our office moves. Cash provided from investing and financing activities for the six months ended June 30, 2011 was $5.1 million primarily due to net proceeds of $5.3 million received from the sale of common stock.

EBITDA, representing net income or loss before interest, income taxes, depreciation and amortization for the six months ended June 30, 2012 was $0.1 million as compared to $1.1 million for the same period in the prior year. This decrease was primarily due to the $1.5 million operating loss in 2012 compared to operating income of $0.4 partially offset by the $1.0 million increase in depreciation and amortization related to acquisitions compared to the first six months of 2011. We have generated EBITDA for the last six of eight straight quarters for a cumulative total of $3.0 million, including $0.8 million over the last 12 months. Please refer to the section below discussing non-GAAP financial measures for a reconciliation of non-GAAP measures to the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(As Restated)		(As Restated)
GAAP net income (loss)	$(917,022)	$191,311	$(1,700,086)	$441,400
Add: Interest (income) expense, net	98,263	(14,020)	187,707	(27,463)
Add: Income taxes	22,500	7,250	50,000	14,500
Add: Amortization of intangibles	698,894	239,362	1,458,141	478,723
Add: Amortization of other assets	8,734	36,226	21,671	76,338
Add: Depreciation	49,520	31,544	103,070	67,024

Non-GAAP EBITDA (deficit)	$(39,111)	$491,673	$120,803	$1,050,522

Non-GAAP EBITDA per share	$—	$0.05	$0.01	$0.11

Add: Share-based compensation	79,903	176,316	199,444	317,508

Non-GAAP adjusted EBITDA	$40,792	$667,989	$320,247	$1,368,030

Non-GAAP adjusted EBITDA per share	$—	$0.06	$0.03	$0.14

Weighted average diluted shares	11,928,460	10,650,397	11,952,420	9,939,444

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

Revenue Estimation

Our estimates in relation to revenue recognition affect revenue and sales and marketing expense as reflected on our statements of operations, and trade accounts receivable and accrued commission accounts as reflected on our balance sheets. For any quarterly reporting period, we may not have actual usage data for certain energy suppliers and will need to estimate revenue. We initially record revenue based on the energy consumers’ historical usage profile. At the end of each reporting period, we adjust this historical profile to reflect actual usage for the period and estimate usage where actual usage is not available. For the six months ended June 30, 2012, we estimated usage for approximately 12% of our revenue resulting in a less than $1,000 adjustment to increase revenue. This increase in revenue resulted in an immaterial increase in sales and marketing expense related to third party commission expense associated with those revenues. Corresponding adjustments were made to trade accounts receivable and accrued commissions, respectively. A 1% difference between this estimate and actual usage would have an approximate $17,000 effect on our revenue for the six months ended June 30, 2012.

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

Our estimates in relation to income taxes affect income tax benefit and deferred tax assets as reflected on our statements of operations and balance sheets, respectively. The deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized in the near term. As of June 30, 2012, we had net deferred tax assets of approximately $7.8 million against which a full valuation allowance has been established. To the extent we determine that it is more likely than not that we will recover all of our deferred tax assets, it could result in an approximate $7.8 million non-cash tax benefit.

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

In March 2013, we re-evaluated our controls under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2012.

Internal Control Over Financial Reporting

Based on the March 2013 re-evaluation, our management concluded that, as of June 30, 2012, our internal control over financial reporting was not effective based on the COSO criteria and that we had a material weakness. A “material weakness” is defined as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

In connection with the vesting of restricted stock granted to employees, we withheld shares with value equivalent to employees’ minimum statutory obligations for the applicable income and other employment taxes. A summary of the shares withheld to satisfy employee tax withholding obligations for the three months ended June 30, 2012 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plan
4/01/12 – 4/30/12	—	$—	—	—
5/01/12 – 5/31/12	76	$3.83	—	—
6/01/12 – 6/30/12	134	$3.36	—	—

Total	210	$3.53	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from World Energy Solutions, Inc.’s Quarterly Report on Form 10-Q/A for the quarter and six months ended June 30, 2012, formatted in Extensible Business Reporting Language: (i) the condensed consolidated balance sheets; (ii) the condensed consolidated statements of income; (iii) the condensed consolidated statements of cash flows; and (iv) notes to the condensed consolidated financial statements.

*	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Energy Solutions, Inc.

Dated: April 16, 2013	By:	/s/ Philip Adams
Philip Adams
Chief Executive Officer

Dated: April 16, 2013	By:	/s/ James Parslow
James Parslow
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of the Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from World Energy Solutions, Inc.’s Quarterly Report on Form 10-Q/A for the quarter and six months ended June 30, 2012, formatted in Extensible Business Reporting Language: (i) the condensed consolidated balance sheets; (ii) the condensed consolidated statements of income; (iii) the condensed consolidated statements of cash flows; and (iv) notes to the condensed consolidated financial statements.

*	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise not subject to liability under those sections.