Form 10-Q/A
period 2012-09-30
World Energy Solutions, Inc.
filed 2013-04-16
CIK 1371781

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

This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q (“Amendment No. 1”), which amends and restates our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (the “Quarterly Report”), originally filed on November 1, 2012 with the Securities and Exchange Commission.

This Amendment No. 1 restates the following items:

•	Part I, Item 1. Condensed Consolidated Financial Statements (Unaudited);

•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

•	Part I, Item 4. Controls and Procedures

This Amendment No. 1 is being filed to restate our unaudited condensed consolidated financial statements as of September 30, 2012 to correct the recording of commission payments from our mid-market product-line. Under our accounting policies in effect at the time of the filing of the original Quarterly Report, we recognized revenue from up-front commissions as cash was received from the energy supplier, beginning with the quarter ended December 31, 2011. However, in connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2012, we determined that we were required to record these revenues upon contract completion, or earlier to the extent that actual energy usage data is received from the energy supplier or can be reliably estimated. As we did not receive actual energy usage from the energy supplier as the upfront payments were made and we have not been able to retrospectively obtain actual energy usage to make a reliable estimate of these amounts, we have deferred revenue recognition until evidence is obtained that actual energy has occurred or until the end of contract term. We expect to recognize these amounts of revenue and net income in subsequent periods.

Generally, for the three and nine months ended September 30, 2012, this change in accounting treatment and financial statement restatements has resulted in:

•	No impact to our cash, cash equivalents, short-term investments or overall cash flow;

•

A decrease in our revenue of $0.9 million (10.7%), a net loss of $0.5 million compared to net income of $0.4 million and a loss per share of $(0.05) compared to net income per share of $0.03 for the quarter ended September 30, 2012, and a decrease in our revenue of $3.1 million (12.5%), a net loss of $2.2 million compared to net income of $0.9 million and a net loss per share of $(0.19) compared to net income per share of $0.07 for the nine months ended September 30, 2012; and

•

A decrease in current assets of $0.2 million (2.3%), an increase in total assets of $0.2 million (0.7%), an increase in current liabilities of $1.1 million (11.2%), an increase in total liabilities of $3.9 million (30.5%) and a decrease in stockholders’ equity of $3.7 million (16.4%).

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

WORLD ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As Restated
	September 30, 2012	December 31, 2011
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$3,014,090	$1,837,801
Trade accounts receivable, net	5,975,828	3,603,634
Inventory	742,200	288,174
Prepaid expenses and other current assets	288,973	392,287

Total current assets	10,021,091	6,121,896
Property and equipment, net	614,313	426,403
Intangibles, net	12,102,603	14,178,972
Goodwill	12,307,255	12,307,255
Investments	—	716,936
Other assets, net	527,394	109,516

Total assets	$35,572,656	$33,860,978

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$1,501,386	$821,089
Accrued commissions	1,100,856	970,185
Accrued compensation	1,864,036	2,109,874
Accrued contingent consideration	1,608,382	2,250,000
Accrued expenses	882,673	564,726
Deferred revenue and customer advances	1,418,617	392,763
Notes payable	2,000,000	3,000,000
Current portion of long-term debt	641,025	—
Capital lease obligations	14,501	9,949

Total current liabilities	11,031,476	10,118,586
Capital lease obligations, net of current portion	1,275	18,984
Deferred revenue and customer advances, net of current portion	2,792,930	526,592
Long-term debt, net of current portion	1,858,975	—
Accrued contingent consideration, net of current portion	956,670	2,489,982
Deferred income taxes	87,733	87,733

Total liabilities	16,729,059	13,241,877

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—

Common stock, $0.0001 par value; 30,000,000 shares authorized; 11,983,155 shares issued and 11,934,258 shares outstanding at September 30, 2012 and 11,901,319 shares issued and 11,853,025 shares outstanding at December 31, 2011	1,193	1,185
Additional paid-in capital	43,439,340	42,967,034
Accumulated deficit	(24,372,756)	(22,127,515)
Treasury stock, at cost; 48,897 shares at September 30, 2012 and 48,294 shares at December 31, 2011	(224,180)	(221,603)

Total stockholders’ equity	18,843,597	20,619,101

Total liabilities and stockholders’ equity	$35,572,656	$33,860,978

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(As Restated)		(As Restated)
Revenue:
Brokerage commissions, transaction fees and efficiency projects	$7,364,110	$5,378,392	$20,849,513	$14,438,184
Management fees	241,744	246,678	734,947	741,956

Total revenue	7,605,854	5,625,070	21,584,460	15,180,140

Cost of revenue	2,632,913	970,846	6,614,811	2,907,359

Gross profit	4,972,941	4,654,224	14,969,649	12,272,781

Operating expenses:
Sales and marketing	3,638,961	2,512,191	11,171,915	7,385,241
General and administrative	1,769,718	1,293,822	5,748,957	3,610,892

Total operating expenses	5,408,679	3,806,013	16,920,872	10,996,133

Operating income (loss)	(435,738)	848,211	(1,951,223)	1,276,648

Interest income (expense), net	(86,917)	14,183	(274,624)	41,646
Other income	—	—	53,106	—

Income (loss) before income taxes	(522,655)	862,394	(2,172,741)	1,318,294

Income tax expense	22,500	7,250	72,500	21,750

Net income (loss)	$(545,155)	$855,144	$(2,245,241)	$1,296,544

Net income (loss) per share:

Net income (loss) per common share – basic and diluted	$(0.05)	$0.08	$(0.19)	$0.13

Weighted average shares outstanding – basic	11,904,469	10,762,417	11,888,660	10,187,755

Weighted average shares outstanding – diluted	11,904,469	10,809,144	11,888,660	10,247,294

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(As Restated)
Cash flows from operating activities:
Net income (loss)	$(2,245,241)	$1,296,544
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,265,386	945,598
Share-based compensation	319,619	488,897
Gain on sale of investment	(53,106)	—
Interest on note receivable	—	(43,701)
Interest on contingent consideration	75,070	—

Changes in operating assets and liabilities:
Trade accounts receivable	(2,372,194)	(151,136)
Inventory	(454,026)	—
Prepaid expenses and other assets	(345,068)	(181,206)
Accounts payable	680,297	54,887
Accrued commissions	130,671	71,082
Accrued compensation	(245,838)	(638,193)
Accrued expenses	317,947	66,518
Deferred revenue and customer advances	3,292,192	(50,174)

Net cash provided by operating activities	1,365,709	1,859,116

Cash flows from investing activities:
Increase in deposits	—	(43,610)
Cash paid for acquisitions, net	—	(4,000,000)
Proceeds from sale of investment	770,042	(216,667)
Purchases of property and equipment, net of disposals	(346,423)	(13,331)

Net cash used in investing activities	423,619	(4,273,608)

Cash flows from financing activities:
Proceeds from exercise of stock options	152,695	89,307
Proceeds from the sale of common stock, net	—	5,303,979
Purchase of treasury stock	(2,577)	(10,598)
Proceeds from issuance of long-term debt	2,500,000	—
Principal payments on notes payable	(1,000,000)	—
Payments of contingent consideration	(2,250,000)	—
Principal payments on capital lease obligations	(13,157)	(11,218)

Net cash provided by (used in) financing activities	(613,039)	5,371,470

Net increase in cash and cash equivalents	1,176,289	2,956,978

Cash and cash equivalents, beginning of period	1,837,801	3,559,288

Cash and cash equivalents, end of period	$3,014,090	$6,516,266

Supplemental disclosure of cash flow information:

Net cash paid for interest	$(192,009)	$(2,091)

Net cash paid for income taxes	$(99,937)	$(17,000)

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2012

1.	Nature of Business and Basis of Presentation

World Energy Solutions, Inc. (“World Energy” or the “Company”) offers a range of energy management solutions to commercial and industrial businesses, institutions, utilities, and governments to reduce their overall energy costs. The Company comes to market with a holistic approach to energy management helping customers a) contract for the lowest price for energy, b) engage in energy efficiency projects to minimize quantity used and c) maximize available rebate and incentive programs. The Company made its mark on the industry with an innovative approach to procurement via its state-of-the-art online auction platforms, the World Energy Exchange®, the World Green Exchange® and the World DR Exchange®. With recent investments and acquisitions, World Energy is building out its energy efficiency practice – offering technology-enabled solutions such as online audits of facilities to identify retrofit options and project management services for retrofit implementation, believing this practice will also enable more cross-selling opportunities for commodity auctions. The Company is also taking its suite of solutions to the rapidly growing small- and medium-sized customer markets.

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

The Company’s Board of Directors, based on the recommendation of the Audit Committee of the Company’s Board of Directors and in consultation with management, concluded that the financial statements contained in Form 10-Q for the quarterly period ended September 30, 2012 should no longer be relied upon and must be restated to properly record revenue from commissions earned by its mid-market product line.

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

The following table presents the cumulative effect of adjustments resulting from the reviews described above for the periods shown.

Nine Months Ended September 30, 2012
Net income as originally reported	$858,150
Adjustments related to revenue	(3,103,391)

Net loss as restated	$(2,245,241)

Cumulative effect to accumulated deficit	$(3,665,409)

The tables below set forth the effect of the adjustments as of September 30, 2012 and December 31, 2011 and for the three and nine month periods ended September 30, 2012 as applicable:

Balance sheet items affected:

	At September 30, 2012
	As Reported	Adjustment	As Restated

Trade accounts receivable, net	$6,661,605	$(685,777)	$5,975,828

Prepaid expenses and other current assets	288,345	628	288,973

Total current assets	10,706,240	(685,149)	10,021,091

Goodwill	11,817,236	490,019	12,307,255

Other assets, net	90,746	436,648	527,394

Total assets	$35,331,138	$241,518	$35,572,656

Deferred revenue and customer advances	$304,620	$1,113,997	$1,418,617

Total current liabilities	9,917,479	1,113,997	11,031,476

Deferred revenue and customer advances, net of current portion	—	2,792,930	2,792,930

Total liabilities	12,822,132	3,906,927	16,729,059

Accumulated deficit	(20,707,347)	(3,665,409)	(24,372,756)

Total stockholders’ equity	22,509,006	(3,665,409)	18,843,597

Total liabilities and stockholders’ equity	$35,331,138	$241,548	$35,572,656

WORLD ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2012
	As Reported	Adjustment	As Restated

Revenue:
Brokerage commissions, transaction fees and efficiency projects	$8,274,300	$(910,190)	$7,364,110
Management fees	241,744	—	241,744

Total revenue	8,516,044	(910,190)	7,605,854

Cost of revenue	2,632,913	—	2,632,913

Gross profit	5,883,131	(910,190)	4,972,941

Operating expenses:
Sales and marketing	3,638,961	—	3,638,961
General and administrative	1,769,718	—	1,769,718

Total operating expenses	5,408,679	—	5,408,679

Operating income (loss)	474,452	(910,190)	(435,738)

Interest expense, net	(86,917)	—	(86,917)

Income (loss) before income taxes	387,535	(910,190)	(522,655)

Income tax expense	22,500	—	22,500

Net income (loss)	$365,035	$(910,190)	$(545,155)

Net income (loss) per share:

Net income (loss) per common share – basic and diluted	$0.03	$(0.08)	$(0.05)

Weighted average shares outstanding – basic	11,904,469		11,904,469

Weighted average shares outstanding – diluted	11,946,504		11,904,469

WORLD ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30, 2012
	As Reported	Adjustment	As Restated

Revenue:
Brokerage commissions, transaction fees and efficiency projects	$23,952,904	$(3,103,391)	$20,849,513
Management fees	734,947	—	734,947

Total revenue	24,687,851	(3,103,391)	21,584,460

Cost of revenue	6,614,811	—	6,614,811

Gross profit	18,073,040	(3,103,391)	14,969,649

Operating expenses:
Sales and marketing	11,171,915	—	11,171,915
General and administrative	5,748,957	—	5,748,957

Total operating expenses	16,920,872	—	16,920,872

Operating income (loss)	1,152,168	(3,103,391)	(1,951,223)

Interest expense, net	(274,624)	—	(274,624)
Other income	53,106	—	53,106

Income before income taxes	930,650	(3,103,391)	(2,172,741)

Income tax expense	72,500	—	72,500

Net income (loss)	$858,150	$(3,103,391)	$(2,245,241)

Net income (loss) per share:

Net income (loss) per common share – basic and diluted	$0.07	$(0.26)	$(0.19)

Weighted average shares outstanding – basic	11,888,660		11,888,660

Weighted average shares outstanding – diluted	11,945,177		11,888,660

3.	Interim Financial Statements

The December 31, 2011 condensed consolidated balance sheet has been derived from audited consolidated financial statements and the accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

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

As of September 30, 2012 and 2011, the Company only had one issued and outstanding class of stock – common stock. As a result, the basic earnings per share for the three and nine months ended September 30, 2012 and 2011 is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.

The following table provides a reconciliation of the denominators of the Company’s reported basic and diluted earnings (loss) per share computation for the three and nine months ended September 30, 2012 and 2011, respectively:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(As Restated)		(As Restated)
Weighted number of common shares – basic	11,904,469	10,762,417	11,888,660	10,187,755
Common stock equivalents	—	46,727	—	59,539

Weighted number of common shares – diluted	11,904,469	10,809,144	11,888,660	10,247,294

The computed loss per share does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on loss per share. As the Company was in a net loss position for the three and nine month periods ended September 30, 2012, all common stock equivalents in that period were anti-dilutive.

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

In addition, common stock options of 711,989 and 676,051, respectively, were excluded from the calculation of net earnings (loss) per share, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during the three and nine months ended September 30, 2012, respectively.

Common stock options and unvested restricted stock of 597,401 and 2,277, respectively, were excluded from the calculation of net earnings (loss) per share for the three and nine months ended September 30, 2011, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during that period.

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

The following represents revenue and trade accounts receivable from bidders exceeding 10% of the total in each category:

	Revenue for the three months ended September 30,		Revenue for the nine months ended September 30,		Trade accounts receivable as of September 30,
Bidder	2012	2011	2012	2011	2012	2011
	(As Restated)		(As Restated)		(As Restated)
A	8%	10%	10%	11%	8%	8%
B	12%	13%	12%	13%	13%	22%
C	< 1%	17%	1%	9%	< 1%	1%

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

	September 30, 2012	December 31, 2011
	(As Restated)	(As Restated)
Unbilled accounts receivable	$4,110,405	$3,145,753
Billed accounts receivable	1,936,745	529,203

	6,047,150	3,674,956
Allowance for doubtful accounts	(71,322)	(71,322)

Trade accounts receivable, net	$5,975,828	$3,603,634

7.	Inventory

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

Common Stock Warrants

The following table summarizes the Company’s warrant activity:

	Shares	Weighted Average Exercise Price
Warrants outstanding, December 31, 2011	364,500	$3.00
Granted	—	$—
Exercised	(60,000)	$3.01
Canceled/expired	(300,000)	$3.00

Warrants outstanding, September 30, 2012	4,500	$3.27

The weighted average remaining contractual life of warrants outstanding is 2.58 years as of September 30, 2012.

11.	Share-Based Compensation

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

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	(As Restated)	(As Restated)
Consolidated revenue:
Energy procurement	$5,626,444	$17,480,645
Energy efficiency services	1,979,410	4,103,815

Consolidated total revenue	$7,605,854	$21,584,460

Consolidated income (loss) before income taxes:
Energy procurement	$(443,278)	$(1,775,952)
Energy efficiency services	(79,377)	(396,789)

Consolidated income before income taxes	$(522,655)	$(2,172,741)

	September 30, 2012
	(As Restated)
Consolidated total assets:
Energy procurement	$28,796,110
Energy efficiency services	6,776,546

Consolidated total assets	$35,572,656

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

Level 1 – Pricing inputs are quoted prices available in active markets for identical investments as of the reporting date. As required by ASC 820, the Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

Level 2 – Pricing inputs are quoted prices for similar investments, or inputs that are observable, either directly or indirectly, for substantially the full term through corroboration with observable market data. Level 2 includes investments valued at quoted prices adjusted for legal or contractual restrictions specific to these investments.

Level 3 – Pricing inputs are unobservable for the investment, that is, inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability. Level 3 includes investments that are supported by little or no market activity.

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

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Revenues	$9,465,315	$25,859,473
Net income	$2,036,262	$3,561,083

Net income per share:
Basic	$0.17	$0.32
Dilutive	$0.17	$0.31

Weighted average shares outstanding – basic	11,845,626	11,270,964
Weighted average shares outstanding – diluted	11,892,353	11,330,503

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

19.	Subsequent Events

On October 3, 2012, the Company acquired substantially all of the assets and certain obligations of Northeast Energy Partners, LLC (“NEP”) pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) between the Company, NEP, and its members. NEP is a Connecticut based energy management and procurement company. The purchase price is approximately $7.9 million in cash and a $2.0 million Promissory Note with NEP (the “NEP Note”). The NEP Note bears interest at 4% with $1.5 million of principal plus interest due on October 1, 2013 and the remaining $500,000 of principal plus interest due April 1, 2014. NEP may also earn up to an additional $3,180,000 in cash and shares, with up to $2.5 million in cash and 153,153 in shares, based on achieving certain 12-month revenue and earnings before interest, taxes, depreciation and amortization (EBITDA) targets, as defined. The NEP Note is unsecured and subordinated to financing with SVB. Pro forma disclosures for this acquisition have not been provided as the Company is currently assessing the initial accounting for this acquisition. The Company incurred approximately $25,000 of acquisition related costs that were included in general and administrative expenses in the third quarter of 2012.

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

Income tax expense

Income tax expense reflects the Company’s federal alternative minimum tax liability and state income taxes.

Results of Operations

The following table sets forth certain items as a percent of revenue for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(As Restated)		(As Restated)
Revenue	100%	100%	100%	100%
Cost of revenue	35	17	31	19

Gross profit	65	83	69	81
Operating expenses:
Sales and marketing	48	45	52	49
General and administrative	23	23	26	24

Operating income (loss)	(6)	15	(9)	8
Interest income (expense), net	(1)	—	(1)	1
Other income	—	—	—	—
Income tax expense	—	—	—	—

Net income (loss)	(7)%	15%	(10)%	9%

Comparison of the Three Months Ended September 30, 2012 and 2011

Revenue

	For the Three Months Ended September 30,
	2012	2011	Increase
	(As Restated)		(As Restated)
Energy procurement	$5,626,444	$5,625,070	$1,374	—%
Energy efficiency services	1,979,410	—	1,979,410	—

Total revenue	$7,605,854	$5,625,070	$1,980,784	35%

Revenue increased 35% for the three months ended September 30, 2012 as compared to the same period in 2011 due to revenue from our acquisitions completed in the fourth quarter of 2011 and increased auction activity in our retail product line. Our Energy procurement segment revenues remained consistent with the prior year as additions of the energy procurement contracts of Co-eXprise and GSE were offset by decreases in gas and wholesale transaction activity. In addition, the energy procurement revenue for the third quarter of 2011 included a $0.7 million incremental increase representing a one-time, upfront payment from one of our suppliers related to expected future energy usage. Our Energy efficiency services segment generated approximately $2.0 million in revenue in the third quarter of 2012 due to our October 2011 acquisition of NES and projects completed by our internal energy efficiency services group.

Cost of revenue

	For the Three Months Ended September 30,
	2012		2011
	$	% of Revenue	$	% of Revenue	Increase
		(As Restated)
Energy procurement	$1,088,393	19%	$970,846	17%	$117,547	12%
Energy efficiency services	1,544,520	78%	—	—	1,544,520	—

Total cost of revenue	$2,632,913	35%	$970,846	17%	$1,662,067	171%

Cost of revenue increased 171% for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 primarily due to increases in equipment, material and labor costs associated with projects completed by our Energy efficiency services segment. Cost of revenue for our Energy procurement segment increased 12% due to increases in payroll resulting from a net increase in employees including our recent acquisitions. Cost of revenue associated with our Energy procurement segment as a percent of revenue increased 2% due to the increase in payroll costs. The costs of revenue associated with our Energy efficiency services segment was primarily associated with equipment, material and labor costs associated with completed projects during the quarter. Cost of revenue as a percent of our Energy efficiency services revenue was 78% as we continued to build our project management team during the quarter.

Operating expenses

	For the Three Months Ended September 30,
	2012		2011
	$	% of Revenue	$	% of Revenue	Increase
		(As Restated)
Sales and marketing	$3,638,961	48%	$2,512,191	45%	$1,126,770	45%
General and administrative	1,769,718	23	1,293,822	23	475,896	37

Total operating expenses	$5,408,679	71%	$3,806,013	68%	$1,602,666	42%

Sales and marketing expenses increased 45% for the three months ended September 30, 2012 as compared to the same period in 2011 primarily due to increases in payroll, internal commissions and amortization of intangible assets. Payroll and internal commissions increased due to an increase of twenty-seven sales and marketing employees versus the same period last year primarily due to our acquisitions and hires in our Energy efficiency services segment and mid-market group. Amortization expense related to intangible assets increased due to our 2011 acquisitions. Sales and marketing expense as a percentage of revenue increased 3% due to the increase in costs described above substantially offset by the 35% revenue increase.

The 37% increase in general and administrative expenses for the three months ended September 30, 2012 as compared to the same period in 2011 was primarily due to increases in amortization expense, compliance and payroll costs. These increased costs were primarily due to our 2011 acquisitions. General and administrative expenses as a percent of revenue remained consistent with the prior year as the cost increases were substantially offset by the 35% revenue increase.

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

Net income (loss)

We reported a net loss for the three months ended September 30, 2012 of $0.5 million and net income for the three months ended September 30, 2011 of $0.9 million, as cost increases and lower margins associated with our Energy efficiency services segment were partially offset by increases in revenue in the third quarter of 2012. In addition, net income for the third quarter of 2011 reflected a $0.5 million increase representing an one-time, upfront payment from one of our suppliers related to future energy usage net of internal and third party commission expense.

Comparison of the Nine Months Ended September 30, 2012 and 2011

Revenue

	For the Nine Months Ended September 30,
	2012	2011	Increase
	(As Restated)
Energy procurement	$17,480,645	$15,180,140	$2,300,505	15%
Energy efficiency services	4,103,815	—	4,103,815	—

Total revenue	$21,584,460	$15,180,140	$6,404,320	42%

Revenue increased 42% for the nine months ended September 30, 2012 as compared to the same period in 2011 due to nine months of revenue from our acquisitions completed in the fourth quarter of 2011 and increased auction activity in our retail product line. Our Energy procurement segment increased 15% due to the additions of the energy procurement contracts of Co-eXprise and GSE and, to a lesser extent, increased transaction activity due to new customers. The energy procurement revenue for the nine months ended September 30, 2011 included a $0.7 million incremental increase representing a one-time, upfront payment from one of our suppliers related to expected future energy usage. Our Energy efficiency services segment generated approximately $4.1 million in revenue in the first nine months of 2012 due to our October 2011 acquisition of NES and projects completed by our internal energy efficiency services group.

Cost of revenue

	For the Nine Months Ended September 30,
	2012		2011
	$	% of Revenue	$	% of Revenue	Increase
		(As Restated)
Energy procurement	$3,518,073	20%	$2,907,359	19%	$610,714	21%
Energy efficiency services	3,096,738	75%	—	—	3,096,738	—

Total cost of revenue	$6,614,811	31%	$2,907,359	19%	$3,707,452	128%

Cost of revenue increased 128% for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 primarily due to increases in equipment, material and labor costs associated with projects completed by our Energy efficiency services segment. Cost of revenue for our Energy procurement segment increased 21% due to increases in payroll resulting from a net increase in employees including our recent acquisitions. Cost of revenue associated with our Energy procurement segment as a percent of revenue increased 1% due to the cost increases noted above, substantially offset by the 15% increase in revenue. The costs of revenue associated with our Energy efficiency services segment was primarily associated with equipment, material and labor costs associated with completed projects during the quarter. Cost of revenue as a percent of our Energy efficiency services revenue was 75% as we continued to build our project management team during the year.

Operating expenses

	For the Nine Months Ended September 30,
	2012		2011
	$	% of Revenue	$	% of Revenue	Increase
		(As Restated)
Sales and marketing	$11,171,915	52%	$7,385,241	49%	$3,786,674	51%
General and administrative	5,748,957	26	3,610,892	24	2,138,065	59

Total operating expenses	$16,920,872	78%	$10,996,133	73%	$5,924,739	54%

Sales and marketing expenses increased 51% for the nine months ended September 30, 2012 as compared to the same period in 2011 primarily due to increases in payroll, internal commissions and amortization of intangible assets. Payroll and internal commissions increased due to an increase of twenty-seven sales and marketing employees versus the same period last year primarily due to our acquisitions and hires in our Energy efficiency services segment and mid-market group. Amortization expense related to intangible assets increased due to our 2011 acquisitions. Sales and marketing expense as a percentage of revenue increased 3% due to the increase in costs described above, which were substantially offset by the 42% increase in revenue.

The 59% increase in general and administrative expenses for the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily due to increases in payroll, amortization expense, compliance and certain non-recurring costs. Amortization expense related to intangible assets, payroll and compliance costs increased primarily due to our 2011 acquisitions. In addition, we incurred $0.5 million of non-recurring charges related to severance, our corporate and Ohio office moves, and a channel partner advance. General and administrative expenses as a percent of revenue increased 2% as the above noted costs were substantially offset by the 42% increase in revenue.

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

Net income (loss)

We reported a net loss for the nine months ended September 30, 2012 of $2.2 million and net income of $1.3 million for the nine months ended September 30, 2011, due to the increase in costs noted above, including the $0.5 million of non-recurring costs, partially offset by the 42% increase in revenue,. In addition, net income for the nine months ended September 30, 2011 reflected a $0.5 million increase representing a one-time, upfront payment from one of our suppliers related to future energy usage, net of internal and third party commission expense.

Liquidity and Capital Resources

At September 30, 2012, we had no commitments for material capital expenditures. We have identified and executed against a number of strategic initiatives that we believe are key components of our future growth, including: expanding our community of listers, bidders and channel partners on our exchanges; strengthening and extending our long-term relationships with government agencies; entering into other energy-related markets including wholesale transactions with utilities, energy efficiency, and demand response; making strategic acquisitions; and growing our direct and inside sales force. As of September 30, 2012 our workforce numbered 105, an increase of twenty-three employees from the number that we employed at December 31, 2011. At September 30, 2012, we had 49 professionals in our sales and marketing and account management groups, 37 in our supply desk group and 19 in our general and administrative group.

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

With our acquisition of NEP subsequent to quarter end, we added an additional $2.0 million seller note and $2.5 million of potential contingent consideration, both payable in cash during the fourth quarter of 2013. In addition, in the fourth quarter of 2012 we expanded our term note with SVB by increasing the amount outstanding by $4.0 million to $6.5 million and entered into an 8-year, $4.0 million Subordinated Note due 2020 with Massachusetts Capital Resource Company (“MCRC”). While the expansion/addition of these debt instruments significantly increased our commitments, we believe we have the resources to meet both our short- and long-term obligations under these arrangements based on cash on-hand, operating cash flows from our base business and cash expected to be generated from all of our acquired businesses. During the quarter and year-to-date periods we generated $0.2 million and $0.4 million of EBITDA and ended the quarter with $3.0 million in cash and cash equivalents. We have structured all of our long-term instruments to allow for early retirement in the short-term with minimal penalty and believe that we will have the resources to meet our obligations related to our acquisitions by the end of 2014 if we decide to do so.

Comparison of September 30, 2012 to December 31, 2011

	September 30, 2012	December 31, 2011	Increase
	(As Restated)	(As Restated)	(As Restated)
Cash and cash equivalents	$3,014,090	$1,837,801	$1,176,289	64%
Trade accounts receivable	5,975,828	3,603,634	2,372,194	66
Days sales outstanding	72	62	10	16

Working capital (deficit)	(1,010,385)	(3,996,690)	(5,007,075)	125
Stockholders’ equity	18,843,597	20,619,101	(1,775,504)	(9)

Cash and cash equivalents increased 64% primarily due to $3.3 million of customer advances, proceeds of $2.5 million from borrowings under our term note with SVB and the receipt of $0.8 million in cash from the sale of our Retroficiency investment. These increases were partially offset by contingent consideration payments of $2.3 million, payment of notes payable to seller of $1.0 million and a 66% increase in trade accounts receivable. Trade accounts receivable increased 66% primarily due to the 42% increase in revenue as compared to the fourth quarter of 2011. Days sales outstanding (representing accounts receivable outstanding at September 30, 2012 divided by the average sales per day during the current quarter, as adjusted) increased 16% due to the timing of in-period revenue recognized within the third quarter of 2012 as compared to the fourth quarter of 2011. Revenue from bidders representing 10% or more of our revenue decreased to 22% from two bidders during the nine months ended September 30, 2012, from 24% from two bidders during the same period in 2011.

The working capital balance at September 30, 2012 (consisting of current assets less current liabilities) improved $1.2 million from December 31, 2011 primarily due to cash generated from the sale of our Retroficiency investment, proceeds from our term note with SVB, customer advances in our mid-market product line and positive EBITDA. These increases in cash funded our repayment of $2.3 million of contingent consideration, notes payable to seller of $1.0 million and the increase in trade accounts receivable. Stockholders’ equity decreased 9% for the nine months ended September 30, 2012 due to the $2.2 million of net loss for the nine-months ended September 30, 2012, partially offset by share-based compensation and proceeds from the exercise of stock options.

Cash provided by operating activities for the nine months ended September 30, 2012 and 2011 was approximately $1.4 million and $1.9 million, respectively. The decrease in 2012 was primarily due to the $2.4 million increase in accounts receivable and a $1.8 million decrease in EBITDA partially offset by a $3.3 million increase deferred revenue and customer advances. Cash used in investing and financing activities for the nine months ended September 30, 2012 was approximately $0.2 million primarily due to the payment of $2.3 million of contingent consideration, $1.0 million payment of notes payable to seller related to our 2011 acquisitions and $0.3 million of fixed asset additions related to our office moves. These decreases were significantly offset by cash received from the sale of our Retroficiency investment and proceeds from our $2.5 million term loan with SVB. Cash provided by investing and financing activities for the nine months ended September 30, 2011 was $1.1 million primarily due to net proceeds of $5.3 million received from the sale of common stock during the second quarter of 2011, which was significantly offset by the $4.0 million paid to acquire the Co-eXprise energy procurement business during the third quarter of 2011.

EBITDA, representing net income or loss before interest, income taxes, depreciation and amortization for the nine months ended September 30, 2012 was $0.4 million as compared to $2.2 million for the same period in the prior year. The $3.2 million decrease in operating loss was primarily due to a $1.3 million increase in depreciation and amortization related to acquisitions compared to the first nine months of 2011. We have generated EBITDA for seven of the previous nine quarters for a cumulative total of $3.3 million. Please refer to the section below discussing non-GAAP financial measures for a reconciliation of non-GAAP measures to the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(As Restated)		(As Restated)
GAAP net income (loss)	$(545,155)	$855,144	$(2,245,241)	$1,296,544
Add: Interest (income) expense, net	86,917	(14,183)	274,624	(41,646)
Add: Income taxes	22,500	7,250	72,500	21,750
Add: Amortization of intangibles	618,228	264,821	2,076,369	743,544
Add: Amortization of other assets	8,833	27,751	30,504	104,089
Add: Depreciation	55,443	30,941	158,513	97,965

Non-GAAP EBITDA	$246,766	$1,171,724	$367,269	$2,222,246

Non-GAAP EBITDA per share	$0.02	$0.11	$0.03	$0.22

Add: Share-based compensation	120,175	171,389	319,619	488,897

Non-GAAP adjusted EBITDA	$366,941	$1,343,113	$686,888	$2,711,143

Non-GAAP adjusted EBITDA per share	$0.03	$0.12	$0.06	$0.26

Weighted average diluted shares	11,946,504	10,809,144	11,945,177	10,247,294

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

Revenue Estimation

Our estimates in relation to revenue recognition affect revenue and sales and marketing expense as reflected on our statements of operations, and trade accounts receivable and accrued commission accounts as reflected on our balance sheets. For any quarterly reporting period, we may not have actual usage data for certain energy suppliers and will need to estimate revenue. We initially record revenue based on the energy consumers’ historical usage profile. At the end of each reporting period, we adjust this historical profile to reflect actual usage for the period and estimate usage where actual usage is not available. For the nine months ended September 30, 2012, we estimated usage for approximately 9% of our revenue resulting in an approximate $43,000 adjustment to decrease revenue. This decrease in revenue resulted in an approximate $10,000 decrease in sales and marketing expense related to third party commission expense associated with those revenues. Corresponding adjustments were made to trade accounts receivable and accrued commissions, respectively. A 1% difference between this estimate and actual usage would have an approximate $18,000 effect on our revenue for the nine months ended September 30, 2012.

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

Level 1 – Pricing inputs are quoted prices available in active markets for identical investments as of the reporting date. As required by ASC 820, the Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

Level 2 – Pricing inputs are quoted prices for similar investments, or inputs that are observable, either directly or indirectly, for substantially the full term through corroboration with observable market data. Level 2 includes investments valued at quoted prices adjusted for legal or contractual restrictions specific to these investments.

Level 3 – Pricing inputs are unobservable for the investment, that is, inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability. Level 3 includes investments that are supported by little or no market activity.

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

Our estimates in relation to income taxes affect income tax benefit and deferred tax assets as reflected on our statements of operations and balance sheets, respectively. The deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized in the near term. As of September 30, 2012, we had net deferred tax assets of approximately $8.0 million against which a full valuation allowance has been established. To the extent we determine that it is more likely than not that we will recover all of our deferred tax assets, it could result in an approximate $8.0 million non-cash tax benefit.

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

In March 2013, we re-evaluated our controls under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2012.

Internal Control Over Financial Reporting

Based on the March 2013 re-evaluation, our management concluded that, as of September 30, 2012, our internal control over financial reporting was not effective based on the COSO criteria and that we had a material weakness. A “material weakness” is defined as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

In connection with the vesting of restricted stock granted to employees, we withheld shares with value equivalent to employees’ minimum statutory obligations for the applicable income and other employment taxes. A summary of the shares withheld to satisfy employee tax withholding obligations for the three months ended September 30, 2012 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plan
7/01/12 - 7/31/12	—	$—	—	—
8/01/12 - 8/31/12	11	$3.79	—	—
9/01/12 - 9/30/12	80	$3.93	—	—

Total	91	$3.91	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from World Energy Solutions, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012, formatted in Extensible Business Reporting Language: (i) the condensed consolidated balance sheets; (ii) the condensed consolidated statements of income; (iii) the condensed consolidated statements of cash flows; and (iv) notes to the condensed consolidated financial statements.

*	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise not subject to liability under those sections.

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