Form 10-K
period 2012-12-31
World Energy Solutions, Inc.
filed 2013-04-16
CIK 1371781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012 or

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant based on the last sale price of such stock as reported by the NASDAQ Capital Market on June 30, 2012 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $29,991,854.

As of April 9, 2013, the registrant had 12,115,621 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III will incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2013 Annual Meeting of Stockholders.

World Energy Solutions, Inc.

Form 10-K

For the Year Ended December 31, 2012

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “could”, “would”, “should”, “will”, “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates” and similar expressions. We have based these forward-looking statements on our current expectations and projections about future events, including without limitation, our expectations of backlog and energy prices. Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect and all of these statements are subject to risks and uncertainties. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections or expectations prove incorrect, actual results, performance or financial condition may vary materially and adversely from those anticipated, estimated or expected. Our actual results and timing of certain events could differ materially from those discussed in these statements. Factors that could contribute to these differences include but are not limited to, those discussed under “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Report. The cautionary statements made in this Report should be read as being applicable to all forward-looking statements wherever they appear in this Report. The forward-looking statements made in this Report are made as at the date hereof. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, other than as required by securities laws.

PART I

Item 1. Business

Overview

World Energy Solutions, Inc. (“World Energy”, the “Company” or “we”) offers a range of energy management solutions to commercial and industrial businesses, institutions, utilities, and governments to reduce their overall energy costs. The Company comes to market with a holistic approach to energy management helping customers a) contract for the lowest price for energy, b) engage in energy efficiency projects to minimize quantity used and c) maximize available rebate and incentive programs. The Company made its mark on the industry with an innovative approach to procurement via its state-of-the-art online auction platform, the World Energy Exchange®. With recent investments and acquisitions, World Energy is building out its energy efficiency practice — engaging new customers while also pursuing more cross-selling opportunities for its procurement services. The Company is also taking its suite of solutions to the rapidly growing small- and medium-sized customer markets.

World Energy provides energy management services utilizing state-of-the-art technology and the experience of a seasoned team to bring lower energy costs to its customers. The Company uses a simple equation

E = P · Q - i

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

The net proceeds raised to date were applied in the third and fourth quarters of 2011 to make three acquisitions. We purchased the book of energy contracts from Co-eXprise, Inc. (“Co-eXprise”), expanding our customer base in the auction market, particularly in the government space. We acquired the assets and certain liabilities of Northeast Energy Solutions, LLC (“NES”), a small efficiency shop based in Connecticut. Finally we acquired the assets and certain liabilities of GSE Consulting, LP (“GSE”), a mid-market broker principally serving the Texas market. These acquisitions strengthen our leadership position in energy auctions, supplement our expansion efforts into the efficiency space, and provide us with a strong base in the growing small- and medium-sized customer marketplaces of the energy brokerage industry. In the fourth quarter of 2012, we purchased the assets of Northeast Energy Partners, LLC (“NEP”), a mid-market broker in Connecticut with over 2,000 customers. These customers, situated primarily in Connecticut and Massachusetts, are an ideal target for our energy efficiency services.

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

Energy Suppliers: These entities take title to power and resell it directly to energy consumers. These are typically well-funded entities, which service both energy consumers directly and also work with ABCs, to contract with energy consumers. Presently, we estimate there are over 500 competitive suppliers, several of which operate on a national level and are registered in nearly all of the 16 states and the District of Columbia that permit CIG energy consumers to choose their electricity supplier and have deregulated pricing to create competitive markets. Of the 16 deregulated states, 14 have fully viable competitive markets.

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

At the retail level, reforms and restructuring have taken place on a state by state basis, with varying nuances to the restructuring in different states. For example, certain state commissions have allowed local distribution companies to offer unbundled transportation service to large customers; to provide flexible pricing in competitive markets; and to engage in other competitive activities.

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

Demand Response

The electric power industry in North America faces enormous challenges to keep pace with the expected increase in demand for electricity and to manage the increased amount of intermittent renewable energy resources that are expected to be connected to the power grid in the future. Because electricity cannot be economically stored using commercially available technology today, it must be generated, delivered and consumed at the moment that it is needed by end-use customers. Maintaining a reliable electric power grid therefore requires real-time balancing between supply and demand. Power generation, transmission and distribution facilities are built to capacity levels that can service the maximum amount of anticipated demand plus a reserve margin intended to serve as a buffer to protect the system in critical periods of peak demand or unexpected events such as failure of a power plant or major transmission line. However, under-investment in generation, transmission and distribution infrastructure in recent years in key regions, coupled with a dramatic growth in electricity consumption over that same time period, has led to an increased frequency of voltage reductions — commonly known as brownouts — and blackouts, and periodically prevents the transport of power to constrained areas during periods of peak demand, which can affect reliability and cause significant economic impacts.

As the electric power industry confronts these challenges, demand response, or DR, has emerged as an important solution to help address the imbalance in electric supply and demand. For example, the EPA 2005 declared it the official policy of the United States to encourage demand response and the adoption of devices that enable it. In addition, the Energy Independence and Security Act of 2007 ordered the FERC to conduct a nationwide assessment of demand response potential and create a national action plan to promote demand response at the federal level and support individual states in their own demand response initiatives.

Our customers in the DR market are energy consumers that agree to curtail their electricity consumption when requested by Regional Transmission Organizations, or RTOs, or Independent System Operators, or ISOs, during times of peak demand. We bring together these energy consumers with Demand Response Providers, or DRPs, to auction off the energy consumers capacity. DRPs compete against each in a forward auction, bidding up the percentage of the DR revenue that the energy consumer will receive from a specific DR program.

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

Several utilities offer incentive programs that encourage efficiency as well. These programs collect an efficiency surcharge from each customer in their territories, and then provide rebate programs that offset the costs of approved energy retrofits for lighting, mechanical and heating, ventilation, air conditioning (“HVAC”) systems. In a 2012 report, New England ISO projects it will spend $5.7 billion on energy efficiency programs in the region from 2015-2021, up from $1.2 billion in 2008-2011.

With our recent investments, extensive base of federal and state government clients, growing footprint in the commercial property space, and large channel partner network that includes leading energy service companies, we expanded our presence in the energy efficiency market with our acquisition of NES in October 2011. NES focuses on turn-key electrical and mechanical energy efficiency measures serving commercial, industrial and institutional customers.

Wholesale Energy

The wholesale electricity market is the competitive market that connects generators (sellers) with utilities, electricity retailers and intermediaries (buyers) who purchase electricity to re-sell on the retail market. We estimate that total wholesale purchases of electric power in 2012 were over 5.7 billion MWh. Natural gas is an important input fuel for generators, and U.S. consumption of natural gas in 2011 exceeded 24 trillion cubic feet.

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

Environmental Commodities

Concerns about global warming have spawned a number of initiatives to reduce greenhouse gas emissions. The most widely adopted of these initiatives is the Kyoto Protocol pursuant to which many countries in Europe, Asia and elsewhere have created carbon cap and trade systems. In carbon cap and trade programs, carbon dioxide emission caps are established and producers of these emissions can buy or sell credits in order to meet their required allocations. While the United States did not ratify the Kyoto Protocol, there are a number of initiatives in the U.S. at the regional, state and local levels aimed at limiting greenhouse gas emissions, the most robust of which is the Regional Greenhouse Gas Initiative, or RGGI.

In August 2008, we were awarded a two-year contract with RGGI, which is the first mandatory, market based effort in the United States to reduce greenhouse gas emissions. RGGI selected our World Green Exchange® to sell allowances for the emitting of carbon dioxide emissions from the power sector. This contract was subsequently extended for an additional two-year period, and also for the first of two, one-year options. We have successfully completed eighteen quarterly auctions for RGGI through December 31, 2012, raising more than $1 billion in proceeds for RGGI states to re-invest in energy efficiency and other consumer-benefitting measures.

Company Strategy and Operations

Overview

World Energy offers a range of energy management solutions to commercial and industrial businesses, institutions, utilities, and governments to reduce their overall energy costs. The Company comes to market with a holistic approach to energy management helping customers a) contract for the lowest price for energy, b) engage in energy efficiency projects to minimize quantity used and c) maximize available rebate and incentive programs. The Company made its mark on the industry with an innovative approach to procurement via its state-of-the-art online auction platform, the World Energy Exchange®. With recent investments and acquisitions, World Energy is building out its energy efficiency practice — engaging new customers while also pursuing more cross-selling opportunities for its procurement services. The Company is also taking its suite of solutions to the rapidly growing small- and medium-sized customer markets.

World Energy provides energy management services utilizing state-of-the-art technology and the experience of a seasoned team to bring lower energy costs to its customers. The Company uses a simple equation

E = P · Q - i

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

These Seven Levers of Energy Management™ are supported by state of the art technology developed or licensed by our Company. Our flagship platform is the World Energy Exchange. On the World Energy Exchange energy consumers in North America are able to negotiate for the purchase or sale of electricity, natural gas and other energy resources from competing energy suppliers which have agreed to participate on our auction platform in a given event. Buyers and sellers can also negotiate for the purchase or sale of environmental commodities such as Renewal Energy Certificates, or RECs, Verified Emissions Reductions, or VERs, and Certified Emissions Reductions, or CERs. In addition, the World Energy Exchange enables DRPs and energy consumers to come together in highly-structured auction events designed to yield price transparency, heighten competition, and maximize the energy consumers’ share of demand response revenues.

We bring bidders and listers together in our online marketplace, often with the assistance of our channel partners, who identify and work with customers to consummate transactions. Our exchange is comprised of a series of software modules that automate our comprehensive procurement process including:

•	energy and environmental commodities sourcing management — a database of suppliers and contacts;

•	lead management — a module to track prospective customers through the sales process;

•	deal and task management — a module to list, assign and track steps to complete a procurement successfully;

•	market intelligence — databases of information related to market rules and pricing trends for markets;

•	RFP development — a module to create RFPs with a variety of terms and parameters;

•	conducting auctions — underlying software to manage the bidding and timing of an auction and display the results;

•	portfolio management — a database of contracts, sites, accounts and historical usage;

•	risk management — monitoring, triggering and messaging tools;

•	commission reporting — a system to display forecasted and actual commissions due to channel partners; and

•	receivables management — a system to upload data received from suppliers and track payment receipt.

Our technology-based solution is attractive to channel partners as it provides them with a business automation platform to enhance their growth, profitability and customer satisfaction. Channel partners are important to our business because these entities offer our auction platform to enhance their service offerings to their customers. By accessing our market intelligence and automated auction platform, channel partners significantly contribute to our transaction volume, and in return, we pay them a fixed percentage of the revenue we receive from winning bidders (i.e., energy suppliers and other buyers). This third party commission structure is negotiated in advance and included in the channel partner agreement based on a number of factors, including expected volume, effort required in the auction process and competitive factors.

As a requirement to bid in an auction (which is described in greater detail below), bidders must enter into an agreement to pay our fee if they execute a contract as a result of the auction. Following an auction event, our employees continue to work with the energy consumer and other listers or collectively, the customer, and bidder through the contract negotiation process and, accordingly, we are aware of whether a contract between the customer and bidder is consummated. If a contract is entered into between a customer and bidder using our auction platform, we are compensated based upon a fixed fee, or commission rate, that is built into the price of the commodity. This approach is attractive to both the customer and bidder as there is no fee charged to either party if the brokering process does not result in a contract. Our fees are based on the total volume of the commodity transacted between the customer and bidder multiplied by our contractual commission rate. We have master agreements with our bidders, whereby bidders are allowed to bid on customer requirements in exchange for agreeing to pay the fee that we have negotiated with the customer. In order to participate in any specific auction, bidders are required to acknowledge and agree to our fee on our online platform prior to participating in that auction.

Retail Electricity Transactions

For retail electricity transactions, monthly revenue is based on actual usage data obtained from the energy supplier for a given month or, to the extent actual usage data is not available, based on the estimated amount of electricity delivered to the energy consumer for that month. While the number of contracts closed via the World Energy Exchange in any given period can fluctuate widely due to a number of factors, this revenue recognition method provides for a relatively predictable revenue stream, as revenue is based on energy consumers’ actual historical energy usage profile. However, monthly revenue can still vary from our expectations because usage is affected by a number of variables such as the weather and the general business conditions affecting our energy consumers.

Contracts between energy consumers and energy suppliers are signed for a variety of term lengths, with a one to two-year contract term being typical for commercial and industrial energy consumers, and government contracts typically having two to three year, and occasionally five-year terms. Backlog relates to contracts in force on a given date representing transactions between bidders and listers on our platform related to commodity brokerage assuming listers consume energy at their historical levels or deliver credits at expected levels. The charts below display our annualized and total backlog from year-end 2008 through 2012. Total backlog represents the commission that we would derive over the remaining life of those contracts. Annualized backlog represents the commission that we would derive from those contracts within the twelve months following the date on which the backlog is calculated. For any particular contract, annualized backlog is calculated by multiplying the energy consumer’s historical usage by our fixed contractual commission rate. This metric is not intended as an estimate of overall future revenues, since it does not purport to include revenues that may be earned during the relevant backlog period from new contracts or renewals of contracts that expire during such period. In addition, annualized backlog does not represent guaranteed future revenues, and to the extent actual usage under a particular contract varies from historical usage, our revenues under such contract will differ from the amount included in backlog.

In addition to retail electricity contracts, we have ongoing contractual arrangements with retail natural gas customers under which we deliver certain energy management and auction administration services for which we receive a monthly fee. Total and annualized backlog as at December 31, 2012 includes monthly management fees related to natural gas contracts of $0.8 million that have expected revenue associated with them from January 1, 2013 through December 31, 2013. These contracts can be terminated within 30 days notice per the terms of the contracts and, therefore, backlog does not include any revenue from expected contract renewals from the management fees beyond December 31, 2013.

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

Retail Natural Gas Transactions

There are two primary fee components to our retail natural gas services: transaction fees and management fees. Transaction fees are billed to and paid by the energy supplier awarded business on the platform. These fees are established prior to award and are the same for each supplier. For the majority of our natural gas transactions, we bill the supplier upon the conclusion of the transaction based on the estimated energy volume transacted for the entire award term multiplied by the transaction fee. Management fees are paid by our energy consumers and are generally billed on a monthly basis for services rendered based on terms and conditions included in our contractual arrangements with energy consumers. While substantially all of our retail natural gas transactions are accounted for in accordance with this policy, a certain percentage are accounted for as the natural gas is consumed by the energy consumer and recognized as revenue in accordance with the retail electricity transaction revenue recognition methodology described above.

Mid-Market Transactions

We earn a monthly commission on energy sales from each energy supplier based on the energy usage transacted between the energy supplier and energy consumer. The commissions are not based on the retail price for electricity but rather on the amount of energy consumed. Commissions are calculated based on the energy usage transacted between the energy supplier and energy consumer multiplied by our contractual commission rate. Revenue from commissions is recognized as earned over the life of each contract as energy is consumed, provided there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the fee is reasonably assured, and customer acceptance criteria, if any, has been successfully demonstrated. We generally recognize revenue on these transactions when we have received verification from the electricity supplier of the end-users power usage and electricity supplier’s subsequent collection of the fees billed to the end user. The verification is generally accompanied with payment of the agreed upon fee to us, at which time the revenue is recognized. Commissions paid in advance are recorded as customer advances and are recognized monthly as commission revenue based on the energy exchanged that month. To the extent we do not receive verification of actual energy usage or we cannot reliably estimate what actual energy usage was for a given period, revenue is deferred until usage and collection data is received from the energy supplier.

Demand Response Transactions

Demand response transaction fees are recognized when we have received confirmation from the DRP that the energy consumer has performed under the applicable RTO or ISO program requirements. The energy consumer is either called to perform during an actual curtailment event or is required to demonstrate its ability to perform in a test event during the performance period. For the PJM Interconnection, or PJM, an RTO that coordinates the movement of wholesale electricity in all or parts of 13 states and the District of Columbia, the performance period is June through September in a calendar year. Test results are submitted to the PJM by the DRPs and we receive confirmation of the energy consumer’s performance in the fourth quarter. DRPs typically pay us ratably on a quarterly basis throughout the demand response fiscal year (June to May). As a result, a portion of the revenue we recognize is reflected as unbilled accounts receivable.

Wholesale and Environmental Commodity Transactions

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

Energy Efficiency Services

Our Energy efficiency services segment is primarily project driven where we identify efficiency measures that energy consumers can implement to reduce their energy usage. We present retrofit opportunities to customers, get approval from them to proceed and submit the proposal to the local utility for cost reimbursement. Once the utility approves funding for the project, we install the equipment, typically new heating, ventilation or air conditioning equipment, or replace lighting fixtures to more efficient models. We recognize revenue for energy efficiency services when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. Due to the short-term nature of projects (typically two to three weeks), we utilize the completed-contract method. We also assess multiple contracts entered into by the same customer in close proximity to determine if the contracts should be combined for revenue recognition purposes. Revenues are recognized based upon factors such as passage of title, installation, payments and customer acceptance.

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

At the commencement of the process, non-government energy consumers will enter into a procurement services agreement with us pursuant to which we are appointed as the brokerage service provider to solicit and obtain bids for the supply of energy or environmental commodities and to assist in the procurement of these commodities. Government energy consumers will send out a solicitation at the commencement of the brokerage process which sets out the contract terms. Only bidders that are qualified under the solicitation may participate in the auction. Bidders who wish to bid on the provision of energy or environmental commodities to such customers must participate in our brokerage process and cannot contract with customers outside of our brokerage process.

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

Prior to conducting the auction, the auction parameters, including target price, supplier preferences, contract terms, payment terms and product mix, as applicable, are discussed with the customer and agreed upon. Approximately two to five days prior to the auction, we will post RFPs with these auction parameters on our World Energy Exchange and alert the potential bidders. Additionally, bidders are provided with information about the customer, historical energy usage information relating to the energy consumer’s facilities (if retail customers), and the desired contract parameters, several days in advance of the auction as part of the RFP. This advance notice gives the bidders the opportunity to analyze the value of a potential deal and the creditworthiness of the customer. We believe that, using this information along with the auction parameters described in the RFP, the bidders develop a bidding strategy for the auction.

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

Following an auction, the auction results are analyzed and if the auction has been successful, we assist the customer with the contracting process with the winning bidder which is typically finalized within several hours of the closing of the last auction event. In the case of a commercial energy consumer, we facilitate any remaining discussion between the leading energy supplier and the energy consumer relating to the energy supplier’s contract terms that were not addressed in establishing the auction parameters. In the case of government energy consumers, the energy suppliers have seen and, in general, have agreed to the form of supply contract being required by the government energy consumer. Accordingly, the time period between the end of the auction and the execution of a contract is usually shorter than in the case of non-government energy consumers. Not all auctions result in awarded contracts.

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

As we build out our procurement capabilities within the retail energy marketplace, we have begun to offer our procurement services to smaller commercial and industrial customers. We refer to these customers as the mid-market. While we still assist end users in procuring their energy needs, we do not utilize our online solution to consummate these transactions. Rather, we gather price quotes directly from competing energy supplier for these customers. While we will still have firm agreements with each respective energy supplier and still get paid by the winning energy supplier based on the amount of energy consumed by the end user, we may or may not have a definitive agreement with the energy user.

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

Leveraging New Products such as Demand Response, Risk Management and Efficiency. We continue to expand our offerings either organically or via acquisition (risk management via Energy Gateway, LLC (“Energy Gateway”) and efficiency via NES), and sell them to new prospects or existing customers via our sales force and channel network.

Making Strategic Acquisitions. From time to time, we also pursue strategic acquisitions to help us expand geographically, add expertise and product depth, provide accretive revenue and profit streams or a combination of two or more of the above. We believe with our public currency and automated systems that we are a logical entity to roll up the industry.

Push into the Mid-Market. We see the mid-market as being a viable growth opportunity, and with our acquisition of GSE and NEP we added a base of expertise that can enable us to take their Texas and Connecticut footprints and expand them nationally.

Continuing to Develop Channel Partner Relationships. A significant amount of the customers using our auction platforms have been introduced to us through our channel partners. Our plan is to focus on developing and increasing our number of channel partner relationships in an effort to expand the base of customers using our auction platforms. We have consistently increased the number of channel partners since 2007 from 42 to 249 at December 31, 2012.

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

Continue to expand in the Wholesale Market. An important rationale for our initial public offering was to enter the wholesale market where we had initial success in 2006. We have grown our customer base from 12 in 2008 to 85 as of December 31, 2012.

Expand our Share in the Natural Gas Market. While our core competence has traditionally been in electricity brokerage for retail energy consumers, we significantly expanded our share of the natural gas market with our 2007 acquisition of Energy Gateway. This acquisition provided us with additional staff, natural gas expertise and a post-and-respond software solution to add to our auction capability. We expect this combination to continue to strengthen our natural gas offering and present cross-selling opportunities.

Bidders, Listers and Channel Partners

Bidders. Our success is heavily dependent on our bidder relationships, the credibility of our bidders and the integrity of the auction process. Bidders include over 280 competitive electricity and natural gas suppliers and over 200 wholesale electricity suppliers registered on the World Energy Exchange, representing a majority of all suppliers in the deregulated electricity and natural gas markets. There are also over 150 users registered to transact for environmental commodities. Of the registered energy suppliers, more than 180 had active contracts with energy consumers that were brokered through our World Energy Exchange as of December 31, 2012. Two of these bidders accounted for 20% and 24% in the aggregate of our revenue for the years ended December 31, 2012 and 2011, respectively. In order to participate in an auction event, bidders must register with us by either entering into a standard-form agreement pursuant to which the bidder is granted a license to access our auction platform and bid at auction events or by qualifying to participate in an auction pursuant to a government solicitation. Our national standard form agreement is typically for an indefinite term, may be terminated by either party upon 30 days prior written notice, is non-exclusive, non-transferable and cannot be sublicensed. Under our standard-form agreement or the government solicitation, the bidder agrees to pay us a commission, which varies from contract to contract and is based on a set rate per energy unit consumed by the lister.

Listers. Listers using our auction platform to procure energy, demand response and environmental commodities include government agencies, commercial and industrial energy consumers, utilities, municipal utilities, environmental commodity project owners, financial institutions and brokers. Government energy consumers have complex energy needs in terms of both scope and scale, which we believe can best be met with a technology-based solution such as our exchanges. Additionally, the automated nature of our exchanges is designed to support protest free auctions. We have brokered energy for the General Services Administration (“GSA”) and over 25 federal agencies, and numerous county and state governments including the nine Northeast and Mid-Atlantic states participating in RGGI.

Our contracts for the online energy procurements with these governmental entities are typically for multiple years ranging from two to five years. During this contractual period, the governmental entity may run various auctions for different locations or agencies that fall under their purview. As a result, revenue from these customers could extend beyond the actual contractual term. As additional states open their electricity markets to competition and suppliers enter those markets creating a competitive landscape, we plan to actively market our services to them. These contracts do not require that the government energy consumer use our services and, as is typical in government procurements, contain termination for convenience and fiscal funding clauses. If a contract was terminated for convenience, it would typically not have any bearing on energy delivered through the termination date. None of the energy consumers using our auction platform accounted for 10% or more of our aggregate revenue for the years ended December 31, 2012 and 2011, respectively.

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

Channel Partners. We also target customers through our channel partner model. These are firms with existing client relationships with certain customers that would benefit from the addition of an online procurement solution. Channel partners consist of a diverse array of companies including energy service companies, demand side consultants and manufacturers, ABCs and strategic sourcing companies, but in the most general terms they are resellers or distributors. As of December 31, 2012, we had entered into agreements with 249 channel partners that are currently engaged in efforts to source potential transactions to our exchanges, although not all have sourced a transaction for which an auction has been completed. Upon identifying opportunities with new channel partners, we enter into a channel partner agreement that grants the channel partner a non-exclusive right to sell our procurement process typically for a term of one year, which renews automatically unless terminated upon 30 days written notice. The channel partner receives a commission based generally on the amount of involvement of the channel partner in the procurement process.

Competition

Customers have a broad array of options when purchasing energy or environmental commodities. Retail energy consumers can either purchase energy directly from the utility at the utility’s rate or purchase energy in the deregulated market through one of the following types of entities: competitive energy suppliers, ABCs and online brokers. We compete with competitive energy suppliers, ABCs and other online brokers for energy consumers that are seeking an alternative to purchasing directly from the utility. Demand response customers typically negotiate demand response services directly with DRPs. Wholesale customers typically buy from generators, traders, traditional brokers who use phone-based methods, or bid-ask exchanges. Environmental commodity customers typically buy or sell directly through bilateral transactions, brokers, traders or bid-ask exchanges. Energy Efficiency Services customers typically use small to medium size lighting companies for their lighting efficiency measure. These lighting companies outsource any mechanical efficiency measures to small HVAC contractors.

Technology

The auction platform that powers our exchange is comprised of a scalable transaction processing architecture and web-based user interface. The auction platform is primarily based on internally developed proprietary software, but also includes third party components for user interface elements and reporting. The auction platform supports the selling and buying processes including bid placements, bidder registration and management, channel partner management, deal process management, contract management, site management, collection and commission management, and reporting. The auction platform maintains current and historical data online for all of these components.

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

Seasonality

Our revenue is subject to seasonality and fluctuations during the year primarily as a result of weather conditions and its impact on the demand for energy. The majority of our revenue is generated from the commissions we receive under any given energy contract, which is tied to the energy consumer’s consumption of energy. Therefore, revenue from natural gas consumption tends to be strongest during the winter months due to the increase in heating usage, and revenue from electricity consumption tends to be strongest during the summer months due to the increase in air conditioning usage. Our revenue is also subject to fluctuations within any given season, depending on the severity of weather conditions — during a particularly cold winter or an unseasonably warm summer, energy consumption will rise. In addition, transaction revenue in the natural gas and wholesale markets for which we invoice upon completion of the respective transaction tends to be higher in the first and fourth quarters when utilities and natural gas customers make their annual natural gas buys. Energy efficiency services revenue tends to be lowest in the first half of the year and increases in the second half of the year as utilities make a push to spend funds set aside for efficiency projects by the end of the calendar year.

Intellectual Property

We enter into confidentiality and non-disclosure agreements with third parties with whom we conduct business in order to limit access to and disclosure of our proprietary information.

We operate our platform under the trade name “World Energy Exchange®”. We own the following registered trademarks in the United States: World Energy Solutions®, World Green Exchange®, World DR Exchange® and World Energy Exchange®. We also own the following domain names: worldenergy.com, wesplatform.com, wexch.com, worldenergyexchange.com, worldenergysolutions.com, worldefficiencyexchange.com, worldgreenexchange.com, worlddrexchange.com, worldpowerexchange.com and worldenergysolutionsinc.com. To protect our intellectual property, we rely on a combination of copyright and trade secret laws and the domain name dispute resolution system.

Our corporate name and certain of our trade names may not be eligible for protection if, for example, they are generic or in use by another party. We may be unable to prevent competitors from using trade names or corporate names that are confusingly similar or identical to ours.

We have one patent titled “Method for Receiving Bids on Energy-Savings and Energy Supply Portfolio”, which relates to a computer-implemented method for determining an optimal award schedule for satisfaction of energy efficiency and energy supply requirements for a portfolio of one or more buildings.

If we are unable to protect our copyrights, trade secrets or domain names, our business could be adversely affected. Others may claim in the future that we have infringed their intellectual property rights.

Personnel

As of December 31, 2012, we had one hundred twenty-six employees consisting of two members of senior management, sixty sales and marketing employees, three information technology employees, forty-four supply desk employees and seventeen administrative employees. The extent and timing of any increase in staffing will depend on the availability of qualified personnel and other developments in our business. None of the employees are represented by a labor union, and we believe that we have good relationships with our employees.

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

Our registered and principal office is located at 100 Front Street, Worcester, Massachusetts, 01608, United States of America, and our telephone number is (508) 459-8100. Our website is located at www.worldenergy.com.

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

We have restated our previously issued audited financial statements for the year ended December 31, 2011, and the unaudited financial statements for the quarterly periods ended March 31, 2012, June 30, 2012, and September 30, 2012 included in our Quarterly Reports on Forms 10-Q and the unaudited pro forma disclosures included in our Current Report on Form 8-K/A filed on December 17, 2012 (the “Relevant Periods”). The determination to restate these consolidated financial statements and quarterly condensed consolidated financial statements was made by our Board of Directors, based upon the recommendations of the Audit Committee and in consultation with management, following the identification of errors related to the timing of revenue recognition for certain commission payments during the Relevant Periods.

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

We recently identified a material weakness in our internal control over financial reporting that resulted in restatements of our previously issued audited financial statements for the year ended December 31, 2011. If we are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

On March 29, 2013, our Board of Directors, based on the recommendation of the Audit Committee and in consultation with management, made the determination to restate our previously issued audited financial statements. We concluded that the timing of revenue recognition for certain commission payments was recorded incorrectly during the Relevant Periods. This incorrect treatment related to our revenue recognition policy for our mid-market product line, an area we entered with our acquisition of GSE on October 31, 2011. Under our accounting policies in effect at the time, we recognized revenue from up-front commission payments as cash was received from the energy supplier, beginning with the quarter ended December 31, 2011. As a result of our review, we determined that we were required to record these revenues upon contract completion, or earlier to the extent actual energy usage data is received from the energy supplier or can be reliably estimated. If we are unable to maintain adequate internal controls for financial reporting in the future, investor confidence in the accuracy of our financial reports may be impacted and the market price of our common stock could be negatively impacted.

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

We may change policies and business practices following acquisitions which may have negative impact on the acquired business and our ability to retain key employees of the acquired entity.

As we continue to acquire businesses we may implement changes around how those acquisitions had traditionally conducted their business in order to drive standardization and efficiencies in the combined entity. Such changes may entail:

•	changing payment terms with energy suppliers;

•	conforming employee commission plans to match our existing plans; and

•	implementing our standard procurement process and procedures and documentation requirements.

These changes may have a negative impact on the continuing business and our ability to retain key personnel of the acquired entity.

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

We derived approximately 54% of our revenue during 2012 from the brokerage of electricity. Although our reliance on the brokerage of electricity has diminished as we implemented our strategy to expand into other markets, we believe that our revenue will continue to be highly dependent on the level of activity in the electricity market for the near future. Transaction volume in the electricity market is subject to a number of variables, such as consumption levels, pricing trends, availability of supply and other variables. We have no control over these variables, which are affected by geopolitical events such as war, threat of war, terrorism, civil unrest, political instability, environmental or climatic factors and general economic conditions. We are particularly vulnerable during periods when energy consumers perceive that electricity prices are at elevated levels since transaction volume is typically lower when prices are high relative to regulated utility prices. Accordingly, if electricity transaction volume declines sharply, our results will suffer.

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

We have significantly increased our operating expenses as we expanded our brokerage capabilities to offer additional energy-related products, increased our sales and marketing efforts, developed our administrative organization and made acquisitions. For the year ended December 31, 2012 we had a pre-tax net loss of approximately $2.2 million. As we continue to invest in our business, we may incur operating losses. In addition, our budgeted expense levels are based, in significant part, on our expectations as to future revenue and are largely fixed in the short term. As a result, we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue which could compound those losses in any given fiscal period.

We have limited operating experience and a history of operating losses, which may make it difficult for you to evaluate our business and prospects.

We have a limited operating history upon which you can evaluate our business and prospects. We began assisting in energy transactions in 2001 and introduced our current auction model in April of that same year. Further, we have a history of losses and, at December 31, 2012, we had an accumulated deficit of approximately $16.8 million. You must consider our business, financial history and prospects in light of the risks and difficulties we face as an early stage company with a limited operating history.

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

Our future performance will depend substantially on the continued services of our senior management and other key personnel, including our chief information officer, senior vice president of operations and our market directors. If any one or more of these persons leave their positions and we are unable to find suitable replacement personnel in a timely and cost efficient manner, our business may be disrupted and we may not be able to achieve our business objectives, including our ability to manage our growth and successfully implement our strategic initiatives. While we have employment agreements with certain of our senior management and key personnel, such agreements permit our employees to terminate their employment at any time and for any reason and to provide only a notice to us prior to their departure.

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

We do not have contracts for fixed volumes with any of the bidders who use our auction platform. Two of these bidders accounted for 20% and 24% in the aggregate of our revenue for the years ended December 31, 2012 and 2011, respectively. The loss of these or other significant bidders will negatively impact our operations, particularly in the absence of our ability to locate additional national bidders. We do not have agreements with any of these bidders preventing them from directly competing with us or utilizing competing services.

We depend on a small number of key listers for a significant portion of our revenue, many of which are government entities that have no obligation to use our auction platform or continue their relationship with us, and the partial or complete loss of business of one or more of these consumers could negatively affect our business.

Our listers are comprised primarily of large businesses and government organizations. None of these listers represented more than 10% of our revenue for the years ended December 31, 2012 and 2011, respectively. Our government contracts are typically for multiple years but are subject to government funding contingencies and cancellation for convenience clauses. Although our non-government contracts create a short-term exclusive relationship with the lister, typically this exclusivity relates only to the specific auction event and expires during the term of the energy contract. Accordingly, we do not have ongoing commitments from these listers to purchase any of their incremental energy or environmental commodity requirements utilizing our auction platform, and they are not prohibited from using competing brokerage services. The loss of any of these key listers will negatively impact our revenue, particularly in the absence of our ability to attract additional listers to use our service.

We depend on our channel partners to establish and develop certain of our relationships with listers and the loss of certain channel partners could result in the loss of certain key listers.

We rely on our channel partners to establish certain of our relationships with listers. Our ability to maintain our relationships with our channel partners will impact our operations and revenue. We depend on the financial viability of our channel partners and their success in procuring listers on our behalf. One of our channel partners was involved with identifying and qualifying listers which entered into contracts that accounted for 12% and 16% of our revenue for the years ended December 31, 2012 and 2011, respectively. Channel partners may be involved in various aspects of a deal including but not limited to lead identification, the selling process, project management, data gathering, contract negotiation, deal closing and post-auction account management. To the extent that a channel partner ceases to do business with us, or goes bankrupt, dissolves, or otherwise ceases to carry on business, we may lose access to that channel partner’s existing client base, in which case the volume of energy traded through the World Energy Exchange will be adversely affected and our revenue will decline.

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

Risks Relating to Our Energy Efficiency Business

Our business depends in part on support from gas and electric utilities for energy efficiency, and a decline in such support could harm our business.

Our energy efficiency services business depends in large part on government legislation and policies that support energy efficiency projects and that enhance the economic feasibility of our energy efficiency services for customers. Several of the states in which we operate support our customers’ investments in energy efficiency through legislation and regulations that provide financial incentives for customers to procure our energy efficiency services.

Our customers frequently depend on these programs to help justify the costs associated with, and to finance energy efficiency projects. If any of these incentives are adversely amended, eliminated or not extended beyond their current expiration dates, or if funding for these incentives is reduced, it could adversely affect our ability to complete projects for our existing customers and obtain project commitments from new customers.

Failure of our subcontractors to properly perform their services in a timely manner could cause delays in the delivery of our energy efficiency projects which could damage our reputation, have a negative impact on our relationships with our customers and adversely affect our growth.

Our success depends on our ability to provide quality, reliable energy efficiency services in a timely manner, which in part requires the proper removal and installation of lighting, mechanical and electrical systems by our subcontractors upon which we depend. Substantially all of our energy efficiency solutions are installed by subcontractors. Any delays, malfunctions, inefficiencies or interruptions in our energy efficiency services caused by improper installation by our subcontractors could cause us to have difficulty retaining current customers and attracting new customers. Such delays could also result in additional costs that could affect the profit margin of our projects. In addition, our brand, reputation and growth could be negatively impacted.

Our energy efficiency activities and operations are subject to numerous health and safety laws and regulations, and if we violate such regulations, we could face penalties and fines.

We are subject to numerous health and safety laws and regulations in each of the jurisdictions in which we operate. These laws and regulations require us to obtain and maintain permits and approvals and implement health and safety programs and procedures to control risks associated with our energy efficiency projects. If our compliance programs are not successful, we could be subject to penalties or to revocation of our permits, which may require us to curtail or cease operations of the affected projects. Violations of laws, regulations and permit requirements may also result in criminal sanctions or injunctions.

Our costs of complying with current and future health and safety laws, regulations and permit requirements, and any liabilities, fines or other sanctions resulting from violations of them, could adversely affect our business, financial condition and operating results.

Our retrofitting process often involves responsibility for the removal and disposal of components containing hazardous materials and at times requires that our subcontractors work in hazardous conditions, either of which could give rise to a claim against us.

When we retrofit a customer’s facility, we typically assume responsibility for removing and disposing of its existing lighting fixtures. Certain components of these fixtures contain trace amounts of mercury and other hazardous materials. Older components may also contain trace amounts of polychlorinated biphenyls, or PCBs. We utilize licensed and insured hazardous wastes disposal companies to remove and/or dispose of such components. Failure to properly handle, remove or dispose of the components containing these hazardous materials in a safe, effective and lawful manner could give rise to liability for us, or could expose our workers or other persons to these hazardous materials, which could result in claims against us. A successful personal injury claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages and could materially adversely affect our results of operations and financial condition.

Risks Relating to Intellectual Property

We may be unable to adequately protect our intellectual property, which could harm us and affect our ability to compete effectively.

We have developed proprietary software, logos, brands, service names and web sites, including our proprietary auction platform. We have taken certain limited steps to protect our proprietary intellectual property (including consulting with outside patent and trademark counsel regarding protection of our intellectual property and implementing a program to protect our trade secrets). While we have been issued a patent, the patent relates to a computer implemented method for determining an optimal award schedule for satisfaction of energy efficiency and energy supply requirements for a portfolio of one or more buildings. We have not applied for any patents for our auction platform. We have registered the following trademarks in the United States and certain other countries: World Energy Solutions®, World Green Exchange®, World DR Exchange® and World Energy Exchange® and filed applications for these trademarks in additional countries. The steps we have taken to protect our intellectual property may be inadequate to deter misappropriation of our proprietary information or deter independent development of similar technologies by others. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, vendors, former employees and current employees, despite the existence of confidentiality agreements and other contractual restrictions. If our intellectual property rights are not adequately protected, we may not be able to continue to commercialize our services. We may be unable to detect the unauthorized use of, or take adequate steps to enforce, our intellectual property rights. In addition, certain of our trade names may not be eligible for protection if, for example, they are generic or in use by another party. Accordingly, we may be unable to prevent competitors from using trade names that are confusingly similar or identical to ours.

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

Our directors, executive officers and affiliates have substantial control over us and could limit your ability to influence the outcome of key transactions, including changes of control.

As of December 31, 2012 our executive officers and directors, affiliates and entities affiliated with them, beneficially own, in the aggregate, approximately 19% of our outstanding common stock. Our executive officers, directors, affiliates and affiliated entities, if acting together, would be able to control or influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real property. We lease the business premises in the following locations for the stated principal uses:

Location	Floor Space (Sq. Ft.)	Principal Use
100 Front Street, Worcester, MA (1)	12,400	Executive office and general administration
1215 19th Street NW, Washington, DC (2)	200	Branch office
200 Barr Harbor Drive, West Conshohocken, PA (3)	217	Branch office
6500 Emerald Parkway, Dublin, OH (4)	3,571	Branch office
2 Alcap Ridge, Cromwell, CT (5)	4,120	Branch office
174 South Road, Enfield, CT (6)	13,350	Branch office
550 Bailey Avenue, Fort Worth, TX (7)	2,989	Branch office
2626 Cole Avenue, Dallas, TX (8)	4,199	Branch office
1225 North Loop West, Houston, TX (9)	3,090	Branch office

Note:

(1)	Pursuant to a 123-month lease agreement with Berkley Investments, Inc., expiring October 31, 2022, at a monthly rate of $20,408 escalating to $30,254 at an increased floor space of 14,971 square feet, including a base charge for operating expenses and taxes.
(2)	Pursuant to an at will lease agreement with Roosevelt Land, LP, at a monthly rate of $2,800 including a base charge for operating expenses and taxes.
(3)	Pursuant to a one-year lease agreement with Regus Management Group, LLC, expiring September 30, 2013, at a monthly rate of $2,177 plus certain operating expenses.
(4)	Pursuant to a 62-month lease agreement with BRE/COH OH, LLC, expiring March 31, 2018, at a monthly rate escalating to $3,750, plus certain operating expenses and taxes.
(5)	Pursuant to a five-year lease agreement with Alcap Associates, expiring November 30, 2015, at a monthly rate escalating to $1,782, plus certain operating expenses and taxes.
(6)	Pursuant to a five-year lease agreement with 174 South Management, LLC, expiring September 30, 2017, at a monthly rate of $10,013, plus certain operating expenses and taxes.
(7)	Pursuant to a five-year lease agreement with GC Museum Partners, LP, expiring June 30, 2014, at a monthly rate escalating to $6,558, plus certain operating expenses and taxes.
(8)	Pursuant to a 66-month lease agreement with VRS/TA – Cole / Woodview, LP, expiring November 30, 2017 at a monthly rate escalating to $9,098, including a base charge for operating expenses and taxes.
(9)	Pursuant to a 64-month lease agreement with 1225 North Loop Investments, Inc., expiring April 30, 2014, at a monthly rate of $4,506 including a base charge for operating expenses and taxes.

Item 3. Legal Proceedings

Three former employees/consultants of GSE have filed 3 separate complaints in Texas County Court alleging, among other things, claims related to breach of contract, quantum meruit, promissory estoppel, tortious interference and seeking declaratory relief. Each plaintiff claims that GSE and/or we failed to pay commissions due for services that they provided prior to the date of our purchase of certain GSE assets. We deny the allegations and have filed a counterclaim for damages, asserting claims for conversion, unjust enrichment, misappropriation, and violation of the Texas Liability Act. We have also filed a cross claim against GSE asserting claims of breach of contract and indemnification and request for declaratory relief under the terms of the asset purchase agreement between us and GSE. The parties are in the process of discovery in each matter and the Court has assigned trial dates in June, August and October of 2013.

We have estimated the potential commissions due to these former employees to be approximately $400,000. We intend to defend these actions vigorously and are currently unable to estimate a range of payments, if any, we may be required to pay, with respect to these claims. However, we believe that the resolution of these matters will not result in a material effect to our consolidated financial statements. However, due to uncertainties that accompany litigation of this nature, there could be no assurance that we will be successful, and the resolution of the lawsuits could have a material effect on our consolidated financial statements.

From time to time, we are subject to legal proceedings and claims arising from the conduct of our business operations, including litigation related to employment matters. While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, we believe that the aggregate amount of such liabilities, if any, will not have a material adverse effect on our consolidated financial position and/or results of operations. It is possible, however, that future financial position or results of operations for any particular period could be materially affected by changes in our assumptions or strategies related to those contingencies or changes out of our control.

Item 4. Mine Safety Disclosures (not applicable)

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We trade on the NASDAQ Capital Market under the symbol XWES. Our common stock began trading on the TSX on November 16, 2006, and on the NASDAQ on April 6, 2009. Prior to trading on the TSX, there was no established public trading market for our common stock.

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

At our 2010 Annual Meeting of Stockholders, shareholders approved an amendment to our Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 15,000,000 to 30,000,000.

The following table sets forth the high and low closing prices per share reported on the NASDAQ for the years 2012 and 2011 (in U.S. $’s):

	High	Low
2012:
First quarter	$5.04	$3.04
Second quarter	$4.78	$2.85
Third quarter	$4.42	$2.83
Fourth quarter	$5.39	$4.10

2011:
First quarter	$4.40	$2.30
Second quarter	$4.98	$3.20
Third quarter	$4.27	$2.91
Fourth quarter	$3.75	$2.63

On April 9, 2013, the last reported sale price of our common stock on the NASDAQ was $4.06 per share and there were 74 holders of record of our common stock.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any dividends in the foreseeable future.

Information regarding our equity compensation plans required by this item is incorporated by reference to the information appearing under the caption “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

Recent Issuances of Unregistered Securities

On October 3, 2012, pursuant to a Fourth Loan Modification Agreement (the “Fourth Modification Agreement”) with Silicon Valley Bank (“SVB”), we granted to SVB a 7-year warrant for the purchase of 45,045 shares of common stock of the Company, with a conversion price of $4.44 per share. We valued the warrant issued to SVB at approximately $140,000.

On September 18, 2012, we issued 14,850 shares of unregistered common stock pursuant to a warrant exercise. We valued the warrant at approximately $150,000.

With respect to the issuance of securities described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were issued to accredited investors. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfers thereof were appropriately restricted by us.

Repurchase of Equity Securities

In connection with the vesting of restricted stock granted to employees, we withheld shares with value equivalent to employees’ minimum statutory obligations for the applicable income and other employment taxes. A summary of the shares withheld to satisfy employee tax withholding obligations for the three months ended December 31, 2012 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plan
10/01/12 – 10/31/12	—	$—	—	—
11/01/12 – 11/30/12	11	$4.48	—	—
12/01/12 – 12/31/12	29	$4.28	—	—

Total	40	$4.34	—	—

Item 6. Selected Consolidated Financial Data

The following table summarizes our consolidated financial data for the periods presented. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those consolidated financial statements appearing elsewhere in this Annual Report. The selected consolidated statements of operations data for the fiscal years ended December 31, 2012, 2011 and 2010, and the selected consolidated balance sheet data as of December 31, 2012 and 2011 are derived from the audited consolidated financial statements, which are included elsewhere in this Annual Report. The selected consolidated statements of operations data for the years ended December 31, 2009 and 2008, and the consolidated balance sheet data at December 31, 2010, 2009 and 2008 are derived from our audited consolidated financial statements not included in this Annual Report. Historical results are not necessarily indicative of the results to be expected in future periods.

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
Consolidated Statements of Operations Data:
Revenue	$31,778,837	$20,524,567	$17,984,662	$14,618,275	$12,444,692
Cost of revenue	10,069,357	4,009,995	3,715,869	3,709,957	4,552,215

Gross profit	21,709,480	16,514,572	14,268,793	10,908,318	7,892,477

Operating expenses:
Sales and marketing	15,482,723	10,631,035	9,483,350	9,714,900	10,057,361
General and administrative	7,927,889	5,790,264	4,893,212	3,520,886	4,669,807

Total operating expenses	23,410,612	16,421,299	14,376,562	13,235,786	14,727,168

Operating income (loss)	(1,701,132)	93,273	(107,769)	(2,327,468)	(6,834,691)
Interest income (expense), net	(547,075)	(1,526)	8,682	(6,051)	39,531
Other income	59,763	—	—	—	—

Income (loss) before income taxes	(2,188,444)	91,747	(99,087)	(2,333,519)	(6,795,160)
Income tax (expense) benefit	7,479,136	(138,224)	—	—	—

Net income (loss)	$5,290,692	$(46,477)	$(99,087)	$(2,333,519)	$(6,795,160)

Net income (loss) per common share — basic and diluted	$0.44	$—	$(0.01)	$(0.27)	$(0.82)

Weighted average shares outstanding — basic	11,901,172	10,521,910	9,067,834	8,512,060	8,310,315

Weighted average shares outstanding — diluted	11,958,689	10,521,910	9,067,834	8,512,060	8,310,315

	As of December 31,
	2012	2011	2010	2009	2008
Consolidated Balance Sheets Data:
Cash and cash equivalents	$3,307,822	$1,837,801	$3,559,288	$2,046,909	$1,731,411
Working capital (deficit)	(2,464,718)	(3,996,690)	3,399,147	1,548,986	742,478
Total assets	55,130,662	33,860,978	14,726,794	13,894,125	14,776,640
Long-term liabilities	13,256,673	3,123,291	1,205	16,003	3,737
Accumulated deficit	(16,836,823)	(22,127,515)	(22,081,038)	(21,981,951)	(19,648,432)
Total stockholders’ equity	$26,710,127	$20,619,101	$11,212,012	$10,258,142	$11,009,131

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

Overview

World Energy offers a range of energy management solutions to commercial and industrial businesses, institutions, utilities, and governments to reduce their overall energy costs. We come to market with a holistic approach to energy management helping customers a) contract for the lowest price for energy, b) engage in energy efficiency projects to minimize quantity used and c) maximize available rebate and incentive programs. We made our mark on the industry with an innovative approach to procurement via our state-of-the-art online auction platform, the World Energy Exchange®. engaging new customers while also pursuing more cross-selling opportunities for our procurement services. The Company is also taking its suite of solutions to the rapidly growing small- and medium-sized customer markets.

We provide energy management services utilizing state-of-the-art technology and the experience of a seasoned management team to bring lower energy costs to its customers. We use a simple equation

E = P · Q - i

to help customers to understand the holistic nature of the energy management problem. Total energy cost (E) is a function of Energy Price (P) times the Quantity of Energy Consumed (Q), minus any rebates or incentives (i) the customer can earn. This approach not only makes energy management more approachable for customers, simplifying what has become an increasingly dynamic and complex problem, it also highlights the inter-related nature of the energy management challenge. We assert that point solution vendors may optimize one of the three elements, but it takes looking at the problem holistically to unlock the most savings.

Acquisitions

Acquisitions are an important component of our business strategy. Our focus is on both our core procurement business as well as new product lines within the energy management services industry such as energy efficiency services.

On October 3, 2012, we acquired substantially all of the assets and assumed certain obligations of Northeast Energy Partners, LLC (“NEP”) pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) between the Company, NEP, and its members. NEP is a Connecticut based energy management and procurement company. The purchase price was approximately $7.9 million in cash and a $2.0 million Promissory Note with NEP (the “NEP Note”). The NEP Note bears interest at 4% with $1.5 million of principal plus interest due on October 1, 2013 and the remaining $500,000 of principal plus interest due April 1, 2014. NEP may also earn up to an additional $3,180,000 in cash and shares, with up to $2.5 million in cash, and 153,153 in shares based on achieving certain 12-month revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets, as defined. The NEP Note is unsecured and subordinated to financing with Silicon Valley Bank (“SVB”). The Company financed this acquisition through the use of long-term debt. We borrowed $4.0 million in the form of a 42-month term loan from SVB and $4.0 million in the form of a 8-year subordinated note from Massachusetts Capital Resource Company (“MCRC”).

During the third and fourth quarters of 2011 we acquired the energy procurement business of Co-eXprise, Inc. (“Co-eXprise”), Northeast Energy Solutions, LLC (“NES”) and GSE Consulting, LP (“GSE”). We paid $10.4 million and issued 1.1 million shares of common stock to acquire these businesses. In addition, we entered into seller notes of $3.0 million and agreed to pay $5.0 million in the form of earn-outs if certain performance achievements were attained post-acquisition. During 2012, we repaid the full $3.0 million of seller notes and $2.3 million of the earn-outs. These acquisitions expanded our capabilities in the Energy efficiency segment, enabled the Company to enter the growing small- and medium-sized customer Energy procurement marketplaces, and consolidate the large commercial, industrial and government auction space.

With the acquisition of NES, we are managing the business as two business segments: Energy procurement and Energy efficiency services.

Our business model is heavily dependent on our people. We have significantly grown our employee base from 20 at our initial public offering in November 2006 to a current high of 126 at December 31, 2012. This planned investment has been, and will continue to be, a key component of our strategic initiatives and revenue growth. While these infrastructure investments result in increased operating costs in the short–term, once they commence to generate incremental revenue the operating leverage within our business model results in positive cash flow and profitability although there can be no assurances of this. To date we have funded our acquisitions and strategic investments primarily with cash on-hand, notes payable, cash from operations and, most recently, long-term notes payable. We have also deferred portions of the purchase prices through the use of earn-outs that are tied to ongoing performance of the acquired entity. Through the utilization of seller notes and earn-outs, we have been able to finance a portion of the cost of the acquisitions over time with the targets’ ongoing cash flow generation. These activities will increase our operating costs both in the short and long-term and may require us to borrow against our current credit facility and/or raise funds through additional capital raises.

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

Mid-Market Transactions

We earn a monthly commission on energy sales from each energy supplier based on the energy usage transacted between the energy supplier and energy consumer. The commissions are not based on the retail price for electricity but rather on the amount of energy consumed. Commissions are calculated based on the energy usage transacted between the energy supplier and energy consumer multiplied by our contractual commission rate. Revenue from commissions is recognized as earned over the life of each contract as energy is consumed, provided there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the fee is reasonably assured, and customer acceptance criteria, if any, has been successfully demonstrated. We generally recognize revenue on these transactions when we have received verification from the electricity supplier of the end-users power usage and electricity supplier’s subsequent collection of the fees billed to the end user. The verification is generally accompanied with payment of the agreed upon fee to us, at which time the revenue is recognized. Commissions paid in advance are recorded as customer advances and are recognized monthly as commission revenue based on the energy exchanged that month. To the extent we do not receive verification of actual energy usage or we cannot reliably estimate what actual energy usage was for a given period, revenue is deferred until usage and collection data is received from the energy supplier.

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

Wholesale and Environmental Commodity Transactions

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

Energy Efficiency Services

Our Energy efficiency services segment is primarily project driven where we identify efficiency measures that energy consumers can implement to reduce their energy usage. We present retrofit opportunities to customers, get approval from them to proceed and submit the proposal to the local utility for cost reimbursement. Once the utility approves funding for the project, we install the equipment, typically new heating, ventilation or air conditioning equipment, or replace lighting fixtures to more efficient models. We recognize revenue for energy efficiency services when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. Due to the short-term nature of projects (typically two to three weeks), we utilize the completed-contract method. We also assess multiple contracts entered into by the same customer in close proximity to determine if the contracts should be combined for revenue recognition purposes. Revenues are recognized based upon factors such as passage of title, installation, payments and customer acceptance.

Cost of revenue

Cost of revenue consists primarily of:

•

salaries, employee benefits and stock-based compensation associated with our auction management and efficiency services, which are directly related to the development and production of the online auction and maintenance of market-related data on our auction platform and monthly management fees (our supply desk function);

•	project costs including direct labor equipment and materials directly associated with efficiency projects; and

•	rent, depreciation and other related overhead and facility-related costs.

Sales and marketing

Sales and marketing expenses consist primarily of:

•	salaries, employee benefits and stock-based compensation related to sales and marketing personnel;

•	third party commission expenses to our channel partners;

•	travel and related expenses;

•	amortization related to customer relationships and contracts;

•	rent, depreciation and other related overhead and facility-related costs; and

•	general marketing costs such as trade shows, marketing materials and outsourced services.

General and administrative

General and administrative expenses consist primarily of:

•	salaries, employee benefits and stock-based compensation related to general and administrative personnel;

•	accounting, legal, investor relations, information technology, insurance and other professional fees; and

•	rent, depreciation and other related overhead and facility-related costs.

Interest income (expense), net

Interest income (expense), net consists primarily of:

•	interest income earned on cash held in the bank; and

•	interest expense related to bank term loans, note payable and contingent consideration.

Income tax expense

We had incurred net operating tax losses (“NOL’s) through 2009 against which we had provided a full valuation allowance. We have had taxable income for the past three years and have applied our NOL’s against this taxable income up to certain limitations. The income tax expense recorded in 2012 and 2011 reflect an alternative minimum tax (“AMT”) liability and certain state and local tax liabilities incurred in those years. Management considered the weight of all available evidence, both positive and negative, and determined that it was more likely than not that we would be able to benefit our deferred tax assets at December 31, 2012 and, as a result, we reversed our valuation allowance in the fourth quarter of 2012. At December 31, 2012, we reflected a deferred tax asset of approximately $7.5 million.

Results of Operations

The following table sets forth certain items as a percent of revenue for the periods presented:

	For the Years Ended December 31,
	2012	2011	2010
Revenue	100%	100%	100%
Cost of revenue	32	20	21

Gross profit	68	80	79
Operating expenses:
Sales and marketing	48	52	53
General and administrative	25	28	27

Operating income (loss)	(5)	—	(1)
Other income (expense), net	(2)	—	—
Income tax (expense) benefit	24	—	—

Net income (loss)	17%	—%	(1)%

Comparison of the Years Ended December 31, 2012 and 2011

Revenue

	For the Years Ended December 31,
	2012	2011	Increase
Energy procurement	$24,476,054	$20,473,417	$4,002,637	20%
Energy efficiency services	7,302,783	51,150	7,251,633	nm

Total revenue	$31,778,837	$20,524,567	$11,254,270	55%

Revenue increased 55% for the year ended December 31, 2012 as compared to the same period in 2011 due to a full year of revenue from our recent acquisitions and increased auction activity in our retail product line. Our Energy procurement segment increased 20% due to the additions of the energy procurement contracts of Co-eXprise and GSE in September and October 2011, respectively, our October 3, 2012 acquisition of NEP, and, to a lesser extent, increased transaction activity due to new customers. These increases were offset by slight decreases in wholesale and natural gas transaction activity in 2012 compared to 2011. In addition, 2011 revenue included $0.7 million from a one-time, upfront payment from one of our energy suppliers related to expected future energy usage. Our Energy efficiency services segment generated approximately $7.3 million in revenue for the year 2012 compared to approximately $50,000 in 2011 due to our October 2011 acquisition of NES and projects completed by our internal energy efficiency services group.

Cost of revenue

	For the Years Ended December 31,
	2012		2011
	$	% of Revenue	$	% of Revenue	Increase
Energy procurement	$4,739,344	19%	$3,922,904	19%	$816,440	21%
Energy efficiency services	5,330,013	73%	87,091	170%	5,242,922	nm

Total cost of revenue	$10,069,357	32%	$4,009,995	20%	$6,059,362	151%

Cost of revenue increased 151% for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to increases in equipment, material and labor costs associated with projects completed by our Energy efficiency services segment. Cost of revenue for our Energy procurement segment increased 21% due to increases in payroll resulting primarily from our recent acquisitions. Cost of revenue associated with our Energy procurement segment as a percent of revenue remained the same as the 20% increase in revenue offset the increase in costs. The costs of revenue associated with our Energy efficiency services segment was primarily associated with equipment, material and labor costs associated with completed projects during the quarter. Cost of revenue as a percent of our Energy efficiency services revenue was 73% as we continued to build our project management team during the year.

Operating expenses

	For the Years Ended December 31,
	2012		2011
	$	% of Revenue	$	% of Revenue	Increase
Sales and marketing	$15,482,723	48%	$10,631,035	52%	$4,851,688	46%
General and administrative	7,927,889	25	5,790,264	28	2,137,625	37

Total operating expenses	$23,410,612	73%	$16,421,299	80%	$6,989,313	43%

Sales and marketing expenses increased 46% for the year ended December 31, 2012 as compared to the same period in 2011 primarily due to increases in payroll, internal commissions and amortization of intangible assets. Payroll and internal commissions increased due to an increase of twenty sales and marketing employees versus the same period last year primarily due to our acquisitions and hires in our Energy efficiency services segment and mid-market group. Amortization expense related to intangible assets increased due to our 2012 and 2011 acquisitions. Sales and marketing expense as a percentage of revenue decreased 4% due to the 55% increase in revenue, which was partially offset by the increase in costs described above.

The 37% increase in general and administrative expenses for the year ended December 31, 2012 as compared to the same period in 2011 was primarily due to increases in payroll and amortization expense. The increase in amortization expense was due to the increase in intangible assets associated with our recent acquisitions. Payroll increased primarily due to additions in our back office operations to support our growth. In addition, we incurred $0.5 million of non-recurring charges in 2012 related to our corporate and Ohio office moves, and a channel partner advance. General and administrative expenses as a percent of revenue decreased 3% as the 55% increase in revenue was partially offset by the increase in costs described above.

Other income (expense), net

Interest expense, net was approximately $547,000 for the year ended December 31, 2012 compared to interest expense, net of approximately $2,000 for the year ended December 31, 2011. The increase in interest expense, net in 2012 was primarily due to interest charged on our notes payable, contingent consideration and the term loan with SVB. Interest income was earned on a convertible note receivable with Retroficiency in 2011. Other income in 2012 primarily consisted of $53,000 that was recognized from the sale of our investment in Retroficiency in the first quarter of 2012. There was no other income in 2011.

Income tax expense (benefit)

We recorded income tax expense of approximately $0.1 million for the years ended December 31, 2012 and 2011, respectively, reflecting an AMT and state and local income tax liability for both years. In 2012 we recorded an income tax benefit of approximately $7.6 million from the release of a valuation allowance as we determined it was more likely than not we would be able to recognize our deferred tax assets in the near term. While we have approximately $12.0 million of federal net operating loss carryforwards to offset taxable income, we continue to generate taxable income which is subject to federal AMT and state income taxes.

Net income (loss)

We reported net income for the year ended December 31, 2012 of approximately $5.3 million and a net loss for the year ended December 31, 2011 of approximately $46,000. We recorded net income in 2012 due to the $7.6 million income tax benefit. We generated a loss before income taxes of $2.2 million in 2012 as the cost increases described above were only partially offset by the 55% increase in revenue in 2012. In addition, net loss for the year ended December 31, 2011 reflected a $0.5 million increase representing a one-time, upfront payment from one of our suppliers related to future energy usage, net of internal and third party commission expense.

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

Net loss

We reported a net loss of approximately $46,000 and approximately $100,000 for the years ended December 31, 2011 and 2010, respectively. The decrease in net loss for the year ended December 31, 2011 as compared to 2010 is primarily due to the 14% increase in revenue partially offset by acquisition costs, increases in internal and third party commissions, increased amortization expense related to our acquisitions and costs incurred by our Energy Efficiency Services segment and from our GSE acquisition.

Liquidity and Capital Resources

At December 31, 2012, we had no commitments for material capital expenditures. We have identified and executed against a number of strategic initiatives that we believe are key components of our future growth, including: making strategic acquisitions; entering into other energy-related markets including wholesale transactions with utilities, energy efficiency, and demand response; expanding our community of listers, bidders and channel partners on our exchanges; strengthening and extending our long-term relationships with government agencies; and growing our direct and inside sales force. As of December 31, 2012 our workforce numbered 126, an increase of forty-four employees from the number that we employed at December 31, 2011. At December 31, 2012, we had 60 professionals in our sales and marketing and account management groups, 44 in our supply desk group and 22 in our general and administrative group.

We have historically funded our acquisitions with cash on hand, cash flow from ongoing operations as well cash flow generated by the acquisitions. We paid $10.4 million to acquire three businesses in 2011. During 2012, we paid $3.0 million in required installments against seller notes and an additional $2.3 million for earn-outs related to these acquisitions. In early 2012 we expanded our credit facility with SVB to include a 4-year, $2.5 million term loan. With our acquisition of NEP in October 2012, we borrowed an additional $10.0 million, including $4.0 million in long-term notes from both SVB and MCRC and $2.0 million in the form of seller note with NEP. In addition, the seller can earn an additional $3.2 million in earn-outs if certain performance criteria are met post-acquisition. We currently have outstanding a $6.5 million term loan with SVB with $2.0 million classified as short-term and $4.0 million outstanding with MCRC classified as long-term. In addition, we have the $2.0 million seller note related to the NEP acquisition and approximately $5.2 million in earn-out obligations to potentially be paid in cash, of which $4.2 million is due in 2013. While the expansion/addition of these debt instruments significantly increased our commitments, we believe we have the resources to meet both our short- and long-term obligations under these arrangements based on cash on-hand, operating cash flows from our base business and cash expected to be generated from all of our acquired businesses. During the quarter and year-to-date periods we generated $1.2 million and $1.6 million of EBITDA and ended the quarter with $3.3 million in cash and cash equivalents.

Comparison of December 31, 2012 to December 31, 2011

	December 31, 2012	December 31, 2011	Increase
Cash and cash equivalents	$3,307,822	$1,837,801	$1,470,021	80%
Trade accounts receivable, net	7,242,603	3,603,634	3,638,969	101
Days sales outstanding	65	61	4	7
Working capital (deficit)	(2,464,718)	(3,996,690)	1,531,972	38
Stockholders’ equity	26,710,127	20,619,101	6,091,026	30

Cash and cash equivalents increased 80% primarily due to $1.6 million generated in EBITDA during the year ended December 31, 2012, advance payments of $4.4 million and the receipt of $0.8 million in cash from the sale of our Retroficiency investment. These increases were partially offset by payment against notes payable of $3.0 million related to the NES acquisition and a 101% increase in trade accounts receivable. Borrowings from term loans were primarily used to pay for acquisitions and settle contingent consideration payments. Trade accounts receivable increased 101% primarily due to the 91% increase in revenue as compared to the fourth quarter of 2011. Days sales outstanding (representing accounts receivable outstanding at December 31, 2012 divided by the average sales per day during the current quarter, as adjusted) increased 7% due to the timing of in-period revenue recognized within the fourth quarter of 2012 as compared to the fourth quarter of 2011. Revenue from bidders representing 10% or more of our revenue decreased to 20% from two bidders during the year ended December 31, 2012, from 24% from the same two bidders during the same period in 2011.

The working capital deficit at December 31, 2012 (consisting of current assets less current liabilities) improved $1.5 million from December 31, 2011 primarily due to the 2012 reversal of our tax valuation allowance reserve and the increase in cash and accounts receivable. These increases were offset by an increase in accrued contingent consideration related to the NEP acquisition and an increase in deferred revenue and customer advances. Stockholders’ equity increased 30% during the year ended December 31, 2012 due to net income, stock-based compensation and proceeds from the exercise of stock options.

Cash provided by operating activities for the year ended December 31, 2012 and 2011 was approximately $3.8 million and $3.6 million, respectively. The 2012 increase was primarily due to advance payments from mid-market transactions, partially offset by the $2.7 million increase in accounts receivable. Cash used in investing activities for the year ended December 31, 2012 was approximately $7.7 million primarily due to the purchase of NEP for $7.9 million. Cash provided by financing activities was $5.4 million due to the $10.5 million we borrowed to purchase NEP. This increase in financing was offset by cash outflows to fund earn-out payments of $2.3 million and seller notes of $3.0 million during 2012. Cash used in investing and financing activities for the year ended December 31, 2011 was approximately $5.4 million primarily due to cash used for acquisitions, which was partially offset by net proceeds received from the sale of common stock.

EBITDA, representing net income or loss before interest, income taxes, depreciation and amortization for the year ended December 31, 2012 was $1.6 million as compared to $1.7 million for the same period in the prior year. We have generated EBITDA for eight of ten quarters for a cumulative total of $4.5 million, including $1.6 million over the last 12 months. Please refer to the section below discussing non-GAAP financial measures for a reconciliation of non-GAAP measures to the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

The working capital deficit (consisting of current assets less current liabilities) of $4.0 million was primarily due to approximately $10.4 million paid for acquisitions, notes payable to seller of $3.0 million and the current portion of contingent consideration accrued in the amount of $2.3 million. These amounts were partially offset by the sale of common stock during the second quarter of 2011. Stockholders’ equity increased 84% for the twelve months ended December 31, 2011 due to the sale of common stock in April 2011, the issuance of common stock for acquisitions and stock-based compensation for the year ended December 31, 2011.

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

Adjusted EBITDA, representing net income or loss before interest, income taxes, depreciation and amortization (EBITDA), adjusted for stock-based compensation charges for the year ended December 31, 2011 was $2.3 million as compared to $2.0 million for the same period in the prior year. This increase was primarily due to $0.6 million of cash received from advance payments related to our mid-market product-line and a $0.2 million increase pre-tax income. We have generated positive adjusted EBITDA for eight of the last nine quarters for a cumulative total of $4.6 million. Please refer to the section below referencing “non-GAAP financial measures” for a reconciliation of non-GAAP measures to the most directly comparable measure calculated and presented in accordance with GAAP.

Contractual Obligations and Other Commercial Commitments

The table below summarizes our gross contractual obligations and other commercial commitments as of December 31, 2012. As of December 31, 2012, we did not have any significant purchase obligations other than our operating leases.

Contractual Obligations	2013	2014 - 2015	2016 - 2017	2018 and thereafter	Total
Principal balance of long-term debt and notes payable	$3,500,000	$4,500,000	$1,750,000	$2,750,000	$12,500,000
Operating leases	714,000	1,259,000	1,157,000	1,639,000	4,769,000
Fair value of accrued contingent consideration	3,589,000	920,000	—	—	4,509,000

Total contractual obligations	$7,803,000	$6,679,000	$2,907,000	$4,389,000	$21,778,000

Use of Non-GAAP Financial Measures

In this Annual Report on Form 10-K, we provide certain “non-GAAP financial measures”. A non-GAAP financial measure refers to a numerical financial measure that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable financial measure calculated and presented in accordance with GAAP in our financial statements. In this Annual Report on Form 10-K, we provide EBITDA and adjusted EBITDA as additional information relating to our operating results. These non-GAAP measures exclude expenses related to stock-based compensation, depreciation related to our fixed assets, amortization expense related to acquisition-related assets and other assets, interest expense on capital leases, bank borrowings, notes payable to sellers and contingent consideration, interest income on invested funds and notes receivable, and income taxes. Management uses these non-GAAP measures for internal reporting and bank reporting purposes. We have provided these non-GAAP financial measures in addition to GAAP financial results because we believe that these non-GAAP financial measures provide useful information to certain investors and financial analysts in assessing our operating performance due to the following factors:

•

We believe that the presentation of a non-GAAP measure that adjusts for the impact of stock-based compensation expenses, depreciation of fixed assets, amortization expense related to acquisition-related assets and other assets, interest expense on capital leases, bank borrowings, seller notes and contingent consideration, interest income on invested funds and notes receivable, and income taxes, provides investors and financial analysts with a consistent basis for comparison across accounting periods and, therefore, is useful to investors and financial analysts in helping them to better understand our operating results and underlying operational trends;

•

Although stock-based compensation is an important aspect of the compensation of our employees and executives, stock-based compensation expense is generally fixed at the time of grant, then amortized over a period of several years after the grant of the stock-based instrument, and generally cannot be changed or influenced by management after the grant;

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

•

We do not regularly enter into bank debt, seller notes and/or pay interest on contingent consideration. Our seller notes and contingent consideration relate to acquisition activities. Interest expense is fixed at the time of purchase and recorded over the life of the lease and generally cannot be changed or influenced by management after the purchase;

•

We do not regularly earn interest on our cash accounts and notes receivable. Our cash is invested in U.S. Treasury funds and has not yielded material returns to date and these returns generally cannot be changed or influenced by management; and

•

We do not regularly pay federal or state income taxes due to our net operating loss carryforwards. Our income tax expense reflects the anticipated alternative minimum tax liability based on statutory rates that generally cannot be changed or influenced by management. Our income tax benefit reflects the reversal of our valuation allowance against deferred tax assets.

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

	For the Years Ended December 31,
	2012	2011	2010
GAAP net income (loss)	$5,290,692	$(46,477)	$(99,087)
Add: Interest (income) expense, net	547,075	1,526	(8,682)
Add: Income taxes (benefit)	(7,479,136)	138,224	—
Add: Amortization of intangibles	3,022,097	1,347,135	1,026,890
Add: Amortization of other assets	42,289	126,953	267,601
Add: Depreciation	217,235	146,946	139,612

Non-GAAP EBITDA	$1,640,252	$1,714,307	$1,326,334

Non-GAAP EBITDA per share	$0.14	$0.16	$0.14

Add: Stock-based compensation	465,835	609,820	671,323

Non-GAAP adjusted EBITDA	$2,106,087	$2,324,127	$1,997,657

Non-GAAP adjusted EBITDA per share	$0.18	$0.22	$0.22

Weighted average diluted shares	11,958,689	10,583,630	9,182,767

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

The most judgmental estimates affecting our consolidated financial statements are those relating to revenue recognition and the estimate of actual energy delivered from the bidder to the lister of such energy; stock-based compensation; the valuation of intangible assets and goodwill; the valuation of contingent consideration; impairment of long-lived assets; and estimates of future taxable income as it relates to the realization of our net deferred tax assets. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates; future results of operations may be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Refer to Note 2 of our consolidated financial statements filed herewith for a description of our accounting policies.

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

Mid-Market Transactions

We earn a monthly commission on energy sales from each energy supplier based on the energy usage transacted between the energy supplier and energy consumer. The commissions are not based on the retail price for electricity but rather on the amount of energy consumed. Commissions are calculated based on the energy usage transacted between the energy supplier and energy consumer multiplied by our contractual commission rate. Revenue from commissions is recognized as earned over the life of each contract as energy is consumed, provided there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the fee is reasonably assured, and customer acceptance criteria, if any, has been successfully demonstrated. We generally recognize revenue on these transactions when we have received verification from the electricity supplier of the end-users power usage and electricity supplier’s subsequent collection of the fees billed to the end user. The verification is generally accompanied with payment of the agreed upon fee to us, at which time the revenue is recognized. Commissions paid in advance are recorded as customer advances and are recognized monthly as commission revenue based on the energy exchanged that month. To the extent we do not receive verification of actual energy usage or we cannot reliably estimate what actual energy usage was for a given period, revenue is deferred until usage and collection data is received from the energy supplier. In October 2012, we acquired NEP. NEP recognizes revenue monthly as energy flows from the energy supplier to the end user. We can reliably estimate actual energy usage based on historical usage data compiled by NEP.

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

Wholesale and Environmental Commodity Transactions

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

Revenue Estimation

Our estimates in relation to revenue recognition affect revenue and sales and marketing expense as reflected on our statements of operations, and trade accounts receivable and accrued commission accounts as reflected on our balance sheets. For any quarterly reporting period, we may not have actual usage data for certain energy suppliers and will need to estimate revenue. We initially record revenue based on the energy consumers’ historical usage profile. At the end of each reporting period, we adjust this historical profile to reflect actual usage for the period and estimate usage where actual usage is not available. For the year ended December 31, 2012, we estimated usage for approximately 10% of our revenue resulting in a negative 0.3%, or approximately $87,000, adjustment to decrease revenue. This decrease in revenue resulted in an approximate $10,000 decrease in sales and marketing expense related to third party commission expense associated with those revenues. Corresponding adjustments were made to trade accounts receivable and accrued commissions, respectively. A 1% difference between this estimate and actual usage would have an approximate $30,000 effect on our revenue for the year ended December 31, 2012.

Energy Efficiency Services

Our Energy efficiency services segment is primarily project driven where we identify efficiency measures that energy consumers can implement to reduce their energy usage. We present retrofit opportunities to customers, get approval from them to proceed and submit the proposal to the local utility for cost reimbursement. Once the utility approves funding for the project, we install the equipment, typically new heating, ventilation or air conditioning equipment, or replace lighting fixtures to more efficient models. We recognize revenue for Energy efficiency services when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. Due to the short-term nature of projects (typically two to three weeks), we utilize the completed-contract method. We also assess multiple contracts entered into by the same customer in close proximity to determine if the contracts should be combined for revenue recognition purposes. Revenues are recognized based upon factors such as passage of title, installation, payments and customer acceptance.

Allowance for Doubtful Accounts

We provide for an allowance for doubtful accounts on a specifically identified basis, as well as through historical experience applied to an aging of accounts, if necessary. Trade accounts receivable are written off when deemed uncollectible. To date write-offs have not been material.

Goodwill & Indefinite-Lived Assets

We use assumptions in establishing the carrying value and fair value of goodwill and indefinite-lived intangibles. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired businesses. Indefinite-lived intangibles are intangible assets whose useful lives are indefinite in that their lives extend beyond the foreseeable horizon – that is there is no foreseeable limit on the period of time over which they are expected to contribute to the cash flows of the reporting entity. We account for these items in accordance with the Financial Accounting Standards Board (“FASB”), under which goodwill and intangible assets having indefinite lives are not amortized but instead are assigned to reporting units and tested for impairment annually or more frequently if changes in circumstances or the occurrence of events indicate possible impairment.

We perform our annual impairment test at the end of the fourth fiscal quarter of each year, or earlier, if indicators of potential impairment exist. This impairment test is performed for each of our segments — Energy brokerage and Energy efficiency services — which have been determined to be our reporting units. The impairment test for goodwill and indefinite-lived intangibles is a three-step process. Step 0 gives entities the option of first performing a qualitative assessment to test for impairment on a reporting-unit-by-reporting-unit basis. If after performing the qualitative assessment, an entity concludes that it is more-likely-than-not (“MLTN”, typically quantified as a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, then the entity would perform a two-step impairment test. However, if, after applying the qualitative assessment, the entity concludes that it is not MLTN that the fair value is less than the carrying amount, the two step impairment test is not required. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit whereby the carrying amount of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill will be recorded as an impairment loss. To determine the fair value of each of the reporting units as a whole, we use a discounted cash flow analysis, which requires significant assumptions and estimates about the future operations of each reporting unit. Significant judgments inherent in this analysis include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates. The cash flows employed in the discounted cash flow analyses are based on financial forecasts developed by management. The discount rate assumptions are based on an assessment of our risk adjusted discount rate, applicable for each reporting unit. In assessing the reasonableness of the determined fair values of the reporting units, we evaluate our results against our current market capitalization.

We performed a step one analysis on both the energy brokerage and energy efficiency services reporting units and determined that the indicated fair values substantially exceeded their carrying values. We rely on a weighted average cost of capital of 16.15% for each reporting unit which takes into consideration certain specific small company premiums. We utilized a long-term growth rate of approximately 3% and 20% for the energy brokerage and efficiency services reporting units, respectively, and assumed a tax rate of 40% for both units. We performed a qualitative assessment of its indefinite-lived intangible assets related to our Energy efficiency segment and determined it was not likely that the fair value of a reporting unit was less than its carrying value.

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

Fair Value Measurements

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

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by the taxing authority in accordance with the FASB’s recognition and measurement standards. At December 31, 2012, there are no expected material, aggregate tax effects of differences between tax return positions and the benefits recognized in our financial statements. We account for interest and penalties related to uncertain tax positions as part of our provision for income taxes.

Stock-based Compensation

We recognize the compensation cost from stock-based awards on a straight-line basis over the requisite service period of the award. For the year ended December 31, 2012, share based awards consisted of grants of stock options, restricted stock and stock warrants and for the years ended December 31, 2011 and 2010, share based awards consisted of grants of stock options and stock warrants. The vesting period of stock-based awards is determined by the board of directors, and is generally four years for employees.

We account for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured. For the years ended December 31, 2012, 2011 and 2010 stock-based awards to non-employees consisted of grants of stock warrants. The vesting period of stock warrants granted ranged from one to five years.

Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). The new guidance is intended to reduce the complexity and costs of the annual impairment test for indefinite-lived intangible assets by allowing companies to make a qualitative evaluation about the likelihood of impairment to determine whether it should perform a quantitative impairment test.

This new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We adopted this standard in 2012 for our assessment of indefinite-lived intangible assets.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). The update requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of their financial statements to understand the effect of those arrangements on their financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. We do not expect the application of this update to have an impact on our consolidated financial statements.

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

Cyclicality

We believe that our business will continue to be cyclical in nature and is tied, in part, to market energy prices which impact transaction volume. When energy prices increase in competitive markets above the price levels of the regulated utilities, energy consumers are less likely to lock-in to higher fixed price contracts in the competitive markets and so they are less likely to use our auction platform. Conversely, when energy prices decrease in competitive markets below the price levels of the regulated utilities, energy consumers are more likely to lock-in to lower fixed price contracts in the competitive markets and they are more likely to use our auction platform. Although our short term revenue is impacted by usage trends, these cyclical effects will also have longer term implications on our business because we derive future revenue from current auctions. Our Energy Efficiency Services segment tends to experience higher revenue in the third and fourth quarters as utilities approve funding for projects to be completed by the end of their calendar year.

Off-Balance Sheet Transactions

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements listed in Item 15(a) are incorporated herein by reference and are filed as a part of this report and follow the signature page to this Annual Report on Form 10-K on page 42.

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

In March 2013, we evaluated our controls under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2012.

Internal Control Over Financial Reporting

a)	Management’s Report on Internal Control Over Financial Reporting

As described throughout this Report, on October 3, 2012, the Company acquired substantially all of the assets and certain obligations of Northeast Energy Partners, LLC (“NEP”). While our financial statements for the year ended December 31, 2012 include the results of NEP from the acquisition date through December 31, 2012, as permitted by the rules and regulations of the SEC, our management’s assessment of our internal control over financial reporting did not include an evaluation of NEP’s internal control over financial reporting. Further, our management’s conclusion regarding the effectiveness of our internal control over financial reporting as of December 31, 2012 does not extend to NEP’s internal control over financial reporting. We are currently integrating policies, processes, technology and operations for the combined companies and will continue to evaluate our internal control over financial reporting as we develop and execute our integration plans.

Based on the March 2013 evaluation, our management concluded that, as of December 31, 2012, our internal control over financial reporting was not effective based on the COSO criteria and that we had a material weakness. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. A “material weakness” is defined as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

c)	Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

For a list of the financial information included herein, see “Index to Consolidated Financial Statements” on page 42 of this Annual Report on Form 10-K.

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
Thad Wolfe

WORLD ENERGY SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

World Energy Solutions, Inc.

Worcester, Massachusetts

We have audited the accompanying consolidated balance sheets of World Energy Solutions, Inc. (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Energy Solutions, Inc. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP
Boston, Massachusetts
April 16, 2013

WORLD ENERGY SOLUTIONS, INC.

Consolidated Balance Sheets

	December 31,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$3,307,822	$1,837,801
Trade accounts receivable, net	7,242,603	3,603,634
Inventory	154,626	288,174
Current portion of deferred tax asset	1,632,280	—
Prepaid expenses and other current assets	361,813	392,287

Total current assets	12,699,144	6,121,896

Property and equipment, net	639,839	426,403
Intangible assets, net	19,092,998	14,178,972
Goodwill	16,167,834	12,307,255
Investments	—	716,936
Deferred tax asset, net of current portion	5,844,980	—
Other assets, net	685,867	109,516

Total assets	$55,130,662	$33,860,978

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,044,459	$821,089
Accrued commissions	1,052,802	970,185
Accrued compensation	2,494,404	2,109,874
Accrued contingent consideration	3,792,505	2,250,000
Accrued expenses and other current liabilities	1,390,188	574,675
Deferred revenue and customer advances	1,929,377	392,763
Current portion of related party subordinated notes payable	1,500,000	3,000,000
Current portion of long-term debt, net of unamortized debt discount of $39,873	1,960,127	—

Total current liabilities	15,163,862	10,118,586

Long-term debt, net of current portion, net of unamortized debt discount of $89,714	4,410,286	—
Subordinated note payable	4,000,000	—
Deferred revenue and customer advances, net of current portion	3,379,635	526,592
Accrued contingent consideration, net of current portion	966,752	2,489,982
Related party subordinated notes payable, net of current portion	500,000	—
Other liabilities	—	106,717

Total liabilities	28,420,535	13,241,877

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 30,000,000 shares authorized; 11,998,313 shares issued and 11,949,376 shares outstanding at December 31, 2012, and 11,901,319 shares issued and 11,853,025 shares outstanding at December 31, 2011	1,195	1,185
Additional paid-in capital	43,770,108	42,967,034
Accumulated deficit	(16,836,823)	(22,127,515)
Treasury stock, at cost; 48,937 shares at December 31, 2012 and 48,294 shares at December 31, 2011	(224,353)	(221,603)

Total stockholders’ equity	26,710,127	20,619,101

Total liabilities and stockholders’ equity	$55,130,662	$33,860,978

The accompanying notes are an integral part of these consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2012	2011	2010

Revenue:
Brokerage commissions, transaction fees and efficiency projects	$30,824,446	$19,525,121	$16,924,689
Management fees	954,391	999,446	1,059,973

Total revenue	31,778,837	20,524,567	17,984,662

Cost of revenue	10,069,357	4,009,995	3,715,869

Gross profit	21,709,480	16,514,572	14,268,793

Operating expenses:
Sales and marketing	15,482,723	10,631,035	9,483,350
General and administrative	7,927,889	5,790,264	4,893,212

Total operating expenses	23,410,612	16,421,299	14,376,562

Operating income (loss)	(1,701,132)	93,273	(107,769)

Other income (expense):
Other income	59,763	—	—
Interest income	—	51,245	11,042
Interest expense	(547,075)	(52,771)	(2,360)

Other income (expense)	(487,312)	(1,526)	8,682

Income (loss) before income taxes	(2,188,444)	91,747	(99,087)

Income tax (expense) benefit	7,479,136	(138,224)	—

Net income (loss)	$5,290,692	$(46,477)	$(99,087)

Net income (loss) per common share — basic and diluted	$0.44	$—	$(0.01)

Weighted average shares outstanding — basic	11,901,172	10,521,910	9,067,834

Weighted average shares outstanding — diluted	11,958,689	10,521,910	9,067,834

The accompanying notes are an integral part of these consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2012, 2011, and 2010

	Common Stock		Treasury Stock		Additional		Total
	Number of Shares	$0.0001 Par Value	Number of Shares	Stated at Cost	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance, January 1, 2010	8,850,474	$885	38,883	$(192,032)	$32,431,240	$(21,981,951)	$10,258,142
Stock-based compensation	—	—	—	—	671,323	—	671,323
Issuance of common stock in connection with restricted stock grants and common stock withheld	23,770	1	6,142	(17,908)	(1)	—	(17,908)
Issuance of common stock in connection with private placement, net	152,397	16	—	—	354,260	—	354,276
Exercise of stock options	124,530	13	—	—	44,019	—	44,032
Exercise of stock warrants	4,110	1	—	—	1,233	—	1,234
Net loss	—	—	—	—	—	(99,087)	(99,087)

Balance, December 31, 2010	9,155,281	916	45,025	(209,940)	33,502,074	(22,081,038)	11,212,012
Stock-based compensation	—	—	—	—	609,820	—	609,820
Issuance of common stock in connection with restricted stock grants and common stock withheld	17,596	1	3,269	(11,663)	(1)	—	(11,663)
Issuance of common stock in connection with private placement, net	1,520,001	152	—	—	5,303,827	—	5,303,979
Issuance of common stock in connection with acquisitions, net	1,083,209	108	—	—	3,462,014	—	3,462,122
Exercise of stock options	76,938	8	—	—	89,300	—	89,308
Net loss	—	—	—	—	—	(46,477)	(46,477)

Balance, December 31, 2011	11,853,025	1,185	48,294	(221,603)	42,967,034	(22,127,515)	20,619,101
Stock-based compensation	—	—	—	—	465,835	—	465,835
Fair value of warrants issued	—	—	—	—	139,555	—	139,555
Issuance of common stock in connection with restricted stock grants and common stock withheld	11,688	1	643	(2,750)	(1)	—	(2,750)
Exercise of stock options	69,813	7	—	—	197,687	—	197,694
Exercise of stock warrants	14,850	2	—	—	(2)	—	—
Net income	—	—	—	—	—	5,290,692	5,290,692

Balance, December 31, 2012	11,949,376	$1,195	48,937	$(224,353)	$43,770,108	$(16,836,823)	$26,710,127

The accompanying notes are an integral part of these consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011	2010

Cash flows from operating activities:
Net income (loss)	$5,290,692	$(46,477)	$(99,087)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,281,621	1,621,034	1,434,103
Deferred income taxes	(7,564,993)	87,733	—
Stock-based compensation	465,835	609,820	671,323
Gain on sale of investments	(53,106)	—	—
Interest on note receivable	—	(53,526)	(13,410)
Amortization of debt discount	9,968	—	—
Interest on contingent consideration	100,275	—	—
Changes in operating assets and liabilities, net of the effects of acquisitions:
Trade accounts receivable	(2,685,195)	(66,698)	(215,304)
Inventory	133,548	(286,299)	—
Prepaid expenses and other assets	(588,166)	(154,479)	(16,075)
Accounts payable	223,370	557,343	(21,466)
Accrued commissions	71,197	118,427	12,416
Accrued compensation	54,719	139,235	689,956
Accrued contingent consideration	(50,000)	54,169	—
Accrued expenses	707,126	377,629	(141,719)
Deferred revenue and customer advances	4,389,657	689,816	(644,213)

Net cash provided by operating activities	3,786,548	3,647,727	1,656,524

Cash flows from investing activities:
Increase in deposits	—	(43,613)	(20,500)
Cash paid for acquisitions	(8,110,959)	(10,404,382)	—
Proceeds from sale of investment	770,042	(216,666)	(433,334)
Purchases of property and equipment, net of disposals	(403,906)	(17,540)	(55,770)

Net cash used in investing activities	(7,744,823)	(10,682,201)	(509,604)

Cash flows from financing activities:
Proceeds from exercise of stock options	197,694	89,308	44,032
Proceeds from exercise of stock warrants	—	—	1,234
Proceeds from the sale of common stock, net	—	5,303,979	354,276
Purchase of treasury stock	(2,750)	(11,663)	(17,908)
Proceeds from issuance of long-term debt	10,500,000	—	—
Principal payments on notes payable	(3,000,000)	(53,709)	—
Payments of contingent consideration	(2,250,000)	—	—
Principal payments on capital lease obligations	(16,648)	(14,928)	(16,175)

Net cash provided by financing activities	5,428,296	5,312,987	365,459

Net increase (decrease) in cash and cash equivalents	1,470,021	(1,721,487)	1,512,379
Cash and cash equivalents, beginning of year	1,837,801	3,559,288	2,046,909

Cash and cash equivalents, end of year	$3,307,822	$1,837,801	$3,559,288

Supplemental Disclosure of Cash Flow Information:
Net cash paid for interest	$(541,395)	$(34,931)	$(4,711)

Net cash paid for income taxes	$(131,337)	$(20,148)	$—

Non-cash activities:
Fair value of common stock issued in acquisitions	$—	$3,462,122	$—

Related party subordinated notes payable issued in acquisitions	$2,000,000	$3,000,000	$—

Fair value of contingent consideration issued in acquisitions	$2,219,000	$4,685,813	$—

Fair value of warrants issued	$139,555	$—	$—

Notes payable assumed in acquisitions	$—	$53,709	$—

Conversion of note receivable into equity investment	$—	$716,936	$—

The accompanying notes are an integral part of these consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

Notes to Consolidated Financial Statements

NOTE 1 — COMPANY OVERVIEW

World Energy Solutions, Inc. (“World Energy” or the “Company”) offers a range of energy management solutions to commercial and industrial businesses, institutions, utilities, and governments to reduce their overall energy costs. The Company comes to market with a holistic approach to energy management helping customers a) contract for a competitive price for energy, b) engage in energy efficiency projects to minimize quantity used and c) pursue available rebate and incentive programs. The Company made its mark on the industry with an innovative approach to procurement via its online auction platforms, the World Energy Exchange®. With recent investments and acquisitions, World Energy is building out its energy efficiency practice engaging new customers while also pursuing more cross-selling opportunities for its procurement services.

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

The Company’s most judgmental estimates affecting its consolidated financial statements are those relating to revenue recognition and the estimate of actual energy delivered from the bidder to the lister of such energy; stock-based compensation; the valuation of intangible assets and goodwill; the valuation of contingent consideration; impairment of long-lived assets; and estimates of future taxable income as it relates to the realization of the Company’s net deferred tax assets. The Company regularly evaluates its estimates and assumptions based upon historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates; future results of operations may be affected.

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

Mid-Market Transactions

The Company earns a monthly commission on energy sales from each energy supplier based on the energy usage transacted between the energy supplier and energy consumer. The commissions are not based on the retail price for electricity but rather on the amount of energy consumed. Commissions are calculated based on the energy usage transacted between the energy supplier and energy consumer multiplied by the Company’s contractual commission rate. Revenue from commissions is recognized as earned over the life of each contract as energy is consumed, provided there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the fee is reasonably assured, and customer acceptance criteria, if any, has been successfully demonstrated. The Company generally recognizes revenue on these transactions when it has received verification from the electricity supplier of the end-users power usage and electricity supplier’s subsequent collection of the fees billed to the end user. The verification is generally accompanied with payment of the agreed upon fee to the Company, at which time the revenue is recognized. Commissions paid in advance are recorded as customer advances and are recognized monthly as commission revenue based on the energy exchanged that month. To the extent the Company does not receive verification of actual energy usage or it cannot reliably estimate what actual energy usage was for a given period, revenue is deferred until usage and collection data is received from the energy supplier. In October 2012, the Company acquired Northeast Energy Partners, LP (“NEP”). NEP recognizes revenue monthly as energy flows from the energy supplier to the end user. The Company can reliably estimate actual energy usage based on historical usage data compiled by NEP.

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

Wholesale and Environmental Transactions

Wholesale transaction fees are invoiced upon the conclusion of the auction based on a fixed fee. These revenues are not tied to future energy usage and are recognized upon the completion of the online auction. For reverse auctions where the Company’s customers bid for a consumer’s business, the fees are paid by the bidder. For forward auctions where a lister is selling energy products, the fees are typically paid by the lister. While substantially all wholesale transactions are accounted for in this fashion, a small percentage of the Company’s wholesale revenue is accounted for as electricity or gas is delivered, similar to the retail electricity transaction methodology described above. Environmental commodity transaction fees are accounted for utilizing two primary methods. For regulated allowance programs like the

Regional Greenhouse Gas Initiative (“RGGI”), fees are paid by the lister and are recognized as revenue quarterly as auctions are completed and approved. For most other environmental commodity transactions both the lister and the bidder pay the transaction fee and revenue is recognized upon the consummation of the underlying transaction as credits are delivered by the lister and payment is made by the bidder.

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

Revenue Estimation

The Company’s estimates in relation to revenue recognition affect revenue and sales and marketing expense as reflected on its consolidated statements of operations, and trade accounts receivable and accrued commission accounts as reflected on its balance sheets. For any quarterly reporting period, the Company may not have actual usage data for certain energy suppliers and will need to estimate revenue. Revenue is initially recorded based on the energy consumers’ historical usage profile. At the end of each reporting period, the Company adjusts this historical profile to reflect actual usage for the period and estimate usage where actual usage is not available. For the year ended December 31, 2012, the Company estimated usage for approximately 10% of its revenue resulting in a negative 0.3%, or approximately $87,000, adjustment to decrease revenue. This decrease in revenue resulted in an approximate $10,000 decrease in sales and marketing expense related to third party commission expense associated with those revenues. Corresponding adjustments were made to trade accounts receivable and accrued commissions, respectively. A 1% difference between this estimate and actual usage would have an approximate $30,000 effect on the Company’s revenue for the year ended December 31, 2012.

Energy Efficiency Services

The Company’s Energy efficiency services segment is primarily project driven where the Company identifies efficiency measures that energy consumers can implement to reduce their energy usage. The Company presents retrofit opportunities to customers, get approval from them to proceed and submit the proposal to the local utility for cost reimbursement. Once the utility approves funding for the project, the Company installs the equipment, typically new heating, ventilation or air conditioning equipment, or replace lighting fixtures to more efficient models. The Company recognizes revenues for energy efficiency services when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. Due to the short-term nature of projects (typically two to three weeks), the Company utilizes the completed-contract method. The Company also assesses multiple contracts entered into by the same customer in close proximity to determine if the contracts should be combined for revenue recognition purposes. Revenues are recognized based upon factors such as passage of title, installation, payments and customer acceptance.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of 90 days or less to be cash equivalents.

Concentration of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. The Company places its cash with primarily one institution, which management believes is of high credit quality. As of December 31, 2012, all of the Company’s cash is held in an interest bearing account.

The Company provides credit in the form of invoiced and unbilled accounts receivable to customers in the normal course of business. Collateral is not required for trade accounts receivable, but ongoing credit evaluations of customers are performed. While the majority of the Company’s revenue is generated from retail energy transactions where the winning bidder pays a commission to the Company, commission payments for certain auctions can be paid by the lister, customer or a combination of both. Management provides for an allowance for doubtful accounts on a specifically identified basis, as well as through historical experience applied to an aging of accounts, if necessary. Trade accounts receivable are written off when deemed uncollectible. To date write-offs have not been material.

The following represents revenue and trade accounts receivable from bidders exceeding 10% of the total in each category:

	Revenue for the year ended December 31,			Trade accounts receivable as of December 31,
Bidder / Lister	2012	2011	2010	2012	2011
A	1%	4%	7%	5%	10%
B	9%	11%	12%	7%	10%
C	11%	13%	10%	11%	15%

In addition to its direct relationship with bidders, the Company also has direct contractual relationships with listers for the online procurement of certain of their energy, demand response or environmental needs. These listers are primarily large businesses and government organizations and do not have a direct creditor relationship with the Company. For the years ended December 31, 2012 and 2011, no energy consumer represented more than 10% individually of the Company’s aggregate revenue, respectively.

Inventory

Inventory is maintained in the Company’s Energy efficiency services segment and consists of prepaid expendables and project materials. Prepaid expendables represents consumable components that are used in project installations and are stated at the lower of cost or market, with cost being determined on a first-in, first-out (FIFO) basis. Historical inventory usage and current trends are considered in estimating both excess and obsolete inventory. To date, there have been no write-downs of inventory and therefore no allowance for excess or obsolete inventory was recorded at December 31, 2012 and 2011. Project materials represent direct costs incurred on projects-in-process as of each reporting period. Inventory consists of the following:

	December 31,
	2012	2011
Prepaid expendables	$32,419	$63,521
Project materials	122,207	224,653

Total inventory	$154,626	$288,174

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets or the life of the related lease, whichever is shorter, which range from 3 to 7 years.

Investment / Convertible Note Receivable

In 2010, the Company made a strategic investment in the form of a two-year $650,000 convertible note with Retroficiency, Inc. (“Retroficiency”). The convertible note accrued interest at 9% per annum with principal and interest due at the end of the term on July 22, 2012. It included optional and automatic conversion rights to convert into Retroficiency shares at $0.54 per share and was subject to adjustment in certain circumstances. During the fourth quarter of 2011, Retroficiency executed a qualified financing in the form of Series A Preferred Stock at a price in excess of the Company’s conversion price and all principal and interest amounts outstanding under the convertible note receivable at the time of the financing were converted into Series A Preferred Stock. In March 2012, the Company sold its investment in Retroficiency at a premium to its carrying value. As a result, a gain of approximately $53,000 has been recorded as other income in the accompanying consolidated statements of operations for the year ended December 31, 2012. See Note 13 “Fair Value Measurement and Fair Value of Financial Instruments” for the fair value assessment of the Retroficiency investment.

Other Assets

Certain acquired software and significant enhancements to the Company’s software are capitalized in accordance with guidance from the Financial Accounting Standards Board (“FASB”). No internally developed software costs were capitalized in 2012, 2011 or 2010. The Company amortized internally developed and purchased software over the estimated useful life of the software (generally three years). During 2012, 2011 and 2010, approximately $18,000, $113,000 and $268,000 were amortized to cost of revenues, respectively. Accumulated amortization was approximately $1,221,000 and $1,203,000 at December 31, 2012 and 2011, respectively. The unamortized balance of internally developed software was fully expensed in 2012. Pre- and post- software implementation and configuration costs have historically been immaterial and charged to cost of revenue as incurred. In addition, certain long term prepaid partner payments of approximately $0.5 million and long term accounts receivable of approximately $0.1 million are included in the balance at December 31, 2012.

Intangible Assets

The Company uses assumptions in establishing the initial carrying value, fair value and estimated lives of its intangible assets. The criteria used for these assumptions include management’s estimate of the asset’s continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, as well as the strategic significance of any identifiable intangible asset in the Company’s business objectives. If assets are considered impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Useful lives and related amortization expense are based on an estimate of the period that the assets will generate revenues or otherwise be used by the Company. Factors that would influence the likelihood of a material change in the Company’s reported results include significant changes in the asset’s ability to generate positive cash flow, a significant decline in the economic and competitive environment on which the asset depends and significant changes in the Company’s strategic business objectives.

Intangible assets consist of customer relationships and contracts, purchased technology and other intangibles, and are stated at cost less accumulated amortization. Intangible assets with a finite life are amortized using the straight-line method over their estimated useful lives, which range from one to ten years.

Impairment of Long-Lived and Intangible Assets

In accordance with guidance from the FASB, the Company periodically reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable or that the useful lives of those assets are no longer appropriate. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. No impairment of the Company’s long-lived assets was recorded as no change in circumstances indicated that the carrying value of the assets was not recoverable during the years ended December 31, 2012 and 2011.

Goodwill & Indefinite-Lived Intangible Assets

The Company uses assumptions in establishing the initial carrying value and fair value of its goodwill and indefinite-lived intangibles. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired businesses. Indefinite-lived intangibles are intangible assets whose useful lives are indefinite in that their lives extend beyond the foreseeable horizon – that is there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the reporting entity. The Company accounts for these items in accordance with the FASB, under which goodwill and intangible assets having indefinite lives are not amortized but instead are assigned to reporting units and tested for impairment annually or more frequently if changes in circumstances or the occurrence of events indicate possible impairment.

The Company performs its annual impairment test at the end of the fourth fiscal quarter of each year, or earlier, if indicators of potential impairment exist. This impairment test is performed for each of its segments — Energy procurement and Energy efficiency services — which have been determined to be the Company’s reporting units. The impairment test for goodwill and indefinite-lived intangibles is a three-step process. Step 0 gives entities the option of first performing a qualitative assessment to test for impairment on a reporting-unit-by-reporting-unit basis. If after performing the qualitative assessment, an entity concludes that it is more-likely-than-not (“MLTN”, typically quantified as a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, then the entity would perform a two-step impairment test. However, if, after applying the qualitative assessment, the entity concludes that it is not MLTN that the fair value is less than the carrying amount, the two step impairment test is not required. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill to be recorded as an impairment loss. To determine the fair value of each of the reporting units as a whole, the Company uses a discounted cash flow analysis, which requires significant assumptions and estimates about the future operations of each reporting unit. Significant judgments inherent in this analysis include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates. The cash flows employed in the discounted cash flow analyses are based on financial forecasts developed by management. The discount rate assumptions are based on an assessment of the Company’s risk adjusted discount rate, applicable for each reporting unit. In assessing the reasonableness of the determined fair values of the reporting units, the Company evaluates its results against its current market capitalization.

The Company performed a step one analysis on both the energy procurement and energy efficiency services reporting units and determined that their indicated fair values substantially exceeded their carrying values. The Company relied on a weighted average cost of capital of 16.15% for each reporting unit which takes into consideration certain specific small company premiums. The Company utilized a long-term growth rate of approximately 3% and 20% for the energy procurement and efficiency services reporting units, respectively, and assumed a combined tax rate of 40% for both units. The Company performed a qualitative assessment of its indefinite-lived intangible assets related to its Energy efficiency segment and determined it was not likely that the fair value of a reporting unit was less than its carrying value.

Deferred Revenue and Customer Advances

Deferred revenue and customer advances arise when energy suppliers pay the Company a commission prior to the Company meeting all the requirements necessary to recognize revenue. Deferred revenue and customer advances expected to be recognized as revenue by year are approximately as follows:

Amount
2013	$1,929,000
2014	819,000
2015	1,097,000
2016	1,164,000
2017 and thereafter	300,000

Total deferred revenue and customer advances	$5,309,000

Warranty

The Company’s Energy efficiency services segment provides its customers a one year warranty for all parts and labor in its installation workmanship. The Company has determined primarily from historical information and management’s judgment, that warranty cost are immaterial and no estimate for warranty cost is required at the time revenue is recognized. Should actual warranties differ from the Company’s estimates, an estimated warranty liability would be required. There was no warranty liability reflected in the Company’s consolidated balance sheets as of December 31, 2012 and 2011, respectively, as reported warranty claims have been immaterial for the years ended December 31, 2012 and 2011, respectively. The Energy efficiency services segment did not exist during the year ended December 31, 2010.

Income Taxes

In accordance with guidance from the FASB, deferred tax assets and liabilities are determined at the end of each period based on the future tax consequences that can be attributed to net operating loss carryforwards, as well as differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax basis. Deferred income tax expense or credits are based on changes in the asset or liability from period to period. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income. In determining the valuation allowance, the Company considers past performance, expected future taxable income, and qualitative factors which the Company considers to be appropriate in estimating future taxable income. The Company’s forecast of expected future taxable income is for future periods that can be reasonably estimated. Results that differ materially from current expectations may cause the Company to change its judgment on future taxable income and adjust its existing tax valuation allowance.

The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by the taxing authority in accordance with the FASB’s recognition and measurement standards. At December 31, 2012, there are no expected material, aggregate tax effects of differences between tax return positions and the benefits recognized in the Company’s consolidated financial statements. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes.

Other liabilities

Other liabilities include deferred income taxes of approximately $0.1 million at December 31, 2011.

Stock-based Compensation

The Company recognizes the compensation from stock-based awards on a straight-line basis over the requisite service period of the award. For the year ended December 31, 2012, stock-based awards consisted of grants of stock options, restricted stock and stock warrants, and for the years ended December 31, 2011 and 2010, stock-based awards consisted of grants of stock options and stock warrants. The restrictions on the restricted stock lapse over the vesting period. The vesting period of stock-based awards is determined by the board of directors, and is generally four years for employees.

The Company accounts for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured. For the years ended December 31, 2012, 2011 and 2010 stock-based awards to non-employees consisted of grants of stock warrants. The vesting period of stock warrants granted ranged from one to five years.

Advertising Expense

Advertising expense primarily includes promotional expenditures and is expensed as incurred. Advertising expenses incurred were approximately $205,000, $144,000 and $70,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses (including contingent consideration) and debt. The carrying amounts for these financial instruments reported in the consolidated balance sheets approximate their fair values.

Fair Value Measurements

The Company follows Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for fair value measurements. ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value, which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

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

Segment Reporting

Guidance from the FASB establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the president and chief executive officer. The Company’s chief operating decision maker reviews the results of operations based on two industry segments: Energy procurement and Energy efficiency services.

Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). The new guidance is intended to reduce the complexity and costs of the annual impairment test for indefinite-lived intangible assets by allowing companies to make a qualitative evaluation about the likelihood of impairment to determine whether it should perform a quantitative impairment test. This new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted this standard in 2012 for its assessment of indefinite-lived intangible assets.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). The update requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of their financial statements to understand the effect of those arrangements on their financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company does not expect the application of this update to have an impact on its consolidated financial statements.

NOTE 3 — ACQUISITIONS

The Company accounts for acquisitions using the purchase method in accordance with ASC 805, “Business Combinations.” The results of operations of acquisitions have been included in the accompanying consolidated financial statements as of the dates of the acquisition. Total cash paid for acquisitions in 2012 was $8.1 million in 2012 and $10.4 million in 2011. In addition, the Company recognized $0.2 million of total acquisition costs that were included in general and administrative expense primarily during the fourth quarter of 2012 in the consolidated statement of operations.

NEP

On October 3, 2012, the Company acquired substantially all of the assets and certain obligations of NEP pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) between the Company, NEP, and its members. NEP is a Connecticut based energy management and procurement company.

The acquisition-date fair value of the consideration transferred totaled approximately $12.1 million, which consisted of the following:

Purchase price
Cash	$7,910,959
Notes payable to seller	2,000,000
Contingent consideration	2,219,000

Total consideration	$12,129,959

The Company funded the initial $7.9 million cash portion of the purchase price through the issuance of long-term debt with Silicon Valley Bank (“SVB”) and Massachusetts Capital Resource Company (“MCRC”). On October 3, 2012, the Company entered into a Fourth Loan Modification Agreement (the “Fourth Modification Agreement”) with SVB, which modifies a Loan and Security Agreement between the Company and SVB dated September 8, 2008. See Note 15 “Credit Arrangements” for details of long-term debt.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date:

Allocations
Unbilled accounts receivable	$837,693
Fixed assets	26,765
Current liabilities	(415,078)
Intangible assets	7,820,000
Goodwill	3,860,579

Net assets acquired	$12,129,959

The fair value of the Notes payable to seller was recorded at the face amount of the notes entered into at the date of acquisition due to their short-term maturity and market rate of interest. The Notes payable to seller bear interest at 4% and is due as follows:

Amount
October 1, 2013	$1,500,000
April 1, 2014	500,000

Total Notes payable to seller	$2,000,000

Interest is payable on each tranche at the respective due dates. These notes are unsecured and are subordinated to the Company’s credit facility with SVB.

As part of the total consideration, NEP can earn up to $3,180,000 in contingent consideration if certain performance criteria are met post-acquisition. This potential contingent consideration consists of $2.5 million in cash and 153,153 shares of common stock and is due on December 31, 2013. The fair value of the contingent consideration was based on the weighted probability of achievement of certain revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) levels for the 12-months ending September 30, 2013. The Company has valued this contingent payment at $2.2 million, which has been recorded within current liabilities as accrued contingent consideration. In initially measuring the fair value of the contingent consideration, the Company assigned probabilities to these performance criteria, based among other things on the nature of the performance criteria and the Company’s due diligence performed at the time of the acquisition.

The purchase price was allocated to the tangible and intangible assets and liabilities assumed based on estimates of their respective fair values at the date of acquisition with the remaining unallocated purchase price recorded as goodwill. Fair value of intangible assets was determined using a combination of the multi-period excess earnings method, the comparative business valuation method and relief from royalty method. The goodwill recognized is attributable primarily to future revenue generation resulting from expected synergies, expanded product lines and new markets and is expected to be deductible for tax purposes over a period of 15 years.

Management is responsible for the valuation of net assets acquired and considered a number of factors, including valuations and appraisals, when estimating the fair values and estimated useful lives of acquired assets and liabilities. At December 31, 2012 the allocation of the purchase price has been finalized. The intangible assets, excluding goodwill, are being amortized on a straight-line basis over their weighted average lives as follows:

	Fair Value	Weighted Average Lives
Customer contracts	$2,500,000	4 years
Non-compete agreements	900,000	5 years
Customer relationships	4,000,000	10 years
Trade names	420,000	4 years

Total intangible assets	$7,820,000

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

The fair value of accounts receivable acquired on September 13, 2011 was approximately $413,000. The gross contractual amount of these accounts receivable was approximately $460,000, of which $47,000 was not expected to be collected. Actual collections exceeded the fair value of the unbilled accounts receivable at acquisition by $85,000, which has been recorded as a reduction in general and administrative expense for the year ended December 31, 2012.

The purchase price was allocated to the tangible and intangible assets and liabilities assumed based on estimates of their respective fair values at the date of acquisition with the remaining unallocated purchase price recorded as goodwill. Fair value of intangible assets was determined using a combination of the income approach and cost approach. The goodwill recognized is attributable primarily to expected synergies of Co-eXprise and is expected to be deductible for tax purposes over a period of 15 years. As of December 31, 2012, there were no changes in the recognized amounts of goodwill. Acquisition costs of approximately $0.2 million were recorded in general and administrative expense in 2011.

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

The fair value of the Notes payable to seller was recorded at the face amount of the notes entered into at the date of acquisition due to their short-term maturity and market rate of interest. The Notes payable to seller bore interest at 5% and were due in three equal installments as follows:

Due Date	Amount
July 2, 2012	$1,000,000
October 1, 2012	1,000,000
December 28, 2012	1,000,000

Total Notes payable to seller	$3,000,000

During 2012 the Company paid $3,000,000 in Notes payable to seller, including interest paid on each tranche at the respective due dates and no amounts remained outstanding under these notes as of December 31, 2012.

In addition, the sellers of NES could earn up to $500,000 in contingent consideration if certain performance criteria were met post-acquisition. This potential contingent consideration consisted of two equal amounts of $250,000 and was due on January 15, 2012 (the “2011

NES Contingent Consideration”) and March 31, 2013 (the “2012 NES Contingent Consideration”), respectively. The Company determined that the 2011 NES Contingent Consideration was met and in January 2012 paid the sellers of NES $250,000. At December 31, 2012, the recognized amount of the 2012 NES Contingent Consideration was unchanged at $0.1 million and has been reflected within current liabilities in the Company’s consolidated balance sheets. In March 2013, payment of the 2012 NES contingent consideration of approximately $0.1 million was made.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date:

Allocations
Current assets	$1,875
Fixed assets	168,530
Capital leases	(53,709)
Intangible assets	2,962,500
Goodwill	1,534,870

Net assets acquired	$4,614,066

The purchase price was allocated to the tangible and intangible assets and liabilities assumed based on estimates of their respective fair values at the date of acquisition with the remaining unallocated purchase price recorded as goodwill. Fair value of intangible assets was determined using a combination of the multi-period excess earnings method, the income approach and the cost replacement approach. The goodwill recognized is attributable primarily due to future revenue generation resulting from expanded product lines and new markets and is expected to be deductible for tax purposes over a period of 15 years. Acquisition costs of approximately $0.1 million were recorded in general and administrative expense in 2011.

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

	$2,962,500

GSE:

On October 31, 2011, the Company acquired substantially all of the assets and certain obligations of GSE Consulting, L.P. (“GSE”) for a maximum purchase price of $13.1 million. GSE is a Texas based energy management and procurement company. The purchase price was $8.6 million, consisting of $3.9 million in cash, $1.5 million in cash to pay off GSE debt, and 1.0 million shares of the Company’s Common Stock valued at $3.2 million. In addition, GSE may earn up to $4.5 million of contingent consideration in cash based on the achievement of certain annualized new booking and renewal rate targets to be measured over a two-year period through October 2013.

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

In addition, the sellers of GSE could earn up to an additional $4.5 million in contingent consideration if certain performance criteria were met post-acquisition. These future potential contingent payments as of December 31, 2012 were as follows:

Due Date	Amount
January 31, 2012 (“GSE 2011 Contingent Consideration”)	$2,000,000
January 15, 2013 (“GSE 2012 Contingent Consideration”)	1,500,000
January 15, 2014 (“GSE 2013 Contingent Consideration”)	1,000,000

Total contingent consideration	$4,500,000

The fair value of the contingent consideration was based on the weighted probability of achievement of certain performance milestones. These contingent considerations were tied to the achievement of certain New Bookings and Renewal Rate achievement for the 3-months ended December 31, 2011 and the twelve months ending October 31, 2012 and 2013, respectively. The Company initially valued these contingent payments at approximately $4.3 million. In initially measuring the fair value of the contingent consideration, the Company assigned probabilities to these performance criteria, based among other things on the nature of the performance criteria and the Company’s due diligence performed at the time of the acquisition.

The Company made the first contingent consideration payment of $2.0 million in January 2012 as the performance criteria were met. The GSE 2012 Contingent Consideration and the GSE 2013 Contingent Consideration earn interest at 4% per annum, which is payable at each respective due date. In January 2013, payment of the GSE 2012 Contingent Consideration of approximately $1.3 million was made. At December 31, 2012 the recognized amount of the 2013 GSE contingent consideration was unchanged at approximately $0.9 million. This amount and related interest of approximately $0.1 million have been reflected within long-term liabilities in the Company’s consolidated balance sheets at December 31, 2012.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date:

Allocations
Current assets	$8,698
Fixed assets	100,088
Other assets	15,030
Capital leases	(27,858)
Intangible assets	7,080,000
Goodwill	5,762,293

Net assets acquired	$12,938,251

The purchase price was allocated to the tangible and intangible assets and liabilities assumed based on estimates of their respective fair values at the date of acquisition with the remaining unallocated purchase price recorded as goodwill. Fair value of intangible assets was determined using a combination of the multi-period excess earnings method, the comparative business valuation method and the relief from royalty method. The goodwill recognized is attributable primarily to future revenue generation resulting from expected synergies, expanded product lines and new markets and is expected to be deductible for tax purposes over a period of 15 years. Acquisition costs of approximately $0.4 million were recorded in general and administrative expense in 2011.

Management is responsible for the valuation of net assets acquired and considered a number of factors, including valuations and appraisals, when estimating the fair values and estimated useful lives of acquired assets and liabilities. The intangible assets, excluding goodwill, are being amortized on a straight-line basis over their weighted average lives as follows:

	Fair Value	Weighted Average Lives
Non-compete agreements	1,280,000	5 years
Customer relationships	3,480,000	10 years
Customer contracts	1,650,000	3 years
Trade names	670,000	4 years

	$7,080,000

Other Acquisitions:

In December 2012 the Company acquired two additional businesses, primarily to expand its customer base in the procurement and efficiency markets. The total consideration of these acquisitions was $0.2 million. In allocating the total purchase consideration for these allocations based on estimated fair values, the Company recorded approximately $0.1 million of identifiable intangible assets which consisted of customer relationships with a weighted average life of one year.

The NES acquisition operating results have been included within the Company’s Energy efficiency services segment since the date of acquisition. The Co-eX contracts, GSE and NEP operations were integrated into the Company’s Energy procurement segment from the respective dates of acquisition and, therefore, discrete operating results are not maintained or reviewed by the Company’s chief operating decision maker for those operations. The following unaudited pro forma information assumes that the acquisitions of Co-eXprise, NES, GSE and NEP had been completed as of the beginning of 2011:

	Years Ended December 31,
	2012	2011
	(Unaudited)	(Unaudited)

Revenues	$35,783,527	$37,838,477
Net income	4,791,197	1,764,866

Net income per share:
Net income per share — basic	$0.40	$0.15
Net income per share — diluted	$0.40	$0.15

Weighted average shares outstanding — basic	11,901,172	11,416,998
Weighted average shares outstanding — diluted	11,958,689	11,478,718

The pro forma financial information is not necessarily indicative of the results to be expected in the future as a result of the acquisitions of the Co-eXprise, NES, GSE and NEP, as the acquisitions did not necessarily reflect the purchase of stand-alone or complete operations, and included several non-recurring revenue events.

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment are as follows:

	Energy Procurement	Energy Efficiency Services	Total
Balance at January 1, 2011	$3,178,701	$—	$3,178,701
Goodwill acquired	7,593,684	1,534,870	9,128,554

Balance at December 31, 2011	10,772,385	1,534,870	12,307,255
Goodwill acquired	3,860,579	—	3,860,579

Balance at December 31, 2012	$14,632,964	$1,534,870	$16,167,834

Acquisition related intangible assets with finite lives related to the Company’s Energy procurement segment are summarized as follows at December 31, 2012:

	Estimated Useful Life	Carrying Amount	Accumulated Amortization	Net
Customer contracts	1 - 4 years	$5,276,000	$1,322,000	$3,954,000
Customer relationships	7 - 10 years	12,800,000	3,264,000	9,536,000
Non-compete agreements	5 years	2,350,000	388,000	1,962,000
Trade names	4 years	1,090,000	221,000	869,000

Total		$21,516,000	$5,195,000	$16,321,000

Acquisition related intangible assets with finite lives related to the Company’s Energy efficiency segment are summarized as follows at December 31, 2012:

	Estimated Useful Life	Carrying Amount	Accumulated Amortization	Net
Customer relationships	9 years	$992,000	$134,000	$858,000
Non-compete agreements	5 years	235,000	57,000	178,000

Total		$1,227,000	$191,000	$1,036,000

Acquisition related intangible assets with finite lives related to the Company’s Energy procurement segment are summarized as follows at December 31, 2011:

	Estimated Useful Life	Carrying Amount	Accumulated Amortization	Net
Customer contracts	2.5 - 3 years	$2,660,000	$207,000	$2,453,000
Customer relationships	7 - 10 years	8,800,000	2,255,000	6,545,000
Non-compete agreements	5 years	1,660,000	245,000	1,415,000
Developed technology	5 years	1,830,000	1,677,000	153,000
Supplier agreements	5 years	380,000	348,000	32,000
Trade names	4 years	670,000	28,000	642,000

Total		$16,000,000	$4,760,000	$11,240,000

Acquisition related intangible assets with finite lives related to the Company’s Energy efficiency segment are summarized as follows at December 31, 2011:

	Estimated Useful Life	Carrying Amount	Accumulated Amortization	Net
Customer relationships	9 years	$992,000	$17,000	$975,000
Non-compete agreements	5 years	235,000	7,000	228,000

Total		$1,227,000	$24,000	$1,203,000

The Company also recorded acquisition related intangible assets with indefinite lives in the amount of $1,736,000 pertaining to customer relationships in its Energy efficiency segment, not reflected in the above tables.

Intangible assets with a finite life are amortized using the straight-line method over their estimated useful lives, which range from one to ten years. Amortization expense was approximately $3,022,000, $1,347,000 and $1,027,000 for the years ended December 31, 2012, 2011 and 2010, respectively. In addition, approximately $2.4 million of fully amortized intangible assets related to our Energy procurement segment were removed from the 2012 presentation. The approximate future amortization expense of intangible assets is as follows:

2013	$3,899,000
2014	3,369,000
2015	2,801,000
2016	2,416,000
2017 and thereafter	4,872,000

$17,357,000

NOTE 5 — TRADE ACCOUNTS RECEIVABLE, NET

The Company does not invoice bidders for the commissions earned on retail electricity, certain natural gas and demand response transactions and, therefore, reports a significant portion of its receivables as “unbilled.” Unbilled accounts receivable represent management’s best estimate of energy provided by the energy suppliers to the energy consumers for a specific completed time period at contracted commission rates.

The Company generally invoices bidders for commissions earned on retail natural gas and wholesale transactions as well as energy efficiency customers, which are reflected as billed accounts receivable. The total commission earned on these transactions is recognized upon completion of the procurement event or upon project installation and acceptance, as required, and is generally due within 30 days of invoice date. In addition, the Company invoices the bidder, lister or combination of both for certain auctions performed for environmental commodity product transactions. These transactions are earned and invoiced either upon lister acceptance of the auction results or, in some cases, upon delivery of the credits or cash settlement of the transaction. For the year ended December 31, 2012, the Company provided $103,857 in bad debt expense. There was no bad debt expense provided in the year ended December 31, 2011. There were no write-offs in either year. Trade accounts receivable, net consists of the following:

	December 31,
	2012	2011

Unbilled accounts receivable	$5,343,559	$3,145,753
Billed accounts receivable	2,074,223	529,203

	7,417,782	3,674,956
Allowance for doubtful accounts	(175,179)	(71,322)

Trade accounts receivable, net	$7,242,603	$3,603,634

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31,
	2012	2011

Leasehold improvements	$110,206	$104,739
Equipment	774,199	584,416
Motor vehicles	121,616	124,847
Furniture and fixtures	630,057	460,750

	1,636,078	1,274,752
Less accumulated depreciation	(996,239)	(848,349)

Property and equipment, net	$639,839	$426,403

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was approximately $217,000, $147,000 and $140,000, respectively.

NOTE 7 — COMMON AND PREFERRED STOCK

Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation, as amended, authorizes 5,000,000 shares of $0.0001 par value undesignated preferred stock for issuance by the Company’s board of directors. No preferred shares have been issued as of December 31, 2012 and 2011.

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

In April 2010, the Company filed an S-3 registration statement with the Securities and Exchange Commission, or SEC, using a “shelf” registration, or continuous offering, process. Under this shelf registration process, the Company may, from time to time, issue and sell any combination of preferred stock, common stock or warrants, either separately or in units, in one or more offerings with a maximum aggregate offering price of $20,000,000, including the U.S. dollar equivalent if the public offering of any such securities is denominated in one or more foreign currencies, foreign currency units or composite currencies. On April 11, 2011 the Company issued approximately 1.5 million shares of common stock utilizing this shelf registration to several accredited institutional investors at $3.60 per share yielding proceeds of approximately $5.3 million, net of $0.2 million of expenses.

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

Treasury Stock

In connection with the vesting of restricted stock granted to employees the Company withheld shares with value equivalent to employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld of 643 and 3,269 for the years ended December 31, 2012 and 2011, respectively, were based on the value of the restricted stock on their vesting date as determined by the Company’s closing stock price. Total payment for employees’ tax obligations was approximately $3,000 and $12,000 for the years ended December 31, 2012 and 2011. These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Common Stock Warrants

On October 3, 2012, the Company issued warrants to SVB for the purchase of 45,045 shares of the Company’s common stock at a per share price of $4.44 in connection with a Fourth Loan Modification Agreement (the “Fourth Modification Agreement”) with SVB. The warrants have a seven year life.

The following table summarizes the Company’s warrant activity:

	Shares	Weighted Average Exercise Price
Warrants outstanding, January 1, 2010	4,260	$0.30
Granted	64,500	$3.03
Exercised	(4,110)	$0.30
Canceled/expired	(150)	$0.30

Warrants outstanding, December 31, 2010	64,500	$3.03
Granted	300,000	$3.00
Exercised	—	$—
Canceled/expired	—	$—

Warrants outstanding, December 31, 2011	364,500	$3.00
Granted	45,045	$4.44
Exercised	(60,000)	$3.01
Canceled/expired	(300,000)	$3.00

Warrants outstanding, December 31, 2012	49,545	$4.33

The weighted average remaining contractual life of warrants outstanding is 6.35 years as of December 31, 2012.

NOTE 8 — EMPLOYEE BENEFIT PLANS

Stock Options

The Company has two stock incentive plans: the 2003 Stock Incentive Plan, or the 2003 Plan, and the 2006 Stock Incentive Plan, or the 2006 Plan. At the Company’s Annual Meeting on May 17, 2012, an amendment to the 2006 Plan was approved to increase the number of shares of common stock covered by the 2006 Plan by 800,000 shares from 873,816 to 1,673,816. There were 1,457,114 shares of common stock reserved for issuance under these plans at December 31, 2012. As of December 31, 2012, 85,201 shares of common stock, representing option grants still outstanding, were reserved under the 2003 Plan. No further grants are allowed under the 2003 Plan. As of December 31, 2012, 1,371,913 shares of common stock were reserved under the 2006 Plan representing 715,543 outstanding stock options, 120,023 shares of restricted stock outstanding and 536,347 shares available for grant. A summary of stock option activity under both plans for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	659,888	$3.73
Granted	190,600	$2.83
Canceled	(21,052)	$7.81
Exercised	(124,530)	$0.35

Outstanding at December 31, 2010	704,906	$3.96
Granted	135,000	$3.15
Canceled	(55,687)	$3.41
Exercised	(76,938)	$1.16

Outstanding at December 31, 2011	707,281	$4.15
Granted	221,600	$4.03
Canceled	(58,324)	$5.06
Exercised	(69,813)	$2.83

Outstanding at December 31, 2012	800,744	$4.17

A summary of common stock options outstanding and common stock options exercisable as of December 31, 2012 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$2.00 - $2.80	40,255	2.93 Years	$96,612	40,255	2.93 Years	$96,612
$2.81 - $3.16	246,775	5.34 Years	346,494	98,901	5.14 Years	142,289
$3.17 - $4.91	414,013	5.17 Years	317,511	150,726	3.27 Years	168,910
$4.92 - $13.40	99,701	1.11 Years	—	98,139	1.08 Years	—

	800,744	4.60 Years	$760,617	388,021	3.16 Years	$407,811

The aggregate intrinsic value of options exercised during the year ended December 31, 2012 was approximately $102,000. At December 31, 2012, the weighted average exercise price of common stock options outstanding and exercisable was $4.17 and $4.78, respectively.

Restricted Stock

A summary of restricted stock activity for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Shares	Weighted Average Grant Price
Outstanding at January 1, 2010	34,301	$10.38
Granted	12,324	$2.84
Canceled	(2,885)	$8.55
Vested	(29,912)	$7.58

Outstanding at December 31, 2010	13,828	$10.10
Granted	11,143	$3.14
Canceled	(2,250)	$10.76
Vested	(20,865)	$6.56

Outstanding at December 31, 2011	1,856	$7.28
Granted	130,498	$3.39
Canceled	—	$—
Vested	(12,331)	$4.55

Outstanding at December 31, 2012	120,023	$3.33

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

NOTE 9 — EARNINGS (LOSS) PER SHARE

As of December 31, 2012, 2011 and 2010, the Company only had one issued and outstanding class of stock — common stock. As a result, the basic earnings or loss per share for the years ended December 31, 2012 and 2011 and 2010 is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.

The following table provides a reconciliation of the denominators of the Company’s reported basic and diluted earnings per share computation for the years ended December 31, 2012 and 2011 and 2010, respectively:

	Years Ended December 31,
	2012	2011	2010
Weighted number of common shares — basic	11,901,172	10,521,910	9,067,834
Common stock equivalents	57,517	—	—

Weighted number of common and common equivalent shares — diluted	11,958,689	10,521,910	9,067,834

The computed loss per share does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on loss per share. As the Company was in a net loss position for the years ended December 31, 2011 and 2010, all common stock equivalents in those years were anti-dilutive.

The following represents issuable weighted average share information for the respective periods:

	Years Ended December 31,
	2012	2011	2010
Common stock options	21,348	30,068	112,699
Common stock warrants	22,653	31,357	1,878
Unvested restricted stock	13,516	295	357

Total common stock equivalents	57,517	61,720	114,934

In addition, common stock options and common stock warrants of 713,301 and 45,045, respectively, were excluded from the calculation of net income (loss) per share, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during the year ended December 31, 2012. Common stock options and unvested restricted stock of 634,901 and 1,332, respectively, were excluded from the calculation of net income (loss) per share, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during the year ended December 31, 2011. Common stock options, common stock warrants and unvested restricted stock of 560,451, 64,500 and 13,079, respectively, were excluded from the calculation of net loss per share, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during the year ended December 31, 2010. The Company did not declare or pay any dividends in 2012, 2011 and 2010.

NOTE 10 — STOCK-BASED COMPENSATION

For the year ended December 31, 2012, share based awards consisted of grants of stock options, restricted stock and stock warrants and for the years ended December 31, 2011 and 2010, share based awards consisted of grants of stock options and stock warrants. The Company recognizes the compensation from stock-based awards on a straight-line basis over the requisite service period of the award. The vesting period of stock-based awards is determined by the board of directors, and is generally four years for employees. The restrictions on the restricted stock lapse over the vesting period, which is typically four years. The per-share weighted-average fair value of stock options granted during the years ended December 31, 2012, 2011 and 2010 was $2.80, $2.20 and $2.12, respectively, on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year ended December 31,	Expected Dividend Yield	Risk Interest Rate	Expected Life	Expected Volatility

2012	—	0.71%	4.75 years	94%
2011	—	0.89%	4.75 years	99%
2010	—	1.93%	4.75 years	105%

The per-share weighted-average fair value of stock warrants granted during the years ended December 31, 2012, 2011 and 2010 was $3.10, $0.72 and $2.44, respectively, on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year ended December 31,	Expected Dividend Yield	Risk Interest Rate	Expected Life	Expected Volatility

2012	—	0.61%	7.00 years	94%
2011	—	0.12%	0.63 years	60%
2010	—	2.37%	5.00 years	114%

The Company elected to use the Black-Scholes option pricing model to determine the weighted average fair value of options and warrants granted. The Company determined the volatility for stock options based on the reported closing prices of the Company’s stock since its initial public offering in November 2006. The expected life of stock options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, “Stock-based Payment”. The expected life of stock warrants is based on the contract term of the warrants. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options and stock warrants. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, guidance from the FASB requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. As a result, the Company applied estimated forfeiture rates to unvested stock-based compensation of 10% for stock options and restricted stock for the years ended December 31, 2012, 2011 and 2010, respectively, in determining the expense recorded in the accompanying consolidated statements of operations. The Company did not apply an estimated forfeiture rate to unvested stock-based compensation for stock warrants for the years ended December 31, 2012 and 2011, and applied an estimated forfeiture rate of 7% to unvested stock-based compensation for stock warrants for the year ended December 31, 2010, in determining the expense recorded in the accompanying consolidated statements of operations.

The approximate total stock-based compensation expense for the periods presented is included in the following expense categories:

	Years Ended December 31,
	2012	2011	2010
Cost of revenue	$79,000	$69,000	$79,000
Sales and marketing	207,000	356,000	227,000
General and administrative	180,000	185,000	365,000

Total stock-based compensation	$466,000	$610,000	$671,000

As of December 31, 2012, there was approximately $1,316,000 of unrecognized compensation expense related to stock-based awards, including approximately $994,000 related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.34 years, approximately $322,000 related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 3.41 years. See Note 8 to the consolidated financial statements for a summary of the stock-based activity under the Company’s stock-based employee compensation plans for the years ended December 31, 2012, 2011 and 2010.

The Company accounts for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured. During 2012, the Company issued warrants to SVB for the purchase of 45,045 shares of the Company’s common stock in conjunction with a Fourth Loan Modification Agreement (the “Fourth Modification Agreement”). The Company recognized a debt discount of approximately $140,000, of which approximately $130,000 was unamortized and recorded against long term debt on the Company’s December 31, 2012 balance sheet, and approximately $10,000 was recorded as interest expense in the statement of operations for the year ended December 31, 2012. During 2011, stock warrants were granted for 300,000 shares of common stock to consultants in consideration for services performed, for which the

Company recognized a charge of approximately $19,000 and $197,000 to sales and marketing expense in the statement of operations for the year ended December 31, 2012 and 2011, respectively. During 2010, stock warrants were granted for 64,500 shares of common stock to consultants in consideration for services performed, for which the Company recognized a charge of approximately $4,000 and $153,000 to general and administrative expense in the statement of operations for the year ended December 31, 2011 and 2010, respectively.

NOTE 11 — RELATED PARTIES

In 2012 the Company entered into an agreement to lease a facility in Enfield CT, used to support its operations related to its acquisition of NEP. The facility is owned by a real estate holding company owned equally by the former owners of NEP. The managing member of the holding company is an employee of the Company. Rent paid by the Company to this real estate holding company amounted to approximately $29,000 in 2012. Management believes that the lease rate per square foot approximates fair value for similar types of buildings in the same geographic region.

Pursuant to the Company’s 2012 acquisition of assets and certain liabilities of NEP, the Company issued notes payable to seller and contingent consideration as part of the purchase price. Subsequent to the acquisition one of the owners of NEP became an employee of the Company, while retaining an indirect interest in purchase consideration due NEP. The current and non-current portion of notes payable to NEP reflected in the Company’s December 31, 2012 consolidated balance sheet were $1,500,000 and $500,000, respectively. Additionally, approximately $20,000 of interest expense related to the notes payable was reflected in the Company’s consolidated statement of operations for the year ended December 31, 2012. Accrued contingent consideration of $2,219,000 related to this acquisition was reflected as a current liability in the Company’s December 31, 2012 consolidated balance sheet.

Pursuant to the Company’s 2011 acquisition of assets and certain liabilities of NES, the Company issued notes payable to seller and contingent consideration as part of the purchase price. Subsequent to the acquisition the three Members of NES became employees of the Company, while retaining an interest in purchase consideration due NES. The seller notes payable to NES reflected in the December 31, 2011 balance sheet were paid during 2012 and no balance remained at December 31, 2012. Accrued contingent consideration of $120,312 and $370,312 related to the NES acquisition were reflected as liabilities in the Company’s December 31, 2012 and 2011 balance sheets, respectively. Additionally, approximately $113,000 and $32,000 of interest expense related to the notes payable to seller was reflected in the Company’s statement of operations for the year ended December 31, 2012 and 2011, respectively, with approximately $32,000 of accrued interest expense reflected as a current liability in the Company’s December 31, 2011 balance sheet.

NOTE 12 — INCOME TAXES

Provisions for the Company’s income taxes for the three years ended December 31 were as follows:

	2012	2011	2010
Current:
Federal	$62,393	$35,868	$—
State	23,464	14,623	—

	85,857	50,491	—

Deferred:
Federal	(6,569,461)	73,937	—
State	(995,532)	13,796	—

	(7,564,993)	87,733	—

	$(7,479,136)	$138,224	$—

The components of the Company’s net deferred tax asset (liability) are as follows:

	December 31,
	2012	2011
Depreciation and amortization	$1,417,642	$820,606
Goodwill and indefinite lived intangible assets	(422,892)	(132,249)
Acquisition costs	303,605	265,048
Accruals and reserves	1,882,888	267,756
Alternative minimum tax credits	106,910	44,516
Other tax credits	(87,733)	—
Net operating loss carryforwards	4,276,840	5,955,745

	7,477,260	7,221,422

Valuation allowance	—	(7,309,155)

Deferred tax asset (liability)	$7,477,260	$(87,733)

In the Company’s December 31, 2012 balance sheet, approximately $1.6 million of the Company’s deferred tax asset was included with current assets and approximately $5.9 million of the Company’s deferred tax asset was included with non-current assets. In the Company’s December 31, 2011 balance sheet, $87,733 of the Company’s deferred tax liability was included with non-current liabilities.

Pursuant to ASC 740-10, management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and other temporary differences. The Company had historically maintained a valuation allowance against its net deferred tax assets. During the fourth quarter of 2012, management concluded that is more likely than not that the Company will recognize all of its deferred tax assets and, accordingly, has recognized a tax benefit of approximately $7.5 million resulting from the release of its valuation allowance. The Company continually evaluates additional facts representing both positive and negative evidence in the determination of the realizability of the deferred tax assets, including scheduling of deferred tax liabilities and projected taxable income. The underlying assumptions used in forecasting future taxable income requires significant judgment and take into account all available evidence, including past operating results and recent performance. The positive evidence considered was three year cumulative taxable income, projected future taxable income, length of carry-forward periods of net operating losses and tax credits, results from its recent acquisitions and operating results in the Company’s Energy efficiency segment. In addition, the Company has generated taxable income in each of the last three years and has utilized $6.6 million of federal net operating loss carryforwards during that period. The primary negative evidence considered was the Company’s recent history of cumulative pre-tax losses and its limited experience in the Energy efficiency business. Management has considered the weight of all available evidence in determining whether a valuation allowance was required and concluded the weight of the positive evidence was greater than the negative evidence making it more likely than not that the Company will recognize its deferred tax assets.

A reconciliation of the Company’s federal statutory tax rate to its effective rate is as follows:

	Years Ended December 31,
	2012	2011	2010
Income tax at federal statutory rate	(34.0)%	34.0%	(34.0)%
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	(4.0)%	4.0%	(6.3)%
Permanent differences	9.5%	222.2%	196.8%
Tax impact of indefinite lived intangible assets not amortized for book purposes	—%	95.6%	—%
Utilization of valuation allowance	28.5%	—%	—%
Change in valuation allowance	(345.7)%	(260.1)%	(156.5)%
Alternative minimum tax requirement	3.9%	55.0%	—%

	(341.8)%	150.7%	0.0%

As of December 31, 2012, the Company has federal net operating loss carryforwards of approximately $11.6 million which begin to expire in 2027, and state net operating loss carryforwards of approximately $8.2 million, which begin to expire in 2013.

The Company files income tax returns in the United States federal jurisdiction and in various states. The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examination by tax authorities for years before 2009. At December 31, 2012, there are no expected material, aggregate tax effects of differences between tax return positions and the benefits recognized in the financial statements.

Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may have limited or may limit in the future the amount of net operating loss carryforwards which could be utilized annually to offset future taxable income and income tax liabilities. The amount of any annual limitation is determined based upon the Company’s value prior to an ownership change. The Company performed an internal analysis with the guidance of its third party tax adviser and determined that ownership changes that have occurred primarily in connection with stock offerings or in connection with acquisitions when the Company issued stock to the sellers have not limited the Company’s ability to fully utilize its net operating loss carryforwards.

NOTE 13 — FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and liabilities of the Company measured at fair values on a recurring basis as of December 31, 2012 and 2011 are summarized as follows:

	December 31, 2012	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$3,307,822	$3,307,822	$—	$—

Total Assets	$3,307,822	$3,307,822	$—	$—

Liabilities
Contingent consideration	$4,759,257	$—	$—	$4,759,257
Debt discount	129,587	—	129,587	—

Total Liabilities	$4,888,844	$—	$129,587	$4,759,257

	December 31, 2011	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$1,837,801	$1,837,801	$—	$—
Investments	716,936	—	—	716,936

Total Assets	$2,554,737	$1,837,801	$—	$716,936

Liabilities
Contingent consideration	$4,739,982	$—	$—	$4,739,982

Total Liabilities	$4,739,982	$—	$—	$4,739,982

The Company determines the fair value of acquisition-related contingent consideration based on assessment of the probability that the Company would be required to make such future payment. Changes to the fair value of contingent consideration are recorded in general and administrative expense. The following table provides a rollforward of the fair value, as determined by level 3 inputs, of the contingent consideration.

	December 31,
	2012	2011
Beginning balance	$4,739,982	$—
Additions	2,219,000	4,685,812
Payments	(2,250,000)	—
Change in fair value included in earnings	(50,000)	37,500
Accrued interest	100,275	16,670

Ending balance	$4,759,257	$4,739,982

The year-end carrying amounts and fair values of the Company’s debt obligations are as follows:

	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, net of debt discount	$6,370,413	$6,370,413	$—	$—
Debt discount	129,587	129,587	—	—
Subordinated notes payable	4,000,000	4,000,000	—	—
Related party subordinated notes payable	2,000,000	2,000,000	3,000,000	3,000,000

Total debt obligations	$12,500,000	$12,500,000	$3,000,000	$3,000,000

The carrying amount for fixed rate long-term debt and variable rate long term approximate fair value because the underlying instruments are primarily at current market rates available to the Company for similar borrowings. The interest rate on the SVB debt is tied to the prime rate and will fluctuate with changes in that rate. Related party notes payable are primarily short-term in nature. The $3.0 million in related party notes payable in 2011 were retired in 2012. Of the $2.0 million in related party notes payable at December 31, 2012, $1.5 million is short-term and $0.5 million is classified as long-term.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Leases

On June 25, 2012, the Company relocated its corporate headquarters to 100 Front Street, Worcester, MA. In connection with this move, the Company entered into a ten-year lease for 12,000 square feet of office space at a rate comparable to rates paid under its former corporate office lease. The average annual rental commitment under this lease is approximately $320,000.

The Company maintains operating leases for office space in nine locations in the United States, paid in installments due the beginning of each month and that expire through May 2022. Future aggregate minimum payments under office space operating leases as of December 31, 2012 were as follows:

Amount
2013	$702,506
2014	629,732
2015	619,856
2016	593,371
2017 and thereafter	2,202,585

Total future minimum lease payments	$4,748,050

The accompanying consolidated statements of operations for the years ended December 31, 2012, 2011, and 2010 includes approximately $742,000, $443,000 and $373,000 of office rent expense, respectively. In addition, the Company maintained operating leases for office equipment for which approximately $11,000 was charged to the accompanying consolidated statements of operations for the year ended December 31, 2012, and approximately $21,000 of future minimum lease payments will be incurred through 2015.

Included in the operating lease charges were amounts pertaining to the Company’s facility lease in Enfield CT, used to support its operations related to its 2012 acquisition of NEP. The facility is owned by a real estate holding company held equally by three Members, with the managing Member an employee of the Company. Rent paid by the Company to this real estate holding company amounted to approximately $29,000 in 2012. Future aggregate minimum payments under this operating lease are as follows:

Amount
2013	$120,150
2014	120,150
2015	120,150
2016	120,150
2017	90,113

Total future minimum lease payments	$570,713

Litigation

Three former employees/consultants of GSE have filed 3 separate complaints in Texas County Court alleging, among other things, claims related to breach of contract, quantum meruit, promissory estoppel, tortious interference and seeking declaratory relief. Each plaintiff claims that GSE and/or the Company failed to pay commissions due for services that they provided prior to the date of the Company’s purchase of certain GSE assets. The Company denies the allegations and has filed a counterclaim for damages, asserting claims for conversion, unjust enrichment, misappropriation, and violation of the Texas Liability Act. The Company has also filed a cross claim against GSE asserting claims of breach of contract and indemnification and request for declaratory relief under the terms of the asset purchase agreement between the Company and GSE. The parties are in the process of discovery in each matter and the Court has assigned trial dates in June, August and October of 2013.

The Company has estimated the potential commissions due to these former employees to be approximately $400,000. The Company intends to defend these actions vigorously and is currently unable to estimate a range of payments, if any, it may be required to pay, with respect to these claims. However, the Company believes that the resolution of these matters will not result in a material effect to its consolidated financial statements. However, due to uncertainties that accompany litigation of this nature, there could be no assurance that the Company will be successful, and the resolution of the lawsuits could have a material effect on its consolidated financial statements.

NOTE 15 — CREDIT ARRANGEMENTS

Credit Facility

The Company has a $9.0 million credit facility with SVB consisting of a $6.5 million term note and a $2.5 million line-of-credit as modified under a Fourth Loan Modification on October 3, 2012. The $6.5 million term loan is for 42 months and bears interest at prime plus 2.75% (currently 6%). The term loan is interest only for the first three months followed by 39 equal principal payments commencing on January 1, 2013 and is subject to a 1% prepayment penalty within the first year of funding. The $2.5 million line-of-credit extends the Company’s line-of-credit to March 14, 2014. No borrowings have been made under the line-of-credit to date, but the available line-of-credit amount is reduced for by a standby letter of credit with the Company’s landlord of approximately $0.1 million. Advances under the line-of-credit are subject to availability against certain eligible accounts receivable and eligible retail backlog. The credit facility bears interest at a floating rate per annum based on the prime rate plus 1.25% on advances made against eligible accounts receivable and prime rate plus 2.00% on advances made against eligible retail backlog. These interest rates are subject to change based on the Company’s maintenance of an adjusted quick ratio of one-to-one. The revised facility contains a minimum cash and availability and minimum fixed charge coverage ratio covenants and financial reporting requirements that the Company was in compliance with as of December 31, 2012. However, the Company was not in compliance with its Financial reporting requirements related to the year ended December 31, 2012. Subsequent to year end, SVB granted the Company a 30-day extension to report its results for the year ended December 31, 2012.

In connection with the Fourth Modification Agreement term loan, the Company issued warrants to SVB to purchase 45,045 shares of the Company’s common stock. The Company accounted for the issuance of warrants in accordance with the guidance prescribed in the FASB ASC Topic 470-20, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“ASC 470-20”). In accordance with ASC 470-20, the value of the stock purchase warrants is considered an Original Issue Discount (“OID”) which is required to be amortized over the life of the note as interest expense with a corresponding credit to long-term debt. The fair value of the warrants on October 3, 2012, as determined under the ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”), was approximately $140,000, which is included in Additional Paid In Capital in the Company’s consolidated balance sheets at December 31, 2012. The Company used the Black-Scholes pricing model to calculate the fair value of the warrants which included the following key assumptions: the contractual life of the warrants (7.00 years), stock price volatility (94%), risk free interest rate (0.61%) and dividend yield (0%). The unamortized debt discount at December 31, 2012 was approximately $130,000 which will be amortized to interest expense over the life of the term loan. During the year ended December 31, 2012, interest expense related to the debt discount was approximately $10,000.

Subordinated Notes

On October 3, 3012, the Company entered into a Note Purchase Agreement with Massachusetts Capital Resource Company (“MCRC”), in which the Company entered into an 8-year, $4 million Subordinated Note due 2020 with MCRC (the “MCRC Note”). The MCRC Note bears interest at 10.5% and is interest only for the first four years followed by 48 equal principal payments commencing October 31, 2016. The Company must pay a premium of 5% of the total principal outstanding if it prepays the MCRC Note before October 1, 2013, a 3% premium if it prepays the MCRC Note before October 1, 2014, and a 1% premium if it prepays the MCRC Note before October 1, 2015. The MCRC Note is subordinated to the Company’s credit facility with SVB and contains a consolidated net earnings available for interest charges to interest charges covenant of not less than one-to-one and financial reporting requirements that the Company was in compliance with as of December 31, 2012.

Aggregate gross principal maturities of debt by year are as follows:

Total
2013	$3,500,000
2014	2,500,000
2015	2,000,000
2016	750,000
2017 and thereafter	3,750,000

Total	$12,500,000

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

Segment operating income represents income from operations including stock-based compensation, amortization of intangible assets and depreciation. The Company commenced reporting segment information in 2011 when it established its Energy efficiency services segment.

The following tables present certain continuing operating division information in accordance with the provisions of ASC 280, “Segment Reporting”.

	Year Ended December 31, 2012	Year Ended December 31, 2011
Consolidated revenue from external customers:
Energy procurement	$24,476,054	$20,473,417
Energy efficiency services	7,302,783	51,150

Consolidated total revenue	$31,778,837	$20,524,567

Consolidated income (loss) before income taxes:
Energy procurement	$(2,251,951)	$442,851
Energy efficiency services	63,507	(351,104)

Consolidated income (loss) before income taxes	$(2,188,444)	$91,747

	December 31, 2012	December 31, 2011
Consolidated total assets:
Energy procurement	$48,839,503	$33,365,488
Energy efficiency services	6,291,159	495,490

Consolidated total assets	$55,130,662	$33,860,978

	Year Ended December 31, 2012	Year Ended December 31, 2011
Energy Procurement:
Amortization	$2,897,126	$1,450,394

Depreciation	$208,846	$144,987

Interest expense, net	$434,467	$(24,446)

Energy Efficiency Services:
Amortization	$167,260	$23,694

Depreciation	$8,389	$1,959

Interest expense, net	$112,608	$25,972

NOTE 17 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended December 31, 2012. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments necessary for a fair statement of the financial information for the periods presented.

	For The Quarters Ended
	March 31,	June 30,	September 30,	December 31,

2012

Revenue	$6,793,407	$7,185,199	$7,605,854	$10,194,377
Gross profit	4,969,994	5,026,714	4,972,941	6,739,831
Operating income (loss)	(719,226)	(796,259)	(435,738)	250,091
Net income (loss)	(783,064)	(917,022)	(545,155)	7,535,933
Net income (loss) per common share — basic and diluted	$(0.07)	$(0.08)	$(0.05)	$0.63
Weighted average shares outstanding — basic	11,869,648	11,893,365	11,904,469	11,938,435
Weighted average shares outstanding — diluted	11,869,648	11,893,365	11,904,469	12,057,083

2011
Revenue	$4,918,388	$4,636,682	$5,625,070	$5,344,427
Gross profit	3,917,856	3,700,701	4,654,224	4,241,791
Operating income (loss)	243,896	184,541	848,211	(1,183,375)
Net income (loss)	250,089	191,311	855,144	(1,343,021)
Net income (loss) per common share — basic and diluted	$0.03	$0.02	$0.08	$(0.12)
Weighted average shares outstanding — basic	9,199,205	10,584,465	10,762,417	11,513,481
Weighted average shares outstanding — diluted	9,224,744	10,650,397	10,809,144	11,513,481

EXHIBIT INDEX

Exhibit	Description

2 .1	Asset Purchase Agreement by and among World Energy Solutions, Inc., EnergyGateway, LLC and the Members of EnergyGateway, LLC dated May 23, 2007 (incorporated by reference to Exhibit 99.1 to our report on Form 8-K filed May 24, 2007).

3 .1	Form of Amended and Restated Certificate of Incorporation of World Energy (incorporated by reference to Exhibit 3.4 to our Registration Statement of Form S-1 (File No. 333-136528)).

3 .2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of World Energy Solutions, Inc. (incorporated by reference to Exhibit 3.1 to our report on Form 8-K filed March 30, 2009).

3 .3	Form of Amended and Restated By-laws of World Energy (incorporated by reference to Exhibit 3.5 to our Registration Statement of Form S-1(File No. 333-136528)).

3. 4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of World Energy (incorporated by reference to Exhibit 3.1 to our report on Form 8-K filed May 24, 2010).

4 .1	Specimen Certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to our Registration Statement of Form S-1 (File No. 333-136528)).

4. 2	Promissory Note dated October 13, 2011 by the Company for the benefit of Northeast Energy Solutions, LLC (incorporated by reference to Exhibit 4.1 to our report on Form 8-K filed October 17, 2011).

4 .3	Promissory Note dated October 3, 2012 by the Company for the benefit of Northeast Energy Partners, LLC (incorporated by reference to Exhibit 4.1 to our report on Form 8-K filed October 4, 2012)

10.1+	2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement of Form S-1 (File No. 333-136528)).

10.2+	2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to our Registration Statement of Form S-1 (File No. 333-136528)).

10.3	Note Purchase Agreement dated October 3, 2012, between the Company and Massachusetts Capital Resource Company (incorporated by reference to Exhibit 10.2 to our report on Form 8-K filed October 4, 2012).

10.4	Subordinated Note Due 2020 by the Company for the benefit of Massachusetts Capital Resource Company (incorporated by reference to Exhibit 4.3 to our report on Form 8-K filed October 4, 2012).

10.5	Subordinated Note due 2013, dated November 7, 2005 (incorporated by reference to Exhibit 10.4 to our Registration Statement of Form S-1 (File No. 333-136528)).

10.6	Voting Common Stock Purchase Warrant, dated November 7, 2005 (incorporated by reference to Exhibit 10.5 to our Registration Statement of Form S-1 (File No. 333-136528)).

10.7	Form of Common Stock Purchase Warrants (incorporated by reference to Exhibit 10.6 to our Registration Statement of Form S-1 (File No. 333-136528)).

10.8	Escrow Agreement (incorporated by reference to Exhibit 10.12 to our Registration Statement of Form S-1 (File No. 333-136528)).

10.9+	Offer letter agreement, dated October 1, 2003, between World Energy and Philip V. Adams (incorporated by reference to Exhibit 10.13 to our Registration Statement of Form S-1(File No. 333-136528)).

10.10+	Offer letter agreement, dated April 5, 2006, between World Energy and James Parslow (incorporated by reference to Exhibit 10.14 to our Registration Statement of Form S-1 (File No. 333-136528)).

10.11	Loan and Security Agreement with Silicon Valley Bank dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed September 8, 2008).

10.12	First Loan Modification, dated September 30, 2009 to Loan and Security Agreement with Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed October 6, 2009).

10.13	Second Loan Modification Agreement, dated February 28, 2011, to Loan and Security Agreement with Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed March 22, 2011).

10.14	Third Loan Modification and Waiver Agreement, dated March 2, 2012, to Loan and Security Agreement with Silicon Valley Bank.

10.15	Fourth Loan Modification Agreement, dated October 3, 2012, to Loan and Security Agreement with Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed October 4, 2012).

10.16	Warrant to Purchase Stock dated October 3, 2012 between the Company and Silicon Valley Bank (incorporated by reference to Exhibit 4.2 to our report on Form 8-K filed October 4, 2012).

10.17	Subordinated Agreement dated October 3, 2012 by and among Northeast Energy Partners, LLC and John Hardy, Thomas Lockwood and Lora Monroe, and Silicon Valley Bank

10.18	Acknowledgement and Reaffirmation of Subordination Agreement, dated March 2, 2012, by and between the Company, Northeast Energy Solutions, LLC and Silicon Valley Bank.

10.19	Form of Securities Purchase Agreement executed with respect to $1.4 million in common stock purchases made by certain investors (incorporated by reference to Exhibit 10.21 to our report on Form 10-K filed on March 4, 2010).

10.20	Contract Purchase Agreement dated September 13, 2011 by and between the Company and Co-eXprise, Inc. (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed September 14, 2011).

10.21	Asset Purchase Agreement dated October 13, 2011 by and between the Company, Northeast Energy Solutions, LLC, Robert Boissonneault, Michael Santangelo, and Richard Galipeau (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed October 17, 2011).

10.22	Amendment No. 1 to Asset Purchase Agreement and Promissory Note, effective October 20, 2011, by and between the Company and Northeast Energy Solutions, LLC (incorporated by reference to Exhibit 10.1 to our report on Form 10-Q filed November 3, 2011).

10.23	Asset Purchase Agreement dated October 31, 2011 by and among the Company, GSE Consulting, LP, Glenwood Energy Partners, Ltd. and Gulf States Energy, Inc. (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed November 1, 2011)

10.24	Asset Purchase Agreement dated October 3, 2012 by and among the Company, Northeast Energy Partners, LLC and John Hardy, Thomas Lockwood and Lora Monroe (incorporated by reference to Exhibit 121 to our report on Form 8-K filed October 4, 2012)

10.25	Severance Agreement and Release dated June 6, 2012 between the Company and Richard Domaleski (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed June 12, 2012)

10.26+	Executive Employment Agreement dated February 7, 2013 between the Company and Philip V. Adams (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed February 13, 2013)

21.1*	List of Subsidiaries.

23.1*	Consent of Marcum, LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

32.1*	Certification of the Chief Executive Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.

32.2*	Certification of the Chief Financial Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.

101**	The following materials from World Energy Solutions, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language: (i) the consolidated balance sheets; (ii) the consolidated statements of operations; (iii) the consolidated statements of changes in stockholders’ equity; (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

*	Filed herewith
**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference
+	Indicates a management contract or any compensatory plan, contract or arrangement