Form 10-Q
period 2013-03-31
World Energy Solutions, Inc.
filed 2013-05-14
CIK 1371781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013; or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 10, 2013, the registrant had 12,115,621 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

WORLD ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,103,246	$3,307,822
Trade accounts receivable, net	7,246,357	7,242,603
Inventory	432,000	154,626
Current portion of deferred tax asset	1,599,280	1,632,280
Prepaid expenses and other current assets	432,762	361,813

Total current assets	11,813,645	12,699,144
Property and equipment, net	604,425	639,839
Intangibles, net	18,118,240	19,092,998
Goodwill	16,167,834	16,167,834
Deferred tax asset, net of current portion	5,769,175	5,844,980
Other assets, net	664,285	685,867

Total assets	$53,137,604	$55,130,662

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$1,544,734	$1,044,459
Accrued commissions	1,354,544	1,052,802
Accrued compensation	1,962,982	2,494,404
Accrued contingent consideration	3,333,572	3,792,505
Accrued expenses and other current liabilities	767,168	1,390,188
Deferred revenue and customer advances	2,167,799	1,929,377
Current portion of related party subordinated notes payable	1,500,000	1,500,000
Current portion of long-term debt, net of unamortized debt discount of $39,873 at March 31, 2013 and December 31, 2012	1,960,127	1,960,127

Total current liabilities	14,590,926	15,163,862
Long-term debt, net of unamortized debt discount of $79,746 at March 31, 2013 and $89,714 at December 31, 2012	3,920,254	4,410,286
Subordinated notes payable	4,000,000	4,000,000
Deferred revenue and customer advances, net of current portion	4,142,703	3,379,635
Accrued contingent consideration, net of current portion	—	966,752
Related party subordinated notes payable, net of current portion	500,000	500,000
Other liabilities	17,634	—

Total liabilities	27,171,517	28,420,535

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 30,000,000 shares authorized; 12,019,566 shares issued and 11,970,621 shares outstanding at March 31, 2013 and 11,998,313 shares issued and 11,949,376 shares outstanding at December 31, 2012	1,197	1,195
Additional paid-in capital	43,982,992	43,770,108
Accumulated deficit	(17,793,708)	(16,836,823)
Treasury stock, at cost; 48,945 shares at March 31, 2013 and 48,937 shares at December 31, 2012	(224,394)	(224,353)

Total stockholders’ equity	25,966,087	26,710,127

Total liabilities and stockholders’ equity	$53,137,604	$55,130,662

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue:
Brokerage commissions, transaction fees and efficiency projects	$8,470,959	$6,540,784
Management fees	186,523	252,623

Total revenue	8,657,482	6,793,407

Cost of revenue	2,233,151	1,823,413

Gross profit	6,424,331	4,969,994

Operating expenses:
Sales and marketing	4,978,081	3,814,183
General and administrative	2,061,673	1,875,037

Total operating expenses	7,039,754	5,689,220

Operating loss	(615,423)	(719,226)

Interest expense, net	(202,737)	(89,444)
Other income (expense)	(7,420)	53,106

Loss before income taxes	(825,580)	(755,564)

Income tax expense	131,305	27,500

Net loss	$(956,885)	$(783,064)

Net loss per share:

Net loss per common share – basic and diluted	$(0.08)	$(0.07)

Weighted average shares outstanding – basic and diluted	11,966,108	11,869,648

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(956,885)	$(783,064)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,038,934	825,734
Deferred income taxes	108,805	—
Share-based compensation	145,986	119,541
Loss on disposal of property and equipment	10,377	—
Gain on sale of investment	—	(53,106)
Non-cash interest expense on warrants	9,968	—
Interest on contingent consideration	9,863	24,931

Changes in operating assets and liabilities:
Trade accounts receivable	(3,754)	(989,256)
Inventory	(277,374)	(143,257)
Prepaid expenses and other current assets	(70,949)	(398,364)
Accounts payable	500,275	684,130
Accrued commissions	301,742	77,417
Accrued compensation	(531,422)	(889,857)
Accrued expenses and other current liabilities	(621,659)	(213,408)
Deferred revenue and customer advances	1,001,490	1,246,293

Net cash provided by (used in) operating activities	665,397	(492,266)

Cash flows from investing activities:
Decrease in other assets	13,075	—
Proceeds from sale of investment	—	770,042
Purchases of property and equipment, net of disposals	(9,216)	(31,615)

Net cash provided by investing activities	3,859	738,427

Cash flows from financing activities:
Proceeds from exercise of stock options	66,900	77,691
Purchase of treasury stock	(41)	(1,479)
Proceeds from issuance of long-term debt	—	2,500,000
Principal payments on long-term debt	(500,000)	—
Payments of contingent consideration	(1,435,548)	(2,250,000)
Principal payments on capital lease obligations	(5,143)	(6,430)

Net cash provided by (used in) financing activities	(1,873,832)	319,782

Net increase (decrease) in cash and cash equivalents	(1,204,576)	565,943

Cash and cash equivalents, beginning of period	3,307,822	1,837,801

Cash and cash equivalents, end of period	$2,103,246	$2,403,744

Supplemental disclosure of cash flow information:

Cash paid for interest	$233,420	$33,678

Cash paid for income taxes	$30,550	$62,060

Non-cash activities:

Equipment acquired under capital leases	$21,416	$—

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2013

1.	Nature of Business and Basis of Presentation

World Energy Solutions, Inc. (“World Energy” or the “Company”) offers a range of energy management solutions to commercial and industrial businesses, institutions, utilities, and governments to reduce their overall energy costs. The Company comes to market with a holistic approach to energy management helping customers a) contract for a competitive price for energy, b) engage in energy efficiency projects to minimize quantity used and c) pursue available rebate and incentive programs. The Company made its mark on the industry with an innovative approach to procurement via its online auction platform, the World Energy Exchange®. With recent investments and acquisitions, World Energy is building out its energy efficiency practice by engaging new customers while also pursuing more cross-selling opportunities for its procurement services.

2.	Interim Financial Statements

The December 31, 2012 condensed consolidated balance sheet has been derived from audited consolidated financial statements and the accompanying March 31, 2013 unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on April 16, 2013.

In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments consisting of normal recurring adjustments and accruals necessary for the fair presentation of the Company’s financial position as of March 31, 2013 and the results of its operations and cash flows for the three months ended March 31, 2013 and 2012, respectively. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2013. Certain reclassifications have been made to the financial statements of the prior periods presented to conform to the current period presentation. The reclassifications had no effect on net loss, net loss per share, or stockholders’ equity as previously reported.

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

3.	Loss Per Share

As of March 31, 2013 and 2012, the Company only had one issued and outstanding class of stock – common stock. As a result, the basic loss per share for the three months ended March 31, 2013 and 2012 is computed by dividing net loss by the weighted average number of common shares outstanding for the period.

The following table provides a reconciliation of the denominators of the Company’s reported basic and diluted earnings per share computation for the three months ended March 31, 2013 and 2012, respectively:

	For the Three Months Ended March 31,
	2013	2012
Weighted number of common shares - basic	11,966,108	11,869,648
Common stock equivalents	—	—

Weighted number of common and common equivalent shares - diluted	11,966,108	11,869,648

The computed loss per share does not assume conversion, exercise, or contingent exercise of securities that would have an antidilutive effect on loss per share. As the Company was in a net loss position for the three months ended March 31, 2013 and 2012, all common stock equivalents in that period were anti-dilutive.

The following represents issuable weighted average share information for the respective periods:

	For the Three Months Ended March 31,
	2013	2012
Common stock options	76,669	33,343
Common stock warrants	1,313	80,097
Unvested restricted stock	33,811	485

Total common stock equivalents	111,793	113,925

In addition, common stock options, common stock warrants and unvested restricted stock of 389,801, 45,045 and 25,000, respectively, were excluded from the calculation of net earnings per share, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during the three months ended March 31, 2013, respectively.

Common stock options and unvested restricted stock of 415,476 and 307, respectively, were excluded from the calculation of net loss per share, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during the three months ended March 31, 2012, respectively.

4.	Concentration of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company has no material off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. The Company places its cash with one institution, which management believes is of high credit quality. As of March 31, 2013, all of the Company’s cash is held in an interest bearing account.

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

The following represents revenue and trade accounts receivable from bidders exceeding 10% of the total in each category:

	Revenue for the three months ended March 31,		Trade Accounts Receivable as of March 31,
Bidder	2013	2012	2013	2012
A	9%	15%	9%	10%
B	10%	11%	12%	18%

In addition to its direct relationship with bidders, the Company also has direct contractual relationships with listers for the online procurement of certain of their energy, demand response or environmental needs. These listers are primarily large businesses and government organizations and do not have a direct creditor relationship with the Company. For the three months ended March 31, 2013 and 2012, no lister represented more than 10% individually of the Company’s aggregate revenue, respectively.

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

	March 31, 2013	December 31, 2012

Unbilled accounts receivable	$5,646,762	$5,343,559
Billed accounts receivable	1,774,774	2,074,223

	7,421,536	7,417,782
Allowance for doubtful accounts	(175,179)	(175,179)

Trade accounts receivable, net	$7,246,357	$7,242,603

6.	Inventory

Inventory is maintained in the Company’s Energy efficiency services segment and consists of prepaid expendables and project materials. Prepaid expendables represents consumable components that are used in project installations and are stated at the lower of cost or market, with cost being determined on a first-in, first-out (FIFO) basis. Historical inventory usage and current trends are considered in estimating both excess and obsolete inventory. To date, there have been no write-downs of inventory and therefore no allowance for excess or obsolete inventory was recorded at March 31, 2013 or December 31, 2012, respectively. Project materials represent direct costs incurred on projects-in-process as of each reporting period. Inventory consists of the following:

	March 31, 2013	December 31, 2012

Prepaid expendables	$48,113	$32,419
Project materials	383,887	122,207

Total inventory	$432,000	$154,626

7.	Intangibles, Net

Intangibles, net with finite lives were comprised of the following as of March 31, 2013 and December 31, 2012:

		March 31, 2013			December 31, 2012
	Estimated Useful Life	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Customer contracts	2.5 - 4 years	$5,276,000	$1,746,000	$3,530,000	$5,276,000	$1,322,000	$3,954,000
Customer relationships	7 - 10 years	13,792,000	3,751,000	10,041,000	13,792,000	3,398,000	10,394,000
Non-compete agreements	5 years	2,585,000	574,000	2,011,000	2,585,000	445,000	2,140,000
Trade names	4 years	1,090,000	290,000	800,000	1,090,000	221,000	869,000

Total		$22,743,000	$6,361,000	$16,382,000	$22,743,000	$5,386,000	$17,357,000

The Company also recorded acquisition related intangible assets with indefinite lives in the amount of $1,736,000 pertaining to customer relationships, not reflected in the above tables.

Amortization expense was approximately $975,000 and $759,000 for the three months ended March 31, 2013 and 2012, respectively. In addition, approximately $2.4 million of fully amortized intangible assets were removed from the 2013 and 2012 presentations. The approximate future amortization expense of intangible assets is as follows:

Amount
Remainder of 2013	$2,924,000
2014	3,369,000
2015	2,801,000
2016	2,416,000
2017	1,272,000
2018 and thereafter	3,600,000

$16,382,000

8.	Deferred Revenue and Customer Advances

Deferred revenue and customer advances are primarily related to our mid-market product line where energy suppliers pay all or a portion of the total commission due from the completed procurements before the Company has met all of the necessary criteria to recognize revenue. Deferred revenue and customer advances expected to be recognized as revenue by year are approximately as follows:

Amount
Remainder of 2013	$1,610,000
2014	1,338,000
2015	1,886,000
2016	1,088,000
2017	244,000
2018 and thereafter	145,000

Total deferred revenue and customer advances	$6,311,000

The following table provides a rollforward of deferred revenue and customer advances:

Amount
Balance at January 1, 2013	$5,309,000
Cash received	1,741,000
Revenue recognized	(739,000)

Balance at March 31, 2013	$6,311,000

9.	Segment Reporting

The Company operates its business based on two industry segments: Energy procurement and Energy efficiency services. The Company delivers its Energy procurement services to four markets: retail energy, wholesale energy, demand response and environmental commodity. The Energy procurement process is substantially the same regardless of the market being serviced and is supported by the same operations personnel utilizing the same basic technology and back office support. There is no discrete financial information for these product lines nor are there segment managers who have operating responsibility for each product line. Energy efficiency services focuses on turn-key electrical, mechanical and lighting energy efficiency measures servicing commercial, industrial and institutional customers.

Segment operating income represents income from operations including share-based compensation, amortization of intangible assets and depreciation. The following tables present certain continuing operating division information in accordance with the provisions of Accounting Standards Codification (“ASC”) 280, “Segment Reporting”.

	Three Months Ended March 31,
	2013	2012
Consolidated revenue from external customers:
Energy procurement	$7,421,159	$6,006,263
Energy efficiency services	1,236,323	787,144

Consolidated total revenue	$8,657,482	$6,793,407

Consolidated loss before income taxes:
Energy procurement	$(625,539)	$(537,657)
Energy efficiency services	(200,041)	(217,907)

Consolidated loss before income taxes	$(825,580)	$(755,564)

Energy Procurement:
Amortization	$943,976	$722,792

Depreciation	$48,564	$46,053

Interest expense, net	$202,737	$51,944

Energy Efficiency Services:
Amortization	$39,289	$49,392

Depreciation	$7,105	$7,497

Interest expense, net	$—	$37,500

	March 31, 2013	December 31, 2012
Consolidated total assets:
Energy procurement	$47,312,400	$48,839,503
Energy efficiency services	5,825,204	6,291,159

Consolidated total assets	$53,137,604	$55,130,662

10.	Fair Value Measurement and Fair Value of Financial Instruments

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

Assets and liabilities of the Company measured at fair values on a recurring basis as of March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$2,103,246	$2,103,246	$—	$—

Total Assets	$2,103,246	$2,103,246	$—	$—

Liabilities
Contingent consideration	$3,333,572	$—	$—	$3,333,572
Debt discount	119,619	—	119,619	—

Total Liabilities	$3,453,191	$—	$119,619	$3,333,572

	December 31, 2012	(Level 1)	(Level 2)	(Level 3)

Assets
Cash and cash equivalents	$3,307,822	$3,307,822	$—	$—

Total Assets	$3,307,822	$3,307,822	$—	$—

Liabilities
Contingent consideration	$4,759,257	$—	$—	$4,759,257
Debt discount	129,587	—	129,587	—

Total Liabilities	$4,888,844	$—	$129,587	$4,759,257

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

March 31, 2013
Outstanding balance at January 1, 2013	$4,759,257
Payments	(1,435,548)
Accrued interest	9,863

Outstanding balance at March 31, 2013	$3,333,572

The carrying amounts and fair values of the Company’s debt obligations are as follows:

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, net of debt discount	$5,880,381	$5,880,381	$6,370,413	$6,370,413
Debt discount	119,619	119,619	129,587	129,587
Subordinated notes payable	4,000,000	4,000,000	4,000,000	4,000,000
Related party subordinated notes payable	2,000,000	2,000,000	2,000,000	2,000,000

Total debt obligations	$12,000,000	$12,000,000	$12,500,000	$12,500,000

The carrying amount for fixed rate long-term debt and variable rate long term approximate fair value because the underlying instruments are primarily at current market rates available to the Company for similar borrowings. The interest rate on the Silicon Valley Bank (“SVB”) debt is tied to the prime rate and will fluctuate with changes in that rate. Related party notes payable are primarily short-term in nature. Of the $2.0 million in related party notes payable at March 31, 2013, $1.5 million is short-term and $0.5 million is classified as long-term.

11.	Credit Arrangements

Credit Facility

The Company has a $9.0 million credit facility with SVB consisting of a $6.5 million term note and a $2.5 million line-of-credit. The $6.5 million term loan is for 42 months and bears interest at prime rate (currently 3.25%) plus 2.75%. The term loan was interest only for the first three months followed by 39 equal principal payments which commenced on January 1, 2013 and is subject to a 1% prepayment penalty within the first year of funding. The outstanding balance of the term loan is $6.0 million, of which $2.0 million is classified as a current liability at March 31, 2013. The $2.5 million line-of-credit matures on March 14, 2014 and no borrowings have been made under the line-of-credit to date. Advances under the line-of-credit are subject to availability against certain eligible accounts receivable and eligible retail backlog. The credit facility bears interest at a floating rate per annum based on the prime rate plus 1.25% on advances made against eligible accounts receivable and prime rate plus 2.00% on advances made against eligible retail backlog. These interest rates are subject to change based on the Company’s maintenance of an adjusted quick ratio of one-to-one. The revised facility contains minimum cash and availability and minimum fixed charge coverage ratio covenants and financial reporting requirements. The Company was not in compliance with its minimum fixed charge coverage ratio covenant as of March 31, 2013. Subsequent to March 31, 2013, SVB waived this covenant default as part of a Fifth Loan Modification and Waiver Agreement. The Fifth Loan Modification and Waiver Agreement, effective May 13, 2013, modifies the fixed charge ratio calculation and increases the interest rate to prime plus 4.5%. This revised interest rate can be adjusted downward based on certain EBITDA and leverage ratios. As a result of this Fifth Loan Modification and Waiver Agreement, the Company has classified the amount due beyond one-year of $4.0 million as a long-term liability.

Subordinated Notes

On October 3, 2012, the Company entered into a Note Purchase Agreement with Massachusetts Capital Resource Company (“MCRC”), in which the Company entered into an 8-year, $4 million Subordinated Note due 2020 with MCRC (the “MCRC Note”). The MCRC Note bears interest at 10.5% and is interest only for the first four years followed by 48 equal principal payments commencing October 31, 2016. The Company must pay a premium of 5% of the total principal outstanding if it prepays the MCRC Note before October 1, 2013, a 3% premium if it prepays the MCRC Note before October 1, 2014, and a 1% premium if it prepays the MCRC Note before October 1, 2015. The MCRC Note is subordinated to the Company’s credit facility with SVB and contains a consolidated net earnings available for interest charges to interest charges covenant, as adjusted, of not less than one-to-one and financial reporting requirements that the Company was in compliance with as of March 31, 2013.

12.	Commitments and Contingencies

Litigation

Three former employees/consultants of GSE Consulting, LP (“GSE”) have filed 3 separate complaints in Texas County Court alleging, among other things, claims related to breach of contract, quantum meruit, promissory estoppel, tortious interference and are seeking declaratory relief. Each plaintiff claims that GSE and/or the Company failed to pay commissions due for services that they provided prior to the date of the Company’s purchase of certain GSE assets. The Company denies the allegations and has filed a counterclaim for damages, asserting claims for conversion, unjust enrichment, misappropriation, and violation of the Texas Liability Act. The Company also filed a cross claim against GSE asserting claims of breach of contract and indemnification and request for declaratory relief under the terms of the asset purchase agreement between the Company and GSE. The parties are in the process of discovery in each matter and the court has assigned respective trial dates in June, August and October of 2013.

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

13.	Acquisitions

The Company accounts for acquisitions using the purchase method in accordance with ASC 805, “Business Combinations.” The results of operations of each acquisition have been included in the accompanying condensed consolidated financial statements as of the date of the acquisition.

NEP

On October 3, 2012, the Company acquired substantially all of the assets and certain obligations of Northeast Energy Partners, LLC (“NEP”) pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) between the Company, NEP, and its members. NEP is a Connecticut-based energy management and procurement company.

The acquisition-date fair value of the consideration transferred totaled approximately $12.1 million. As part of the total consideration, NEP can earn up to $3,180,000 in contingent consideration if certain performance criteria are met post-acquisition. This potential contingent consideration consists of $2.5 million in cash and 153,153 shares of common stock and is due on December 31, 2013. The fair value of the contingent consideration was based on the weighted probability of achievement of certain revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) levels for the 12-months ending September 30, 2013. The Company has valued this contingent payment at $2.2 million, which has been recorded within current liabilities as accrued contingent consideration. In initially measuring the fair value of the contingent consideration, the Company assigned probabilities to these performance criteria, based among other things on the nature of the performance criteria and the Company’s due diligence performed at the time of the acquisition.

The NEP acquisition operating results have been included within the Company’s Energy procurement services segment since the date of acquisition and, therefore, discrete operating results are not maintained for its operations. The following unaudited pro forma information assumes that the acquisitions of NEP had been completed as of the beginning of 2012:

Three Months Ended March 31, 2012

Revenues	$8,134,064
Net income	$(1,037,332)

Net income per share:
Basic and dilutive	$(0.09)
Weighted average shares outstanding – basic and diluted	11,869,648

The pro forma financial information is not necessarily indicative of the results to be expected in the future as a result of the acquisition of NEP, as the acquisition did not necessarily reflect the purchase of stand-alone or complete operations, and included several non-recurring revenue events.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q including this Item 2, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. Readers can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. Our actual results and the timing of certain events may differ significantly from the results and timing discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed or referred to in this report and in the “Risk Factors” section of our Annual Report on Form 10-K and any later publicly available filing with the Securities and Exchange Commission (“SEC”). The following discussion and analysis of our financial condition and results of operations should be read in light of those factors and in conjunction with our accompanying condensed consolidated financial statements and notes thereto.

Overview

World Energy offers a range of energy management solutions to commercial and industrial businesses, institutions, utilities, and governments to reduce their overall energy costs. We come to market with a holistic approach to energy management helping customers a) contract for a competitive price for energy, b) engage in energy efficiency projects to minimize quantity used and c) pursue available rebate and incentive programs. We made our mark on the industry with an innovative approach to procurement via our online auction platform, the World Energy Exchange®, engaging new customers while also pursuing more cross-selling opportunities for our procurement services. We are also taking our suite of solutions to the rapidly growing small- and medium-sized customer markets.

We provide energy management services utilizing state-of-the-art technology and the experience of a seasoned management team to bring lower energy costs to its customers. We use a simple equation

E = P · Q - i

to help customers to understand the holistic nature of the energy management problem. Total energy cost (E) is a function of Energy Price (P) times the Quantity of Energy Consumed (Q), minus any rebates or incentives (i) the customer can earn. This approach not only makes energy management more approachable for customers, simplifying what has become an increasingly dynamic and complex problem, it also highlights the inter-related nature of the energy management challenge. We assert that point solution vendors may optimize one of the three elements, but we believe it takes looking at the problem holistically to unlock the most savings.

Acquisitions are an important component of our business strategy. Our focus is on both our core procurement business as well as new product lines within the energy management services industry such as energy efficiency services.

On October 3, 2012, we acquired substantially all of the assets and assumed certain obligations of Northeast Energy Partners, LLC (“NEP”) pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) between us, NEP, and its members. NEP is a Connecticut based energy management and procurement company. The purchase price was approximately $7.9 million in cash and a $2.0 million Promissory Note with NEP (the “NEP Note”). The NEP Note bears interest at 4% with $1.5 million of principal plus interest due on October 1, 2013 and the remaining $500,000 of principal plus interest due April 1, 2014. NEP may also earn up to an additional $3.2 million in cash and shares, with up to $2.5 million in cash, and 153,153 in shares based on achieving certain 12-month revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets, as defined. The NEP Note is unsecured and subordinated to financing with Silicon Valley Bank (“SVB”). We financed this acquisition through the use of long-term debt. We borrowed $4.0 million in the form of a 42-month term loan from SVB and $4.0 million in the form of a 8-year subordinated note from Massachusetts Capital Resource Company (“MCRC”).

Our business model is heavily dependent on our people. We have significantly grown our employee base from 20 at the time of our initial public offering in November 2006 to a current high of 127 at March 31, 2013. This planned investment in staffing has been, and will continue to be, a key component of our strategic initiatives and revenue growth. While these infrastructure investments result in increased operating costs in the short–term, once they commence to generate incremental revenue the operating leverage within our business model results in positive cash flow and profitability although there can be no assurances of this. To date we have funded our acquisitions and strategic investments primarily with cash on-hand, notes payable, cash from operations and, most recently, long-term notes payable. We have also deferred portions of the purchase prices through the use of earn-outs that are tied to ongoing performance of the acquired entity. Through the utilization of seller notes and earn-outs, we have been able to finance a portion of the cost of the acquisitions over time with the targets’ ongoing cash flow generation. These activities will increase our operating costs both in the short and long-term and may require us to borrow against our current credit facility and/or raise funds through additional capital raises.

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

Income tax expense

Income tax expense reflects the release of our deferred tax assets to apply to projected annualized taxable income, federal alternative minimum tax liability and state income taxes.

Results of Operations

The following table sets forth certain items as a percent of revenue for the periods presented:

	For the Three Months Ended March 31,
	2013	2012
Revenue	100%	100%
Cost of revenue	26	27

Gross profit	74	73
Operating expenses:
Sales and marketing	57	56
General and administrative	24	28

Operating loss	(7)	(11)
Interest expense, net	(2)	(1)
Other income	—	1
Income tax expense	(2)	(1)

Net loss	(11)%	(12)%

Comparison of the Three Months Ended March 31, 2013 and 2012

Revenue

	For the Three Months Ended March 31,
	2013	2012	Increase
Energy procurement	$7,421,159	$6,006,263	$1,414,896	24%
Energy efficiency services	1,236,323	787,144	449,179	57

Total revenue	$8,657,482	$6,793,407	$1,864,075	27%

Revenue increased 27% for the three months ended March 31, 2013 as compared to the same period in 2012 due to revenue from our NEP acquisition completed in the fourth quarter of 2012, increased auction activity in our retail and wholesale product lines and increased revenue from our Energy efficiency services segment. Our Energy procurement segment increased 24% due to the acquisition of NEP, and, to a lesser extent, increased transaction activity due to new customers. These increases were partially offset by a decrease in gas transaction activity. Revenue from our Energy efficiency services segment increased 57% as compared to the prior year as we completed projects covered by the four utility efficiency program designations that we were awarded in 2012, and from cross-sell opportunities.

Cost of revenue

	For the Three Months Ended March 31,
	2013		2012
	$	% of Revenue	$	% of Revenue	Increase
Energy procurement	$1,248,503	17%	$1,246,353	21%	$2,150	—%
Energy efficiency services	984,648	80%	577,060	73	407,588	71

Total cost of revenue	$2,233,151	26%	$1,823,413	27%	$409,738	22%

Cost of revenue increased 22% for the three months ended March 31, 2013 as compared to the same period in 2012 primarily due to increases in equipment, material and labor costs associated with projects completed by our Energy efficiency services segment and the addition of NEP. Cost of revenue for our Energy procurement segment was approximately the same as 2012 as increased payroll costs associated with NEP and our retail product group were substantially offset by a decrease in amortization expense. Cost of revenue associated with our Energy procurement segment as a percent of revenue decreased by 4% due to the 24% increase in revenue with no corresponding increase in costs. Cost of revenue associated with our Energy efficiency services segment increased 71% primarily due to increased payroll costs due to the hiring of additional project managers during 2012 and a 61% increase in project material costs directly related to the 57% revenue increase due to the mix of projects completed. Cost of revenue associated with our Energy efficiency services segment as a percent of revenue increased by 7% as the cost increases were only partially offset by the revenue increase.

Operating expenses

	For the Three Months Ended March 31,
	2013		2012
	$	% of Revenue	$	% of Revenue	Increase
Sales and marketing	$4,978,081	57%	$3,814,183	56%	$1,163,898	31%
General and administrative	2,061,673	24	1,875,037	28	186,636	10

Total operating expenses	$7,039,754	81%	$5,689,220	84%	$1,350,534	24%

Sales and marketing expenses increased 31% for the three months ended March 31, 2013 as compared to the same period in 2012 primarily due to increases in payroll, internal commissions and amortization of intangible assets. Payroll and internal commissions increased due to an increase of sixteen sales and marketing employees versus the same period in 2012 primarily due to our acquisition of NEP and hires in our Energy efficiency services segment. Amortization expense related to intangible assets increased in 2013 due to our 2012 acquisition of NEP. Sales and marketing expense as a percentage of revenue increased 1% due to the increase in costs described above, which was substantially offset by the 27% increase in revenue.

The 10% increase in general and administrative expenses for the three months ended March 31, 2013 as compared to the same period in 2012 was primarily due to increases in payroll and amortization expense. These increased costs were primarily due to additions in our back office operations to support our growth and our 2012 acquisition of NEP. General and administrative expenses as a percent of revenue decreased 4% as the 27% increase in revenue offset the above noted costs.

Interest and other income (expense), net

Interest expense, net was approximately $203,000 for the three months ended March 31, 2013 compared to interest expense, net of approximately $89,000 for the three months ended March 31, 2012. The increase in interest expense, net in 2013 was primarily due to interest charged on our long-term debt. Other income in the first quarter of 2012 primarily consisted of $53,000 that was recognized from the sale of our investment in Retroficiency, Inc.

Income tax expense

We recorded income tax expense of approximately $131,000 for the three months ended March 31, 2013 compared to income tax expense of approximately $28,000 for the three months ended March 31, 2012. In the first quarter of 2013 income tax expense reflects a deferred tax provision, federal alternative minimum tax liability and state income taxes. In 2012 income tax expense reflected a federal alternative minimum tax liability and state income taxes.

Net loss

We reported a net loss of approximately $1.0 million for the three months ended March 31, 2013 and a net loss of approximately $0.8 million for the three months ended March 31, 2012, as the $0.1 million decrease in operating loss was offset by increases in interest expense and income tax expense.

Liquidity and Capital Resources

At March 31, 2013 we had no commitments for material capital expenditures. We have identified and executed against a number of strategic initiatives that we believe are key components of our future growth, including: making strategic acquisitions; entering into other energy-related markets including wholesale transactions with utilities, energy efficiency, and demand response; expanding our community of listers, bidders and channel partners on our exchanges; strengthening and extending our long-term relationships with government agencies; and growing our direct and inside sales force. As of March 31, 2013 our workforce numbered 127, an increase of one employee from the number that we employed at December 31, 2012. At March 31, 2013, we had 60 professionals in our sales and marketing and account management groups, 44 in our supply desk group and 23 in our general and administrative group.

We funded our acquisitions in 2011 with cash on hand, cash flow from ongoing operations as well cash flow generated by the acquisitions. We paid $10.4 million to acquire three businesses in 2011. During 2012, we paid $3.0 million in required installments against seller notes and an additional $2.3 million for earn-outs related to these acquisitions. In early 2012 we expanded our credit facility with SVB to include a 4-year, $2.5 million term loan. With our acquisition of NEP in October 2012, we borrowed an additional $10.0 million, including $4.0 million in long-term notes from both SVB and MCRC. In addition, we entered into a $2.0 million seller note with NEP and NEP can earn an additional $3.2 million in the form of earn-outs if certain performance criteria are met post-acquisition. We currently have $6.0 million outstanding with SVB, with $2.0 million classified as short-term, and $4.0 million outstanding with MCRC classified as long-term. In addition, we also have outstanding the $2.0 million seller note related to the NEP acquisition and a maximum of $3.5 million in potential cash earn-out obligations. While the expansion/addition of these debt instruments significantly increased our commitments, we believe we have the resources to meet both our short- and long-term obligations under these arrangements based on cash on-hand, operating cash flows from our base business and cash expected to be generated from all of our acquired businesses. During the first quarter of 2013 we generated cash flow from operations of $0.7 million and ended the quarter with $2.1 million in cash and cash equivalents.

Comparison of March 31, 2013 to December 31, 2012

	March 31, 2013	December 31, 2012	Increase (Decrease)
Cash and cash equivalents	$2,103,246	$3,307,822	$(1,204,576)	(36)%
Trade accounts receivable, net	7,246,357	7,242,603	3,754	—
Days sales outstanding	75	65	10	15
Deferred revenue and customer advances	6,310,502	5,309,012	1,001,490	19
Working capital (deficit)	(2,777,281)	(2,464,718)	(312,563)	(13)
Stockholders’ equity	25,966,087	26,710,127	(744,040)	(3)

Cash and cash equivalents decreased 36% primarily due to approximately $1.4 million of payments of contingent consideration and $0.5 million of principal payments on the SVB term note. These decreases were partially offset by cash flows from operations of approximately $0.7 million. Deferred revenue and customer advances increased due to upfront commission payments related to our mid-market business being deferred to future periods for revenue recognition purposes. Trade accounts receivable at March 31, 2013 increased slightly as compared to the fourth quarter of 2012. Days sales outstanding (representing accounts receivable outstanding at March 31, 2013 divided by the average sales per day during the current quarter, as adjusted) increased 15% due to the timing of in-period revenue recognized within the first quarter of 2013 as compared to the fourth quarter of 2012. Revenue from bidders representing 10% or more of our revenue decreased to 10% from one bidder during the three months ended March 31, 2013, from 26% from two bidders during the same period in 2012.

The working capital balance at March 31, 2013 (consisting of current assets less current liabilities) decreased $0.3 million from December 31, 2012 primarily due to the reclassification of $1.0 million of accrued contingent consideration from non-current to current. Stockholders’ equity decreased 3% for the three months ended March 31, 2013 due to a $1.0 million net loss, partially offset by share-based compensation and proceeds from the exercise of stock options.

Cash provided by operating activities for the three months ended March 31, 2013 was approximately $0.7 million compared to cash used in operating activities for the three months ended March 31, 2012 of approximately $0.5 million. The 2013 increase was primarily due to accounts remaining flat with the first quarter of 2012 and an increase of approximately $0.3 million in adjusted EBITDA. Cash used in investing and financing activities for the three months ended March 31, 2013 was approximately $1.9 million primarily due to the payment of $1.4 million of contingent consideration and $0.5 million of principal payments on our SVB term loan. Cash provided by investing and financing activities for the quarter ended March 31, 2012 was approximately $1.1 million primarily due to cash received from the sale of our Retroficiency investment and proceeds from our term loan with SVB, substantially offset by the payment of $2.3 million of contingent consideration related to our 2011 acquisitions.

EBITDA, representing net loss before interest, income taxes, depreciation and amortization for the three months ended March 31, 2013 was $0.4 million as compared to $0.2 million for the same period in the prior year. We have generated positive EBITDA for nine of eleven quarters for a cumulative total of $5.0 million, including $1.9 million over the last 12 months. Please refer to the section below discussing non-GAAP financial measures for a reconciliation of non-GAAP measures to the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

In this Quarterly Report on Form 10-Q, we provide certain “non-GAAP financial measures”. A non-GAAP financial measure refers to a numerical financial measure that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable financial measure calculated and presented in accordance with GAAP in our financial statements. In this Quarterly Report on Form 10-Q, we provide EBITDA and adjusted EBITDA as additional information relating to our operating results. These non-GAAP measures exclude expenses related to share-based compensation, depreciation related to our fixed assets, amortization expense related to acquisition-related assets and other assets, interest expense on bank borrowings, notes payable to sellers and contingent consideration, interest income on invested funds and notes receivable, and income taxes. Management uses these non-GAAP measures for internal reporting and bank reporting purposes. We have provided these non-GAAP financial measures in addition to GAAP financial results because we believe that these non-GAAP financial measures provide useful information to certain investors and financial analysts in assessing our operating performance due to the following factors:

•

We believe that the presentation of a non-GAAP measure that adjusts for the impact of share-based compensation expenses, depreciation of fixed assets, amortization expense related to acquisition-related assets and other assets, interest expense on bank borrowings, seller notes and contingent consideration, interest income on invested funds and notes receivable, and income taxes, provides investors and financial analysts with a consistent basis for comparison across accounting periods and, therefore, is useful to investors and financial analysts in helping them to better understand our operating results and underlying operational trends;

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

•

We do not regularly earn interest on our cash accounts and notes receivable. Our cash is invested in U.S. Treasury funds and has not yielded material returns to date and these returns generally cannot be changed or influenced by management; and

•

We do not regularly pay federal or state income taxes due to our net operating loss carryforwards. Our income tax expense reflects the release of our deferred tax assets to apply to projected annualized taxable income, and an anticipated alternative minimum tax liability based on statutory rates that generally cannot be changed or influenced by management.

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

	Three Months Ended March 31,
	2013	2012
GAAP net loss	$(956,885)	$(783,064)
Add: Interest expense, net	202,737	89,444
Add: Income taxes	131,305	27,500
Add: Amortization of intangibles	974,758	759,247
Add: Amortization of other assets	8,507	12,937
Add: Depreciation	55,669	53,550

Non-GAAP EBITDA	$416,091	$159,614

Non-GAAP EBITDA per share	$0.03	$0.01

Add: Share-based compensation	145,986	119,541

Non-GAAP adjusted EBITDA	$562,077	$279,155

Non-GAAP adjusted EBITDA per share	$0.05	$0.02

Weighted average diluted shares	12,077,901	11,983,573

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

The most judgmental estimates affecting our consolidated financial statements are those relating to revenue recognition and the estimate of actual energy delivered from the bidder to the lister of such energy; share-based compensation; the valuation of intangible assets and goodwill; the valuation of contingent consideration; impairment of long-lived assets; and estimates of future taxable income as it relates to the realization of our net deferred tax assets. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates; future results of operations may be affected. Refer to Note 2 of our consolidated financial statements within our Annual Report on Form 10-K as filed with the SEC on April 16, 2013 for a description of our accounting policies.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In designing and evaluating our disclosure controls and procedures, our management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, our management was required to apply its reasonable judgment.

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2013.

Internal Control Over Financial Reporting

On October 3, 2012, we acquired substantially all of the assets and certain obligations of NEP. While our financial statements for the three months ended March 31, 2013 included the results of NEP from the acquisition date through March 31, 2013, as permitted by the rules and regulations of the SEC, our management’s assessment of our internal control over financial reporting did not include an evaluation of NEP’s internal control over financial reporting. Further, our management’s conclusion regarding the effectiveness of our internal control over financial reporting as of March 31, 2013 and December 31, 2012 does not extend to NEP’s internal control over financial reporting. We are currently integrating policies, processes, technology and operations for the combined companies and will continue to evaluate our internal control over financial reporting as we develop and execute our integration plans.

Based on its evaluation, our management concluded that, as of March 31, 2013, our internal control over financial reporting was not effective based on the COSO criteria and that we had a material weakness. A “material weakness” is defined as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As disclosed in our previous filings with the Securities and Exchange Commission, on March 29, 2013, our Board of Directors, based on the recommendation of the Audit Committee and in consultation with management, made the determination to restate our previously issued audited financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K, and our unaudited financial statements for the quarterly periods ended March 31, 2012, June 30, 2012, and September 30, 2012 included in our Quarterly Reports on Forms 10-Q and the unaudited pro forma disclosures included in our Current Report on Form 8-K/A filed on December 17, 2012. In connection with the preparation of our annual report on Form 10-K for the year ended December 31, 2012, we identified a material weakness in the design and operating effectiveness of our internal control over financial reporting related to the recording of revenue recognition for certain commission payments related to our mid-market product line. Specifically, we did not select and apply the appropriate accounting policies for GSE, which we acquired on October 31, 2011. Consequently, effective controls did not exist to ensure that revenue from this product line was appropriately and accurately recorded.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Three former employees/consultants of GSE Consulting, LP (“GSE”) have filed 3 separate complaints in Texas County Court alleging, among other things, claims related to breach of contract, quantum meruit, promissory estoppel, tortious interference and are seeking declaratory relief. Each plaintiff claims that GSE and/or we failed to pay commissions due for services that they provided prior to the date of our purchase of certain GSE assets. We deny the allegations and have filed a counterclaim for damages, asserting claims for conversion, unjust enrichment, misappropriation, and violation of the Texas Liability Act. We have also filed a cross claim against GSE asserting claims of breach of contract and indemnification and request for declaratory relief under the terms of the asset purchase agreement between us and GSE. The parties are in the process of discovery in each matter and the court has assigned respective trial dates in June, August and October of 2013.

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

Item 1A.	Risk Factors

There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission on April 16, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the quarter ended March 31, 2013, we did not sell any unregistered equity securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In connection with the vesting of restricted stock granted to employees, we withheld certain shares with value equivalent to employees’ minimum statutory obligations for the applicable income and other employment taxes.

A summary of the shares withheld to satisfy employee tax withholding obligations for the three months ended March 31, 2013 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans Or Programs
1/01/13 – 1/31/13	—	$—	—	—
2/01/13 – 2/28/13	8	$5.10	—	—
3/01/13 – 3/31/13	—	$—	—	—

Total	8	$5.10	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures (not applicable)

None.

Item 5.	Other Information

Fifth Loan Modification and Waiver Agreement

We have a $9.0 million credit facility with SVB consisting of a $6.5 million term note and a $2.5 million line-of-credit. The $6.5 million term loan is for 42 months and bears interest at prime rate (currently 3.25%) plus 2.75%. The term loan was interest only for the first three months followed by 39 equal principal payments which commenced on January 1, 2013 and is subject to a 1% prepayment penalty within the first year of funding. The outstanding balance of the term loan is $6.0 million, of which $2.0 million is classified as a current liability at March 31, 2013. The $2.5 million line-of-credit matures on March 14, 2014 and no borrowings have been made under the line-of-credit to date. We entered into a Fifth Loan Modification and Waiver Agreement, effective May 13, 2013, with SVB. We agreed to modify the fixed charge ratio calculation and increase the interest rate to prime plus 4.5%. This revised interest rate can be adjusted downward based on certain EBITDA and leverage ratios. The foregoing description of the Fifth Loan Modification and Waiver Agreement is qualified in its entirety by reference to the full text of the Fifth Loan Modification and Waiver Agreement, which is filed herewith as Exhibit 10.1 and incorporated herein by reference.

Item 6.	Exhibits

10.1	Fifth Loan Modification and Waiver Agreement dated May 13, 2013, to Loan and Security Agreement with Silicon Valley Bank.

31.1	Certification of the Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from World Energy Solutions, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, formatted in Extensible Business Reporting Language: (i) the condensed consolidated balance sheets; (ii) the condensed consolidated statements of operations; (iii) the condensed consolidated statements of cash flows; and (iv) notes to the condensed consolidated financial statements.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Energy Solutions, Inc.

Dated: May 14, 2013	By:	/s/ Philip Adams
Philip Adams
Chief Executive Officer

Dated: May 14, 2013	By:	/s/ James Parslow
James Parslow
Chief Financial Officer