Form 10-Q
period 2013-06-30
World Energy Solutions, Inc.
filed 2013-08-08
CIK 1371781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013; or

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

As of August 2, 2013, the registrant had 12,128,630 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

WORLD ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,191,478	$3,307,822
Trade accounts receivable, net	7,005,602	7,242,603
Inventory	454,984	154,626
Current portion of deferred tax asset	1,566,280	1,632,280
Prepaid expenses and other current assets	682,800	361,813

Total current assets	11,901,144	12,699,144
Property and equipment, net	604,828	639,839
Intangibles, net	17,143,482	19,092,998
Goodwill	16,167,834	16,167,834
Deferred tax asset, net of current portion	5,690,370	5,844,980
Other assets, net	596,155	685,867

Total assets	$52,103,813	$55,130,662

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,704,106	$1,044,459
Accrued commissions	1,443,132	1,052,802
Accrued compensation	2,244,976	2,494,404
Accrued contingent consideration	3,155,545	3,792,505
Accrued expenses and other current liabilities	698,776	1,390,188
Deferred revenue and customer advances	2,421,488	1,929,377
Current portion of related party subordinated notes payable	2,000,000	1,500,000
Current portion of long-term debt, net of unamortized debt discount of $39,873 at June 30, 2013 and December 31, 2012	1,960,127	1,960,127

Total current liabilities	15,628,150	15,163,862
Long-term debt, net of unamortized debt discount of $69,777 at June 30, 2013 and $89,714 at December 31, 2012	3,430,223	4,410,286
Subordinated notes payable	4,000,000	4,000,000
Deferred revenue and customer advances, net of current portion	4,564,103	3,379,635
Accrued contingent consideration, net of current portion	—	966,752
Related party subordinated notes payable, net of current portion	—	500,000
Other liabilities	16,702	—

Total liabilities	27,639,178	28,420,535

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 30,000,000 shares authorized; 12,064,480 shares issued and 12,006,567 shares outstanding at June 30, 2013 and 11,998,313 shares issued and 11,949,376 shares outstanding at December 31, 2012	1,201	1,195
Additional paid-in capital	44,170,225	43,770,108
Accumulated deficit	(19,447,863)	(16,836,823)
Treasury stock, at cost; 57,913 shares at June 30, 2013 and 48,937 shares at December 31, 2012	(258,928)	(224,353)

Total stockholders’ equity	24,464,635	26,710,127

Total liabilities and stockholders’ equity	$52,103,813	$55,130,662

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Brokerage commissions, transaction fees and efficiency projects	$7,744,234	$6,944,619	$16,215,193	$13,485,403
Management fees	191,423	240,580	377,946	493,203

Total revenue	7,935,657	7,185,199	16,593,139	13,978,606
Cost of revenue	2,144,455	2,158,485	4,377,606	3,981,898

Gross profit	5,791,202	5,026,714	12,215,533	9,996,708

Operating expenses:
Sales and marketing	4,890,347	3,718,771	9,868,428	7,532,954
General and administrative	2,167,021	2,104,202	4,228,694	3,979,239

Total operating expenses	7,057,368	5,822,973	14,097,122	11,512,193

Operating loss	(1,266,166)	(796,259)	(1,881,589)	(1,515,485)
Interest expense, net	(277,397)	(98,263)	(480,134)	(187,707)
Other income	20,713	—	13,293	53,106

Loss before income taxes	(1,522,850)	(894,522)	(2,348,430)	(1,650,086)
Income tax expense	131,305	22,500	262,610	50,000

Net loss	$(1,654,155)	$(917,022)	$(2,611,040)	$(1,700,086)

Net loss per share:
Net loss per common share – basic and diluted	$(0.14)	$(0.08)	$(0.22)	$(0.14)

Weighted average shares outstanding – basic and diluted	11,982,656	11,893,365	11,974,428	11,880,669

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,611,040)	$(1,700,086)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,077,268	1,582,882
Deferred income taxes	220,610	—
Share-based compensation	292,309	199,444
Loss on disposal of property and equipment	11,177	—
Gain on sale of investment	—	(53,106)
Non-cash interest expense on warrants	19,937	—
Interest on accrued contingent consideration	19,836	49,864
Changes in operating assets and liabilities:
Trade accounts receivable	237,001	(1,620,889)
Inventory	(300,358)	(228,068)
Prepaid expenses and other current assets	(320,987)	(335,039)
Accounts payable	659,647	624,664
Accrued commissions	390,330	71,564
Accrued compensation	(249,428)	(319,339)
Accrued expenses, contingent consideration and other current liabilities	(875,756)	149,153
Deferred revenue and customer advances	1,676,579	2,536,350

Net cash provided by operating activities	1,247,125	957,394

Cash flows from investing activities:
Decrease in other assets	72,699	—
Proceeds from sale of investment	—	770,042
Proceeds from sale of property and equipment	8,750	—
Purchases of property and equipment	(74,239)	(276,142)

Net cash provided by investing activities	7,210	493,900

Cash flows from financing activities:
Proceeds from exercise of stock options	107,814	99,722
Purchase of treasury stock	(34,575)	(2,221)
Proceeds from issuance of long-term debt	—	2,500,000
Principal payments on long-term debt	(1,000,000)	—
Payments of contingent consideration	(1,435,548)	(2,250,000)
Principal payments on capital lease obligations	(8,370)	(9,751)

Net cash (used in) provided by financing activities	(2,370,679)	337,750

Net (decrease) increase in cash and cash equivalents	(1,116,344)	1,789,044
Cash and cash equivalents, beginning of period	3,307,822	1,837,801

Cash and cash equivalents, end of period	$2,191,478	$3,626,845

Supplemental disclosure of cash flow information:
Cash paid for interest	$(480,623)	$(94,543)

Cash paid for income taxes	$(98,050)	$(76,030)

Non-cash activities:
Equipment acquired under capital leases	$21,416	$—

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2013

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

2.     Interim Financial Statements

The December 31, 2012 condensed consolidated balance sheet has been derived from audited consolidated financial statements and the accompanying June 30, 2013 unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on April 16, 2013.

In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments consisting of normal recurring adjustments and accruals necessary for the fair presentation of the Company’s financial position as of June 30, 2013, the results of its operations for the three and six months ended June 30, 2013 and 2012 and the results of its cash flows for the six months ended June 30, 2013 and 2012, respectively. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2013.

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

3.     Loss Per Share

As of June 30, 2013 and 2012, the Company only had one issued and outstanding class of stock – common stock. As a result, the basic loss per share for the three and six months ended June 30, 2013 and 2012 is computed by dividing net loss by the weighted average number of common shares outstanding for the period.

The following table provides a reconciliation of the denominators of the Company’s reported basic and diluted earnings per share computation for the three and six months ended June 30, 2013 and 2012, respectively:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Weighted number of common shares – basic	11,982,656	11,893,365	11,974,428	11,880,669
Common stock equivalents	—	—	—	—

Weighted number of common shares – diluted	11,982,656	11,893,365	11,974,428	11,880,669

The computed loss per share does not assume conversion, exercise, or contingent exercise of securities that would have an antidilutive effect on loss per share. As the Company was in a net loss position for the three and six month periods ended June 30, 2013 and 2012, all common stock equivalents in that period were antidilutive.

The following represents issuable weighted average share information for the respective periods:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Common stock options	43,882	18,495	36,970	29,144
Common stock warrants	742	12,737	1,042	39,648
Unvested restricted stock	36,286	3,863	38,426	2,959

Total common stock equivalents	80,910	35,095	76,438	71,751

In addition, common stock options, unvested restricted stock and common stock warrants of 452,822, 30,000 and 45,045, respectively, were excluded from the calculation of net loss per share, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during the three months ended June 30, 2013, and common stock options, unvested restricted stock and common stock warrants of 598,852, 30,000 and 45,045, respectively, were excluded from the calculation of net loss per share, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during the six months ended June 30, 2013.

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

4.     Concentration of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company has no material off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. The Company places its cash with one institution, which management believes is of high credit quality. As of June 30, 2013, all of the Company’s cash is held in an interest bearing account.

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

The following represents revenue and trade accounts receivable from bidders exceeding 10% of the total in each category:

	Revenue for the three months ended June 30,		Revenue for the six months ended June 30,		Trade Accounts Receivable as of June 30,
Bidder	2013	2012	2013	2012	2013	2012
A	8%	8%	9%	11%	8%	8%
B	12%	12%	11%	12%	13%	13%
C	9%	8%	8%	7%	9%	10%

In addition to its direct relationship with bidders, the Company also has direct contractual relationships with listers for the online procurement of certain of their energy, demand response or environmental needs. These listers are primarily large businesses and government organizations and do not have a direct creditor relationship with the Company. For the three and six months ended June 30, 2013 and 2012, no lister represented more than 10% individually of the Company’s aggregate revenue, respectively.

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

The Company generally invoices bidders for commissions earned on retail natural gas and wholesale transactions as well as energy efficiency customers, which are reflected as billed accounts receivable. For natural gas and wholesale transactions, the total commission earned on these transactions is recognized upon completion of the procurement event and are generally due within 30 days of invoice date. For efficiency projects, revenue is recognized and invoiced upon project installation and acceptance, as required, and are generally due within 30 days of invoice date. In addition, the Company invoices the bidder, lister or combination of both for certain auctions performed for environmental commodity product transactions. These transactions are earned and invoiced either upon lister acceptance of the auction results or, in some cases, upon delivery of the credits or cash settlement of the transaction. Trade accounts receivable, net consists of the following:

	June 30, 2013	December 31, 2012
Unbilled accounts receivable	$5,848,070	$5,343,559
Billed accounts receivable	1,332,711	2,074,223

	7,180,781	7,417,782
Allowance for doubtful accounts	(175,179)	(175,179)

Trade accounts receivable, net	$7,005,602	$7,242,603

6.     Inventory

Inventory is maintained in the Company’s Energy efficiency services segment and consists of prepaid expendables and project materials. Prepaid expendables represents consumable components that are used in project installations and are stated at the lower of cost or market, with cost being determined on a first-in, first-out (FIFO) basis. Historical inventory usage and current trends are considered in estimating both excess and obsolete inventory. To date, there have been no write-downs of inventory and therefore no allowance for excess or obsolete inventory was recorded at June 30, 2013 or December 31, 2012, respectively. Project materials represent direct costs incurred on projects-in-process as of each reporting period. Inventory consists of the following:

	June 30, 2013	December 31, 2012
Prepaid expendables	$51,461	$32,419
Project materials	403,523	122,207

Total inventory	$454,984	$154,626

7.     Intangibles, Net

Intangibles, net with finite lives were comprised of the following as of June 30, 2013 and December 31, 2012:

		June 30, 2013			December 31, 2012
	Estimated Useful Life	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Customer contracts	1 - 4 years	$5,276,000	$2,169,000	$3,107,000	$5,276,000	$1,322,000	$3,954,000
Customer relationships	7 -10 years	13,792,000	4,105,000	9,687,000	13,792,000	3,398,000	10,394,000
Non-compete agreements	5 years	2,585,000	704,000	1,881,000	2,585,000	445,000	2,140,000
Trade names	4 years	1,090,000	358,000	732,000	1,090,000	221,000	869,000

Total		$22,743,000	$7,336,000	$15,407,000	$22,743,000	$5,386,000	$17,357,000

The Company also recorded acquisition related intangible assets with indefinite lives in the amount of $1,736,000 pertaining to customer relationships, not reflected in the above tables.

Amortization expense was approximately $2.0 million and $1.5 million for the six months ended June 30, 2013 and 2012, respectively. In addition, approximately $2.4 million of fully amortized intangible assets were removed from the 2013 and 2012 presentations. The approximate future amortization expense of intangible assets is as follows:

Amount
Remainder of 2013	$1,949,000
2014	3,369,000
2015	2,801,000
2016	2,416,000
2017	1,272,000
2018 and thereafter	3,600,000

$15,407,000

8.     Deferred Revenue and Customer Advances

Deferred revenue and customer advances are primarily related to the Company’s mid-market product line where energy suppliers pay all or a portion of the total commission due from the completed procurements before the Company has met all of the necessary criteria to recognize revenue. As a result, cash received from commission payments are deferred until actual usage data is received or contract end. Deferred revenue and customer advances expected to be recognized as revenue by year are approximately as follows:

Amount
Remainder of 2013	$1,823,000
2014	1,579,000
2015	1,995,000
2016	1,184,000
2017	260,000
2018 and thereafter	145,000

Total deferred revenue and customer advances	$6,986,000

The following table provides a rollforward of deferred revenue and customer advances:

Amount
Balance at January 1, 2013	$5,309,000
Cash received	2,651,000
Revenue recognized	(974,000)

Balance at June 30, 2013	$6,986,000

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

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Consolidated revenue from external customers:
Energy procurement	$6,956,838	$5,847,938	$14,377,997	$11,854,201
Energy efficiency services	978,819	1,337,261	2,215,142	2,124,405

Consolidated total revenue	$7,935,657	$7,185,199	$16,593,139	$13,978,606

Consolidated loss before income taxes:
Energy procurement	$(1,173,962)	$(794,914)	$(1,799,501)	$(1,332,571)
Energy efficiency services	(348,888)	(99,608)	(548,929)	(317,515)

Consolidated loss before income taxes	$(1,522,850)	$(894,522)	$(2,348,430)	$(1,650,086)

Energy Procurement:
Amortization	$943,974	$668,338	$1,887,950	$1,391,130

Depreciation	$49,263	$44,999	$97,827	$91,052

Interest expense, net	$277,397	$60,968	$480,134	$112,912

Energy Efficiency Services:
Amortization	$39,290	$39,290	$78,579	$88,682

Depreciation	$5,807	$4,521	$12,912	$12,018

Interest expense, net	$—	$37,295	$—	$74,795

	June 30, 2013	December 31, 2012
Consolidated total assets:
Energy procurement	$46,425,018	$48,839,503
Energy efficiency services	5,678,795	6,291,159

Consolidated total assets	$52,103,813	$55,130,662

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

Assets and liabilities of the Company measured at fair values on a recurring basis as of June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$2,191,478	$2,191,478	$—	$—

Total Assets	$2,191,478	$2,191,478	$—	$—

Liabilities
Contingent consideration	$3,155,545	$—	$—	$3,155,545
Debt discount	109,650	—	109,650	—

Total Liabilities	$3,265,195	$—	$109,650	$3,155,545

	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$3,307,822	$3,307,822	$—	$—

Total Assets	$3,307,822	$3,307,822	$—	$—

Liabilities
Contingent consideration	$4,759,257	$—	$—	$4,759,257
Debt discount	129,587	—	129,587	—

Total Liabilities	$4,888,844	$—	$129,587	$4,759,257

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

June 30, 2013
Outstanding balance at January 1, 2013	$4,759,257
Payments	(1,435,548)
Change in fair value included in earnings	(188,000)
Accrued interest	19,836

Outstanding balance at June 30, 2013	$3,155,545

The change in fair value reflects the Company’s updated probability related to the NEP earn-out. See Note 13 for additional details. The carrying amounts and fair values of the Company’s debt obligations are as follows:

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, net of debt discount	$5,390,350	$5,390,350	$6,370,413	$6,370,413
Debt discount	109,650	109,650	129,587	129,587
Subordinated notes payable	4,000,000	4,000,000	4,000,000	4,000,000
Related party subordinated notes payable	2,000,000	2,000,000	2,000,000	2,000,000

Total debt obligations	$11,500,000	$11,500,000	$12,500,000	$12,500,000

The carrying amount for fixed rate long-term debt and variable rate long-term approximate fair value because the underlying instruments are primarily at current market rates available to the Company for similar borrowings. The interest rate on the Silicon Valley Bank (“SVB”) debt is tied to the prime rate and will fluctuate with changes in that rate. Related party notes payable are classified as short-term on the Company’s consolidated balance sheet.

11.     Credit Arrangements

Credit Facility

The Company has a $9.0 million credit facility with SVB consisting of a $6.5 million term note and a $2.5 million line-of-credit. Under the Fifth Loan Modification and Waiver Agreement with SVB, entered into by the Company on May 13, 2013, the $6.5 million term loan is for 42 months and bears interest at prime rate (currently 3.25%) plus 4.5%. This interest rate can be adjusted downward based on certain EBITDA and leverage ratios. The term loan was interest only for the first three months followed by 39 equal principal payments which commenced on January 1, 2013 and is subject to a 1% prepayment penalty within the first year of funding. The outstanding balance of the term loan is $5.5 million, of which $2.0 million is classified as a current liability at June 30, 2013.

The $2.5 million line-of-credit matures on March 14, 2014 and no borrowings have been made under the line-of-credit to date. Advances under the line-of-credit are subject to availability against certain eligible accounts receivable and eligible retail backlog. The credit facility bears interest at a floating rate per annum based on the prime rate plus 1.25% on advances made against eligible accounts receivable and prime rate plus 2.00% on advances made against eligible retail backlog. These interest rates are subject to change based on the Company’s maintenance of an adjusted quick ratio of one-to-one. The facility contains minimum cash and availability and minimum fixed charge coverage ratio covenants and financial reporting requirements. The Company was in compliance with its covenants as of June 30, 2013.

Subordinated Notes

On October 3, 2012, the Company entered into a Note Purchase Agreement with Massachusetts Capital Resource Company (“MCRC”), in which the Company entered into an 8-year, $4 million Subordinated Note due 2020 with MCRC (the “MCRC Note”). The MCRC Note bears interest at 10.5% and is interest only for the first four years followed by 48 equal principal payments commencing October 31, 2016. The Company must pay a premium of 5% of the total principal outstanding if it prepays the MCRC Note before October 1, 2013, a 3% premium if it prepays the MCRC Note before October 1, 2014, and a 1% premium if it prepays the MCRC Note before October 1, 2015. The MCRC Note is subordinated to the Company’s credit facility with SVB and contains a consolidated net earnings available for interest charges to interest charges covenant, as adjusted, of not less than one-to-one and financial reporting requirements that the Company was in compliance with as of June 30, 2013.

12.     Commitments and Contingencies

Litigation

Three former employees/consultants of GSE Consulting, LP (“GSE”) have filed three separate complaints in Texas County Court alleging, among other things, claims related to breach of contract, quantum meruit, promissory estoppel, tortious interference and are seeking declaratory relief. Each plaintiff claims that GSE and/or the Company failed to pay commissions due for services that they provided prior to the date of the Company’s purchase of certain GSE assets. The Company denies the allegations and has filed counterclaims for damages, asserting claims for conversion, unjust enrichment, misappropriation, and violation of the Texas Theft Liability Act. The Company also filed a cross claim against GSE asserting claims of breach of contract and indemnification and request for declaratory relief under the terms of the asset purchase agreement between the Company and GSE. The parties are in the process of discovery in each matter and the court has assigned respective trial dates in September, October and November of 2013. The parties have requested that the Court continue the trial date in September to January 2014.

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

The acquisition-date fair value of the consideration transferred totaled approximately $12.1 million. As part of the total consideration, NEP can earn up to $3,180,000 in contingent consideration if certain performance criteria are met post-acquisition. This potential contingent consideration consists of $2.5 million in cash and 153,153 shares of common stock and is due on December 31, 2013. The fair value of the contingent consideration was based on the weighted probability of achievement of certain revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) levels for the 12-months ending September 30, 2013. The Company valued this contingent payment at $2.2 million, which has been recorded within current liabilities as accrued contingent consideration. In initially measuring the fair value of the contingent consideration, the Company assigned probabilities to these performance criteria, based among other things on the nature of the performance criteria and the Company’s due diligence performed at the time of the acquisition. Based on financial results through June 30, 2013, the Company reduced the accrued contingent consideration by $0.2 million to $2.0 million. The $0.2 million reduction in this liability has been recorded within general and administrative expense in the second quarter.

The NEP acquisition operating results have been included within the Company’s Energy procurement services segment since the date of acquisition and, therefore, discrete operating results are not maintained for its operations. The following unaudited pro forma information assumes that the acquisitions of NEP had been completed as of the beginning of 2012:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Revenues	$8,549,575	$16,683,639
Net loss	$(1,124,226)	$(2,161,558)
Net loss per share:
Basic and diluted	$(0.09)	$(0.18)
Weighted average shares outstanding – basic and diluted	11,893,365	11,880,669

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

Overview

World Energy offers a range of energy management solutions to commercial and industrial businesses, institutions, utilities, and governments to reduce their overall energy costs. We come to market with a holistic approach to energy management helping customers a) contract for a competitive price for energy, b) engage in energy efficiency projects to minimize quantity used and c) pursue available rebate and incentive programs. We made our mark on the industry with an innovative approach to procurement via our online auction platform, the World Energy Exchange®. With recent investments and acquisitions, we are building out our energy efficiency practice by engaging new customers while also pursuing more cross-selling opportunities for our procurement services.

We provide energy management services utilizing state-of-the-art technology and the experience of a seasoned management team to bring lower energy costs to its customers. We use a simple equation

E = P · Q – i

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

On October 3, 2012, we acquired substantially all of the assets and assumed certain obligations of Northeast Energy Partners, LLC (“NEP”) pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) between us, NEP, and its members. NEP is a Connecticut based energy management and procurement company. The purchase price was approximately $7.9 million in cash and a $2.0 million Promissory Note with NEP (the “NEP Note”). The NEP Note bears interest at 4% with $1.5 million of principal plus interest due on October 1, 2013 and the remaining $500,000 of principal plus interest due April 1, 2014. NEP may also earn up to an additional $3.2 million in cash and shares, with up to $2.5 million in cash, and 153,153 in shares, based on achieving certain 12-month revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets, as defined. The NEP Note is unsecured and subordinated to financing with Silicon Valley Bank (“SVB”). We financed this acquisition through the use of long-term debt. We borrowed $4.0 million in the form of a 42-month term loan from SVB and $4.0 million in the form of an 8-year subordinated note from Massachusetts Capital Resource Company (“MCRC”).

Our business model is heavily dependent on our people. We have significantly grown our employee base from 20 at the time of our initial public offering in November 2006 to 125 at June 30, 2013. This planned investment in staffing has been, and will continue to be, a key component of our strategic initiatives and revenue growth. While these infrastructure investments result in increased operating costs in the short–term, once they commence to generate incremental revenue the operating leverage within our business model results in positive cash flow and profitability although there can be no assurances of this. To date we have funded our acquisitions and strategic investments primarily with cash on-hand, notes payable, cash from operations and, most recently, long-term notes payable. We have also deferred portions of the purchase prices through the use of earn-outs that are tied to the ongoing performance of the acquired entity. Through the utilization of seller notes and earn-outs, we have been able to finance a portion of the cost of the acquisitions over time with the targets’ ongoing cash flow. These acquisition activities will increase our operating costs both in the short and long-term and may require us to borrow against our current credit facility and/or raise funds through additional capital raises.

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

Results of Operations

The following table sets forth certain items as a percent of revenue for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	100%	100%	100%	100%
Cost of revenue	27	30	26	28

Gross profit	73	70	74	72
Operating expenses:
Sales and marketing	62	52	59	54
General and administrative	27	29	26	29

Operating loss	(16)	(11)	(11)	(11)
Interest expense, net	(3)	(2)	(3)	(1)
Other income	—	—	—	—
Income tax expense	(2)	—	(2)	—

Net loss	(21)%	(13)%	(16)%	(12)%

Comparison of the Three Months Ended June 30, 2013 and 2012

Revenue

	For the Three Months Ended
	June 30,
	2013	2012	Increase (Decrease)
Energy procurement	$6,956,838	$5,847,938	$1,108,900	19%
Energy efficiency services	978,819	1,337,261	(358,442)	(27)

Total revenue	$7,935,657	$7,185,199	$750,458	10%

Revenue increased 10% for the three months ended June 30, 2013 as compared to the same period in 2012 as our Energy procurement revenue grew 19%, which was partially offset by a 27% decrease in our Energy efficiency segment. Our Energy procurement segment increased 19% due to the acquisition of NEP and increased transaction activity from new customers in our retail product line. These increases were partially offset by a decrease in our wholesale product line due to the timing of certain transactions in 2013 compared to 2012. Revenue from our Energy efficiency services segment decreased 27% as compared to the prior year as several projects completed at or near quarter end did not get approved under one of our utility programs until the third quarter due to a change in the utility’s close-out procedures implemented at quarter end.

Cost of revenue

	For the Three Months Ended June 30,
	2013		2012
	$	% of Revenue	$	% of Revenue	Increase (Decrease)
Energy procurement	$1,249,181	18%	$1,183,327	20%	$65,854	6%
Energy efficiency services	895,274	91	975,158	73	(79,884)	(8)

Total cost of revenue	$2,144,455	27%	$2,158,485	30%	$(14,030)	(1)%

Cost of revenue decreased 1% for the three months ended June 30, 2013 as compared to the same period in 2012 primarily due to a decrease in equipment, material and labor costs associated with projects completed by our Energy efficiency services segment. Cost of revenue from our Energy procurement segment increased 6% as increased payroll costs associated with our NEP acquisition were partially offset by a decrease in amortization expense. Cost of revenue associated with our Energy procurement segment as a percent of revenue decreased by 2% due to the 19% increase in revenue which was only partially offset by the cost increases. Cost of revenue associated with our Energy efficiency services segment decreased 8% primarily due to a 17% decrease in project material costs directly related to the 27% revenue decrease. This decrease in project costs was partially offset by a 56% increase in payroll costs reflecting the investment in our energy efficiency team over the previous twelve months. Cost of revenue associated with our Energy efficiency services segment as a percent of revenue increased by 18% due to a low contribution margin on a large municipal project completed during the quarter and the increase in headcount noted above.

Operating expenses

	For the Three Months Ended June 30,
	2013		2012
	$	% of Revenue	$	% of Revenue	Increase
Sales and marketing	$4,890,347	62%	$3,718,771	52%	$1,171,576	32%
General and administrative	2,167,021	27	2,104,202	29	62,819	3

Total operating expenses	$7,057,368	89%	$5,822,973	81%	$1,234,395	21%

Sales and marketing expenses increased 32% for the three months ended June 30, 2013 as compared to the same period in 2012 primarily due to increases in payroll, internal and third-party commissions and amortization of intangible assets. Payroll and internal commissions increased due to an increase of nine sales and marketing employees versus the same period in 2012 primarily due to our acquisition of NEP and hires in our Energy efficiency services segment. Third-party commissions increased 19% due to the 43% increase in channel partners compared to the prior period. Amortization expense related to intangible assets increased in 2013 due to our 2012 acquisition of NEP. Sales and marketing expense as a percentage of revenue increased 10% due to the increase in costs described above and due to a change in commission policy for our mid-market group implemented during the period. Under the revised policy, we continue to pay commissions based on cash received from mid-market transactions that are deferred for revenue purposes. In addition, our mid-market sales reps are entitled to certain bookings and quota bonuses to offset the impact of a change in our policy to only accept monthly payment terms for all mid-market transactions. Both of these increases were partially offset by the 10% increase in revenue.

The 3% increase in general and administrative expenses for the three months ended June 30, 2013 as compared to the same period in 2012 was primarily due to increases in legal, occupancy and amortization expense. The increases in occupancy and amortization costs were primarily due to our 2012 acquisition of NEP. These increases were substantially offset by the decrease in accrued contingent consideration during the quarter. The 2% decrease in general and administrative expenses as a percent of revenue was due to the 10% increase in revenue that was substantially offset by the above noted cost increases.

Interest and other income (expense), net

Interest expense, net was approximately $277,000 for the three months ended June 30, 2013 compared to interest expense, net of approximately $98,000 for the three months ended June 30, 2012. The increase in interest expense, net in 2013 was primarily due to interest charged on our long-term debt.

Income tax expense

We recorded income tax expense of approximately $131,000 for the three months ended June 30, 2013 compared to income tax expense of approximately $23,000 for the three months ended June 30, 2012. In the second quarter of 2013 income tax expense reflects a deferred tax provision, federal alternative minimum tax liability and state income taxes. In 2012 income tax expense reflected a federal alternative minimum tax liability and state income taxes.

Net loss

We reported a net loss of approximately $1.7 million for the three months ended June 30, 2013 and a net loss of approximately $0.9 million for the three months ended June 30, 2012, due to the $1.2 million increase in operating expenses which was partially offset by the 10% increase in revenue and the gross margin improvement.

Comparison of the Six Months Ended June 30, 2013 and 2012

Revenue

	For the Six Months Ended
	June 30,
	2013	2012	Increase
Energy procurement	$14,377,997	$11,854,201	$2,523,796	21%
Energy efficiency services	2,215,142	2,124,405	90,737	4

Total revenue	$16,593,139	$13,978,606	$2,614,533	19%

Revenue increased 19% for the six months ended June 30, 2013 as compared to the same period in 2012 due to a 21% increase in our Energy procurement segment and a 4% increase in revenue from our Energy efficiency services segment. Our Energy procurement segment increased due to the acquisition of NEP, and, to a lesser extent, increased transaction activity due to new customers. These increases were partially offset by a decrease in wholesale and gas transaction activity due to the timing of certain transactions in 2013 compared to 2012. Revenue from our Energy efficiency services segment increased 4% as compared to the prior year as we completed more projects covered by the four utility efficiency programs than in 2012 and capitalized on cross-sell opportunities.

Cost of revenue

	For the Six Months Ended June 30,
	2013		2012
	$	% of Revenue	$	% of Revenue	Increase
Energy procurement	$2,497,684	17%	$2,429,680	20%	$68,004	3%
Energy efficiency services	1,879,922	85	1,552,218	73	327,704	21

Total cost of revenue	$4,377,606	26%	$3,981,898	28%	$395,708	10%

Cost of revenue increased 10% for the six months ended June 30, 2013 as compared to the same period in 2012 primarily due to increases in equipment, material and labor costs associated with projects completed by our Energy efficiency services segment and the addition of NEP. Cost of revenue for our Energy procurement segment increased 3% as increased payroll costs associated with NEP and our retail product group were substantially offset by a decrease in amortization expense. Cost of revenue associated with our Energy procurement segment as a percent of revenue decreased by 3% due to the 21% increase in revenue with only a marginal increase in costs. Cost of revenue associated with our Energy efficiency services segment increased 21% primarily due to increased payroll costs due to the hiring of additional personnel during 2012 and a 10% increase in project material costs directly related to the 4% revenue increase. Cost of revenue associated with our Energy efficiency services segment as a percent of revenue increased by 12% due to the headcount increases noted above and the impact of a low contribution margin on a large municipal project completed during the second quarter.

Operating expenses

	For the Six Months Ended June 30,
	2013		2012
	$	% of Revenue	$	% of Revenue	Increase
Sales and marketing	$9,868,428	59%	$7,532,954	54%	$2,335,474	31%
General and administrative	4,228,694	26	3,979,239	29	249,455	6

Total operating expenses	$14,097,122	85%	$11,512,193	83%	$2,584,929	22%

Sales and marketing expenses increased 31% for the six months ended June 30, 2013 as compared to the same period in 2012 primarily due to increases in payroll, internal and third party commissions and amortization of intangible assets. Payroll and internal commissions increased due to an increase of nine sales and marketing employees versus the same period in 2012 primarily due to our acquisition of NEP and hires in our Energy efficiency services segment. Third-party commissions increased 25% due to the 43% increase in channel partners compared to the prior period. Amortization expense related to intangible assets increased in 2013 due to our 2012 acquisition of NEP. Sales and marketing expense as a percentage of revenue increased 5% due to the increase in costs and the change in our mid-market commission plan both described above, which were partially offset by the 19% increase in revenue.

The 6% increase in general and administrative expenses for the six months ended June 30, 2013 as compared to the same period in 2012 was primarily due to increases in payroll, legal and amortization expense. These increased costs were primarily due to additions in our back office operations to support our growth, costs associated with the GSE litigation and our 2012 acquisition of NEP and were partially offset by a decrease in accrued contingent consideration in the second quarter. General and administrative expenses as a percent of revenue decreased 3% as the 19% increase in revenue offset the above noted cost increases.

Interest and other income (expense), net

Interest expense, net was approximately $480,000 for the six months ended June 30, 2013 compared to interest expense, net of approximately $188,000 for the six months ended June 30, 2012. The increase in interest expense, net in 2013 was primarily due to interest charged on our long-term debt. Other income in the first quarter of 2012 primarily consisted of $53,000 that was recognized from the sale of our investment in Retroficiency.

Income tax expense

We recorded income tax expense of approximately $263,000 for the six months ended June 30, 2013 compared to income tax expense of $50,000 for the six months ended June 30, 2012. In the first six months of 2013 income tax expense reflects a deferred tax provision, federal alternative minimum tax liability and state income taxes. In 2012 income tax expense reflected a federal alternative minimum tax liability and state income taxes.

Net loss

Net loss increased approximately $0.9 million for the six months ended June 30, 2013 compared to the same period in 2012, primarily due to the $2.6 million increase in operating expenses which was partially offset by the 19% increase in revenue and the gross margin improvement.

Liquidity and Capital Resources

At June 30, 2013 we had no commitments for material capital expenditures. We have identified and executed against a number of strategic initiatives that we believe are key components of our future growth, including: making strategic acquisitions; entering into other energy-related markets including wholesale transactions with utilities, energy efficiency, and demand response; expanding our community of listers, bidders and channel partners on our exchanges; strengthening and extending our long-term relationships with government agencies; and growing our direct and inside sales force. As of June 30, 2013 our workforce numbered 125, a decrease of one employee from the number that we employed at December 31, 2012. At June 30, 2013, we had 57 professionals in our sales and marketing and account management groups, 47 in our supply desk group and 21 in our general and administrative group.

We paid $10.4 million to acquire three businesses in 2011 through the use of cash on hand, cash flow from ongoing operations as well cash flow generated by the acquisitions. Since 2011, we have paid an additional $3.0 million in required installments against seller notes and an additional $3.7 million for earn-outs related to these acquisitions. In early 2012 we expanded our credit facility with SVB to include a 4-year, $2.5 million term loan. We borrowed an additional $10.0 million to acquire NEP in October 2012 which included: increasing our term loan with SVB by $4.0 million to $6.5 million, borrowing $4.0 million in subordinated long-term debt from MCRC, and entering into a $2.0 million seller note with NEP. In addition, NEP can earn an additional $3.2 million in the form of earn-outs if certain operating performance criteria are met post-acquisition. We currently have $5.4 million of outstanding principal with SVB, with $2.0 million classified as short-term, and $4.0 million outstanding with MCRC classified as long-term. In addition, the $2.0 million seller note related to the

NEP acquisition and $3.5 million in maximum potential cash earn-out obligations related to NEP and GSE are due within the next twelve months. While the expansion/addition of these debt instruments significantly increased our commitments, we believe we have the resources to meet both our short- and long-term obligations under these arrangements based on cash on-hand, operating cash flows from our base business and cash expected to be generated from all of our acquired businesses. During the first six months of 2013 we generated cash flow from operations of $1.3 million and ended the quarter with $2.2 million in cash and cash equivalents.

Comparison of June 30, 2013 to December 31, 2012

	June 30, 2013	December 31, 2012	Increase (Decrease)
Cash and cash equivalents	$2,191,478	$3,307,822	$(1,116,344)	(34)%
Trade accounts receivable, net	7,005,602	7,242,603	(237,001)	(3)
Days sales outstanding	80	65	15	23
Deferred revenue and customer advances	6,985,591	5,309,012	1,676,579	32
Working capital (deficit)	(3,727,006)	(2,464,718)	(1,262,288)	(51)
Stockholders’ equity	24,464,635	26,710,127	(2,245,492)	(8)

Cash and cash equivalents decreased 34% primarily due to approximately $1.4 million of payments of contingent consideration and $1.0 million of principal payments on the SVB term note. These decreases were partially offset by cash flows from operations of approximately $1.2 million. Trade accounts receivable decreased $0.2 million as compared to the fourth quarter of 2012 due to a $2.3 million, or 22%, decrease in revenue in the second quarter of 2013 versus the fourth quarter of 2012. This decrease was substantially offset by an increase in days sales outstanding. Days sales outstanding (representing accounts receivable outstanding at June 30, 2013 divided by the average sales per day during the current quarter, as adjusted) increased 23% due to the timing of in-period revenue recognized within the second quarter of 2013 as compared to the fourth quarter of 2012. Revenue from bidders representing 10% or more of our revenue decreased to 11% from one bidder during the six months ended June 30, 2013, from 23% from two bidders during the same period in 2012.

Deferred revenue and customer advances increased due primarily to upfront commission payments related to our mid-market product line being deferred to future periods for revenue recognition purposes. The working capital balance at June 30, 2013 (consisting of current assets less current liabilities) decreased $1.3 million from December 31, 2012 primarily due to the reclassifications of $1.0 million of long-term debt, $1.0 million of accrued contingent consideration and $0.5 million of related party subordinated notes payable from non-current to current. These decreases were partially offset by adjusted EBITDA of $0.5 million for the six months ended June 30, 2013 and cash received classified as long-term deferred revenue during the six months. Stockholders’ equity decreased 8% for the six months ended June 30, 2013 due to a $2.6 million net loss, partially offset by share-based compensation and proceeds from the exercise of stock options.

Cash provided by operating activities for the six months ended June 30, 2013 was approximately $1.2 million compared to cash provided by operating activities for the six months ended June 30, 2012 of approximately $1.0 million. Cash flow from operations in 2013 was primarily due to a $1.7 million increase in deferred revenue and customer advances offset by an inventory increase of $0.3 million. Cash used in investing and financing activities for the six months ended June 30, 2013 was approximately $2.4 million primarily due to the payment of $1.4 million of contingent consideration and $1.0 million of principal payments on our SVB term loan. Cash from investing and financing activities for the six months ended June 30, 2012 was approximately $0.8 million primarily due to cash received from the sale of our Retroficiency investment and proceeds from our term loan with SVB, offset by the payment of $2.3 million of contingent consideration related to our 2011 acquisitions and $0.3 million of fixed asset additions related to our office moves.

EBITDA, representing net loss before interest, income taxes, depreciation and amortization was $0.2 million for the six months ended June 30, 2013, an increase from approximately $0.1 million for the same period in the prior year. Please refer to the section below discussing non-GAAP financial measures for a reconciliation of non-GAAP measures to the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
GAAP net loss	$(1,654,155)	$(917,022)	$(2,611,040)	$(1,700,086)
Add: Interest expense, net	277,397	98,263	480,134	187,707
Add: Income taxes	131,305	22,500	262,610	50,000
Add: Amortization of intangibles	974,758	698,894	1,949,516	1,458,141
Add: Amortization of other assets	8,506	8,734	17,013	21,671
Add: Depreciation	55,070	49,520	110,739	103,070

Non-GAAP EBITDA (deficit)	$(207,119)	$(39,111)	$208,972	$120,503

Non-GAAP EBITDA per share	$(0.02)	$—	$0.02	$0.01

Add: Share-based compensation	146,323	79,903	292,309	199,444

Non-GAAP adjusted EBITDA (deficit)	$(60,796)	$40,792	$501,281	$319,947

Non-GAAP adjusted EBITDA per share	$(0.01)	$—	$0.04	$0.03

Weighted average diluted shares	11,982,656	11,928,460	12,050,866	11,952,420

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

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2013.

Internal Control Over Financial Reporting

On October 3, 2012, we acquired substantially all of the assets and certain obligations of NEP. While our financial statements for the three and six months ended June 30, 2013 included the results of NEP from the acquisition date through June 30, 2013, as permitted by the rules and regulations of the SEC, our management’s assessment of our internal control over financial reporting did not include an evaluation of NEP’s internal control over financial reporting. Further, our management’s conclusion regarding the effectiveness of our internal control over financial reporting as of June 30, 2013 and December 31, 2012 does not extend to NEP’s internal control over financial reporting. We are currently integrating policies, processes, technology and operations for the combined companies and will continue to evaluate our internal control over financial reporting as we develop and execute our integration plans.

Based on its evaluation, our management concluded that, as of June 30, 2013, our internal control over financial reporting was not effective based on the COSO criteria and that we had a material weakness. A “material weakness” is defined as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Three former employees/consultants of GSE Consulting, LP (“GSE”) have filed three separate complaints in Texas County Court alleging, among other things, claims related to breach of contract, quantum meruit, promissory estoppel, tortious interference and are seeking declaratory relief. Each plaintiff claims that GSE and/or we failed to pay commissions due for services that they provided prior to the date of our purchase of certain GSE assets. We deny the allegations and have filed counterclaims for damages, asserting claims for conversion, unjust enrichment, misappropriation, and violation of the Texas Theft Liability Act. We have also filed a cross claim against GSE asserting claims of breach of contract and indemnification and request for declaratory relief under the terms of the asset purchase agreement between us and GSE. The parties are in the process of discovery in each matter and the court has assigned respective trial dates in September, October and November of 2013. The parties have requested that the Court continue the trial date in September to January 2014.

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

During the quarter ended June 30, 2013, we did not sell any unregistered equity securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In connection with the vesting of restricted stock granted to employees, we withheld certain shares with value equivalent to employees’ minimum statutory obligations for the applicable income and other employment taxes.

A summary of the shares withheld to satisfy employee tax withholding obligations for the three months ended June 30, 2013 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans Or Programs
4/01/13 – 4/30/13	—	$—	—	—
5/01/13 – 5/31/13	—	$—	—	—
6/01/13 – 6/30/13	8,968	$3.85	—	—

Total	8,968	$3.85	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures (not applicable)

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from World Energy Solutions, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2013, formatted in Extensible Business Reporting Language: (i) the condensed consolidated balance sheets; (ii) the condensed consolidated statements of operations; (iii) the condensed consolidated statements of cash flows; and (iv) notes to the condensed consolidated financial statements.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Energy Solutions, Inc.

Dated: August 8, 2013	By:	/s/ Philip Adams
Philip Adams
Chief Executive Officer

Dated: August 8, 2013	By:	/s/ James Parslow
James Parslow
Chief Financial Officer