Form 10-Q
period 2013-09-30
World Energy Solutions, Inc.
filed 2013-11-08
CIK 1371781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013; or

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

As of November 1, 2013, the registrant had 12,234,186 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

WORLD ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,518,377	$3,307,822
Trade accounts receivable, net	7,108,011	7,242,603
Inventory	501,406	154,626
Current portion of deferred tax asset	1,533,280	1,632,280
Prepaid expenses and other current assets	439,721	361,813

Total current assets	12,100,795	12,699,144
Property and equipment, net	603,183	639,839
Intangibles, net	16,168,723	19,092,998
Goodwill	16,167,834	16,167,834
Deferred tax asset, net of current portion	5,617,565	5,844,980
Other assets, net	626,269	685,867

Total assets	$51,284,369	$55,130,662

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,621,439	$1,044,459
Accrued commissions	1,492,563	1,052,802
Accrued compensation	2,251,733	2,494,404
Accrued contingent consideration	2,868,734	3,792,505
Accrued expenses and other current liabilities	707,827	1,390,188
Deferred revenue and customer advances	3,378,824	1,929,377
Current portion of related party subordinated notes payable	2,000,000	1,500,000
Current portion of long-term debt, net of unamortized debt discount of $39,873 at September 30, 2013 and December 31, 2012	1,960,127	1,960,127

Total current liabilities	16,281,247	15,163,862
Long-term debt, net of unamortized debt discount of $59,809 at September 30, 2013 and $89,714 at December 31, 2012	2,940,191	4,410,286
Subordinated notes payable	4,000,000	4,000,000
Deferred revenue and customer advances, net of current portion	4,026,184	3,379,635
Accrued contingent consideration, net of current portion	—	966,752
Related party subordinated notes payable, net of current portion	—	500,000
Other liabilities	15,747	—

Total liabilities	27,263,369	28,420,535

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 30,000,000 shares authorized; 12,071,425 shares issued and 12,013,436 shares outstanding at September 30, 2013 and 11,998,313 shares issued and 11,949,376 shares outstanding at December 31, 2012	1,201	1,195
Additional paid-in capital	44,319,151	43,770,108
Accumulated deficit	(20,040,161)	(16,836,823)
Treasury stock, at cost; 57,989 shares at September 30, 2013 and 48,937 shares at December 31, 2012	(259,191)	(224,353)

Total stockholders’ equity	24,021,000	26,710,127

Total liabilities and stockholders’ equity	$51,284,369	$55,130,662

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Brokerage commissions, transaction fees and efficiency projects	$8,552,381	$7,364,110	$24,767,574	$20,849,513
Management fees	186,176	241,744	564,122	734,947

Total revenue	8,738,557	7,605,854	25,331,696	21,584,460
Cost of revenue	2,243,875	2,632,913	6,621,481	6,614,811

Gross profit	6,494,682	4,972,941	18,710,215	14,969,649

Operating expenses:
Sales and marketing	4,875,985	3,638,961	14,744,413	11,171,915
General and administrative	1,817,996	1,769,718	6,046,690	5,748,957

Total operating expenses	6,693,981	5,408,679	20,791,103	16,920,872

Operating loss	(199,299)	(435,738)	(2,080,888)	(1,951,223)
Interest expense, net	(253,822)	(86,917)	(733,956)	(274,624)
Other income	3,378	—	16,671	53,106

Loss before income taxes	(449,743)	(522,655)	(2,798,173)	(2,172,741)
Income tax expense	142,555	22,500	405,165	72,500

Net loss	$(592,298)	$(545,155)	$(3,203,338)	$(2,245,241)

Net loss per share:
Net loss per common share – basic and diluted	$(0.05)	$(0.05)	$(0.27)	$(0.19)

Weighted average shares outstanding – basic and diluted	12,007,667	11,904,469	11,985,629	11,888,660

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,203,338)	$(2,245,241)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,116,907	2,265,386
Deferred income taxes	326,415	—
Share-based compensation	435,234	319,619
Loss on disposal of property and equipment	11,177	—
Gain on sale of investment	—	(53,106)
Non-cash interest expense on warrants	29,905	—
Interest on accrued contingent consideration	23,124	75,070
Changes in operating assets and liabilities:
Trade accounts receivable	134,592	(2,372,194)
Inventory	(346,780)	(454,026)
Prepaid expenses and other current assets	(77,908)	(345,068)
Accounts payable	576,980	680,297
Accrued commissions	439,761	130,671
Accrued compensation	(242,671)	(245,838)
Accrued expenses, contingent consideration and other current liabilities	(1,153,133)	317,947
Deferred revenue and customer advances	2,095,996	3,292,192

Net cash provided by operating activities	2,166,261	1,365,709

Cash flows from investing activities:
Decrease in other assets	34,078	—
Proceeds from sale of investment	—	770,042
Proceeds from sale of property and equipment	8,750	—
Purchases of property and equipment	(128,967)	(346,423)

Net cash (used in) provided by investing activities	(86,139)	423,619

Cash flows from financing activities:
Proceeds from exercise of stock options	113,815	152,695
Purchase of treasury stock	(34,838)	(2,577)
Proceeds from issuance of long-term debt	—	2,500,000
Principal payments on long-term debt	(1,500,000)	—
Principal payments on notes payable	—	(1,000,000)
Payments of contingent consideration	(1,435,548)	(2,250,000)
Principal payments on capital lease obligations	(12,996)	(13,157)

Net cash used in financing activities	(2,869,567)	(613,039)

Net (decrease) increase in cash and cash equivalents	(789,445)	1,176,289
Cash and cash equivalents, beginning of period	3,307,822	1,837,801

Cash and cash equivalents, end of period	$2,518,377	$3,014,090

Supplemental disclosure of cash flow information:
Cash paid for interest	$(724,033)	$(192,009)

Cash paid for income taxes	$(123,587)	$(99,937)

Non-cash activities:
Equipment acquired under capital leases	$21,416	$—

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2013

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

The December 31, 2012 condensed consolidated balance sheet has been derived from audited consolidated financial statements and the accompanying September 30, 2013 unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on April 16, 2013.

In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments consisting of normal recurring adjustments and accruals necessary for the fair presentation of the Company’s financial position as of September 30, 2013, the results of its operations for the three and nine months ended September 30, 2013 and 2012 and the results of its cash flows for the nine months ended September 30, 2013 and 2012, respectively. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2013.

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

As of September 30, 2013 and 2012, the Company only had one issued and outstanding class of stock – common stock. As a result, the basic loss per share for the three and nine months ended September 30, 2013 and 2012 is computed by dividing net loss by the weighted average number of common shares outstanding for the period.

The following table provides a reconciliation of the denominators of the Company’s reported basic and diluted earnings per share computation for the three and nine months ended September 30, 2013 and 2012, respectively:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Weighted number of common shares – basic	12,007,667	11,904,469	11,985,629	11,888,660
Common stock equivalents	—	—	—	—

Weighted number of common shares – diluted	12,007,667	11,904,469	11,985,629	11,888,660

The computed loss per share does not assume conversion, exercise, or contingent exercise of securities that would have an antidilutive effect on loss per share. As the Company was in a net loss position for the three and nine month periods ended September 30, 2013 and 2012, all common stock equivalents in these periods were antidilutive.

The following represents issuable weighted average share information for the respective periods:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Common stock options	25,313	18,785	51,992	21,281
Common stock warrants	311	8,305	828	26,171
Unvested restricted stock	34,929	14,945	38,431	9,065

Total common stock equivalents	60,553	42,035	91,251	56,517

In addition, common stock options, unvested restricted stock and common stock warrants of 480,914, 30,000 and 45,045, respectively, were excluded from the calculation of net loss per share, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during the three months ended September 30, 2013, and common stock options, unvested restricted stock and common stock warrants of 469,463, 25,000 and 45,045, respectively, were excluded from the calculation of net loss per share, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during the nine months ended September 30, 2013.

Common stock options of 711,989 and 676,051, respectively, were excluded from the calculation of net loss per share, as inclusion of such shares would be antidilutive due to exercise prices or value of proceed shares exceeding the average market price of the Company’s common stock during the three and nine months ended September 30, 2012, respectively.

4.	Concentration of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company has no material off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. The Company places its cash with one institution, which management believes is of high credit quality. As of September 30, 2013, all of the Company’s cash is held in an interest bearing account.

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

The following represents revenue and trade accounts receivable from bidders exceeding 10% of the total in each category:

	Revenue for the three months ended September 30,		Revenue for the nine months ended September 30,		Trade Accounts Receivable as of September 30,
Bidder	2013	2012	2013	2012	2013	2012
A	6%	8%	8%	10%	8%	8%
B	13%	12%	12%	12%	14%	13%
C	8%	3%	8%	3%	10%	5%

In addition to its direct relationship with bidders, the Company also has direct contractual relationships with listers for the online procurement of certain of their energy, demand response or environmental needs. These listers are primarily large businesses and government organizations and do not have a direct creditor relationship with the Company. For the three and nine months ended September 30, 2013 and 2012, no lister represented more than 10% individually of the Company’s aggregate revenue, respectively.

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

	September 30, 2013	December 31, 2012
Unbilled accounts receivable	$5,999,795	$5,343,559
Billed accounts receivable	1,383,395	2,074,223

	7,383,190	7,417,782
Allowance for doubtful accounts	(275,179)	(175,179)

Trade accounts receivable, net	$7,108,011	$7,242,603

6.	Inventory

Inventory is maintained in the Company’s Energy efficiency services segment and consists of prepaid expendables and project materials. Prepaid expendables represents consumable components that are used in project installations and are stated at the lower of cost or market, with cost being determined on a first-in, first-out (FIFO) basis. Historical inventory usage and current trends are considered in estimating both excess and obsolete inventory. To date, there have been no write-downs of inventory and therefore no allowance for excess or obsolete inventory was recorded at September 30, 2013 or December 31, 2012, respectively. Project materials represent direct costs incurred on projects-in-process as of each reporting period. Inventory consists of the following:

	September 30, 2013	December 31, 2012
Prepaid expendables	$53,781	$32,419
Project materials	447,625	122,207

Total inventory	$501,406	$154,626

7.	Intangibles, Net

Intangibles, net with finite lives were comprised of the following as of September 30, 2013 and December 31, 2012:

		September 30, 2013			December 31, 2012
	Estimated Useful Life	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Customer contracts	1 - 4 years	$5,276,000	$2,593,000	$2,683,000	$5,276,000	$1,322,000	$3,954,000
Customer relationships	7 - 10 years	13,792,000	4,458,000	9,334,000	13,792,000	3,398,000	10,394,000
Non-compete agreements	5 years	2,585,000	833,000	1,752,000	2,585,000	445,000	2,140,000
Trade names	4 years	1,090,000	426,000	664,000	1,090,000	221,000	869,000

Total		$22,743,000	$8,310,000	$14,433,000	$22,743,000	$5,386,000	$17,357,000

The Company also recorded acquisition related intangible assets with indefinite lives in the amount of approximately $1.7 million pertaining to customer relationships, which is not reflected in the above table.

Amortization expense was approximately $2.9 million and $2.1 million for the nine months ended September 30, 2013 and 2012, respectively. In addition, approximately $2.4 million of fully amortized intangible assets were removed from the 2013 and 2012 presentations. The approximate future amortization expense of intangible assets is as follows as of September 30, 2013:

Amount
Remainder of 2013	$975,000
2014	3,369,000
2015	2,801,000
2016	2,416,000
2017	1,272,000
2018 and thereafter	3,600,000

Total future amortization expense	$14,433,000

8.	Deferred Revenue and Customer Advances

Deferred revenue and customer advances are primarily related to the Company’s mid-market product line where energy suppliers pay all or a portion of the total commission due from the completed procurements before the Company has met all of the necessary criteria to recognize revenue. As a result, cash received from commission payments are deferred until actual usage data is received or contract end. Deferred revenue and customer advances expected to be recognized as revenue by year are approximately as follows as of September 30, 2013:

Amount
Remainder of 2013	$515,000
2014	3,087,000
2015	2,074,000
2016	1,299,000
2017	265,000
2018 and thereafter	165,000

Total deferred revenue and customer advances	$7,405,000

The following table provides a rollforward of deferred revenue and customer advances:

Amount
Balance at January 1, 2013	$5,309,000
Cash received	3,623,000
Revenue recognized	(1,527,000)

Balance at September 30, 2013	$7,405,000

9.	Segment Reporting

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

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Consolidated revenue from external customers:
Energy procurement	$7,295,276	$5,626,444	$21,673,273	$17,480,645
Energy efficiency services	1,443,281	1,979,410	3,658,423	4,103,815

Consolidated total revenue	$8,738,557	$7,605,854	$25,331,696	$21,584,460

Consolidated loss before income taxes:
Energy procurement	$(332,233)	$(443,278)	$(2,131,734)	$(1,775,952)
Energy efficiency services	(117,510)	(79,377)	(666,439)	(396,789)

Consolidated loss before income taxes	$(449,743)	$(522,655)	$(2,798,173)	$(2,172,741)

Energy Procurement:
Amortization	$943,977	$587,772	$2,831,927	$1,978,902

Depreciation	$50,482	$49,626	$148,309	$140,678

Interest expense, net	$253,822	$61,432	$733,956	$174,344

Energy Efficiency Services:
Amortization	$39,289	$39,289	$117,868	$127,971

Depreciation	$5,891	$5,817	$18,803	$17,835

Interest expense, net	$—	$25,485	$—	$100,280

	September 30, 2013	December 31, 2012
Consolidated total assets:
Energy procurement	$45,566,740	$48,839,503
Energy efficiency services	5,717,629	6,291,159

Consolidated total assets	$51,284,369	$55,130,662

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

Assets and liabilities of the Company measured at fair values on a recurring basis as of September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30, 2013	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$2,518,377	$2,518,377	$—	$—

Total Assets	$2,518,377	$2,518,377	$—	$—

Liabilities
Contingent consideration	$2,868,734	$—	$—	$2,868,734
Debt discount	(99,682)	—	(99,682)	—

Total Liabilities	$2,769,052	$—	$(99,682)	$2,868,734

	December 31, 2012	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$3,307,822	$3,307,822	$—	$—

Total Assets	$3,307,822	$3,307,822	$—	$—

Liabilities
Contingent consideration	$4,759,257	$—	$—	$4,759,257
Debt discount	(129,587)	—	(129,587)	—

Total Liabilities	$4,629,670	$—	$(129,587)	$4,759,257

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

September 30, 2013
Outstanding balance at January 1, 2013	$4,759,257
Payments	(1,435,548)
Change in fair value included in earnings	(478,099)
Accrued interest	23,124

Outstanding balance at September 30, 2013	$2,868,734

The change in fair value reflects the Company’s updated probability related to the Northeast Energy Partners, LLC (“NEP”) earn-out. See Note 13 for additional details. The carrying amounts and fair values of the Company’s debt obligations are as follows:

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, net of debt discount	$4,900,318	$4,900,318	$6,370,413	$6,370,413
Debt discount	99,682	99,682	129,587	129,587
Subordinated notes payable	4,000,000	4,000,000	4,000,000	4,000,000
Related party subordinated notes payable	2,000,000	2,000,000	2,000,000	2,000,000

Total debt obligations	$11,000,000	$11,000,000	$12,500,000	$12,500,000

The carrying amount for fixed rate long-term debt and variable rate long-term debt approximate fair value because the underlying instruments are primarily at current market rates available to the Company for similar borrowings. The interest rate on the Silicon Valley Bank (“SVB”) debt is tied to the prime rate and will fluctuate with changes in that rate. Related party notes payable are classified as short-term on the Company’s accompanying condensed consolidated balance sheets.

11.	Credit Arrangements

Credit Facility

The Company has a $9.0 million credit facility with SVB consisting of a $6.5 million term note and a $2.5 million line-of-credit. Under the Fifth Loan Modification and Waiver Agreement with SVB, entered into by the Company on May 13, 2013, the $6.5 million term loan is for 42 months and bears interest at prime rate (currently 3.25%) plus 4.5%. This interest rate can be adjusted downward based on certain EBITDA and leverage ratios. The term loan was interest only for the first three months followed by 39 equal principal payments which commenced on January 1, 2013. The outstanding balance of the term loan is $5.0 million, of which $2.0 million is classified as a current liability at September 30, 2013.

The $2.5 million line-of-credit matures on March 14, 2014 and no borrowings have been made under the line-of-credit to date. Advances under the line-of-credit are subject to availability against certain eligible accounts receivable and eligible retail backlog. The credit facility bears interest at a floating rate per annum based on the prime rate plus 1.25% on advances made against eligible accounts receivable and prime rate plus 2.00% on advances made against eligible retail backlog. These interest rates are subject to change based on the Company’s maintenance of an adjusted quick ratio of one-to-one. The facility contains minimum cash and availability and minimum fixed charge coverage ratio covenants and financial reporting requirements. The Company was in compliance with its covenants as of September 30, 2013.

Subordinated Notes

On October 3, 2012, the Company entered into a Note Purchase Agreement with Massachusetts Capital Resource Company (“MCRC”), in which the Company entered into an 8-year, $4 million Subordinated Note due 2020 with MCRC (the “MCRC Note”). The MCRC Note bears interest at 10.5% and is interest only for the first four years followed by 48 equal principal payments commencing October 31, 2016. The Company must pay a premium of 3% if it prepays the MCRC Note before October 1, 2014, and a 1% premium if it prepays the MCRC Note before October 1, 2015. The MCRC Note is subordinated to the Company’s credit facility with SVB and contains a consolidated net earnings available for interest charges to interest charges covenant, as adjusted, of not less than one-to-one and financial reporting requirements that the Company was in compliance with as of September 30, 2013.

12.	Commitments and Contingencies

Litigation

Three former employees/consultants of GSE Consulting, LP (“GSE”) have filed three separate complaints in Texas County Court alleging, among other things, claims related to breach of contract, quantum meruit, promissory estoppel, and tortious interference. Each plaintiff claims that GSE and/or the Company failed to pay commissions due for services that they provided prior to the date of the Company’s purchase of certain GSE assets, based on their respective employment or independent contractor agreements with GSE. Each plaintiff has also asserted claims for recovery of their attorneys’ fees. The Company denies the allegations and has filed counterclaims for damages, asserting claims for conversion, unjust enrichment, misappropriation of confidential information, and violation of the Texas Theft Liability Act against each of the plaintiffs. The Company has also filed a counterclaim against one of the plaintiffs for her breach of a non-competition and non-solicitation agreement, based on her working for a competitor of the Company’s during her 1-year restrictive period and her improper solicitation of former GSE customers on behalf of the competitor. The Company also filed cross claims against GSE for indemnification under the Asset Purchase Agreement in each of the three cases. Discovery is proceeding in each matter and the court has assigned respective trial dates in January and February 2014.

The Company has estimated the potential commissions due to these former employees to be approximately $400,000. The Company intends to defend these actions vigorously and is currently unable to estimate a range of payments, if any, it may be required to pay, with respect to these claims. However, the Company believes that the resolution of these matters will not result in a material effect to its condensed consolidated financial statements. However, due to uncertainties that accompany litigation of this nature, there could be no assurance that the Company will be successful, and the resolution of the lawsuits could have a material effect on its condensed consolidated financial statements.

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

The acquisition-date fair value of the consideration transferred totaled approximately $12.1 million. As part of the total consideration, NEP can earn up to $3,180,000 in contingent consideration if certain performance criteria are met post-acquisition. This potential contingent consideration consists of $2.5 million in cash and 153,153 shares of common stock and is due on December 31, 2013. The fair value of the contingent consideration was based on the weighted probability of achievement of certain revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) levels for the 12-months ending September 30, 2013. The Company valued this contingent payment at $2.2 million at acquisition, which has been recorded within current liabilities as accrued contingent consideration. In initially measuring the fair value of the contingent consideration, the Company assigned probabilities to these performance criteria, based among other things on the nature of the performance criteria and the Company’s due diligence performed at the time of the acquisition. Based on financial results through September 30, 2013, the Company reduced the accrued contingent consideration by $0.4 million to $1.8 million. The $0.4 million reduction in this liability has been recorded as a reduction in general and administrative expense for the nine months ended September 30, 2013.

The NEP acquisition operating results have been included within the Company’s Energy procurement services segment since the date of acquisition and, therefore, discrete operating results are not maintained for its operations. The following unaudited pro forma information assumes that the acquisitions of NEP had been completed as of the beginning of 2012:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Revenues	$8,905,511	$25,589,150
Net loss	$(583,178)	$(2,744,736)
Net loss per share:
Basic and diluted	$(0.05)	$(0.23)
Weighted average shares outstanding – basic and diluted	11,904,469	11,888,660

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

On October 3, 2012, we acquired substantially all of the assets and assumed certain obligations of Northeast Energy Partners, LLC (“NEP”) pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) between us, NEP, and its members. NEP was a Connecticut based energy management and procurement company. The purchase price was approximately $7.9 million in cash and a $2.0 million Promissory Note with NEP (the “NEP Note”). The NEP Note bears interest at 4% with $1.5 million of principal plus interest due on October 1, 2013 and the remaining $500,000 of principal plus interest due April 1, 2014. NEP may also earn up to an additional $2.5 million in cash and 153,153 in shares based on achieving certain 12-month revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets, as defined. The NEP Note is unsecured and subordinated to financing with Silicon Valley Bank (“SVB”). We financed this acquisition through the use of long-term debt. We borrowed $4.0 million in the form of a 42-month term loan from SVB, bringing our total borrowing under our term loan with them to $6.5 million, and $4.0 million in the form of an 8-year subordinated note from Massachusetts Capital Resource Company (“MCRC”). On October 1, 2013, we made the $1.5 million principal and interest payment against the NEP Note. In addition, based on NEP’s financial performance against the earn-out through September 30, 2013, we estimate that NEP will achieve the second level of the earn-out, which would equate to a $1.25 million cash payment and issuance of 76,577 shares by December 31, 2013. This calculation is subject to review and has not been finalized. As a result, we have decreased accrued contingent consideration by $0.4 million to $1.8 million at September 30, 2013.

Our business model is heavily dependent on our people. We have significantly grown our employee base from 20 at the time of our initial public offering in November 2006 to 125 at September 30, 2013. This planned investment in staffing has been, and will continue to be, a key component of our strategic initiatives and revenue growth. While these infrastructure investments result in increased operating costs in the short–term, once they commence to generate incremental revenue the operating leverage within our business model results in positive cash flow and profitability although there can be no assurances of this. To date we have funded our acquisitions and strategic investments primarily with cash on-hand, notes payable, cash from operations and, most recently, long-term notes payable. We have also deferred portions of the purchase prices through the use of earn-outs that are tied to the ongoing performance of the acquired entity. Through the utilization of seller notes and earn-outs, we have been able to finance a portion of the cost of the acquisitions over time with the targets’ ongoing cash flow. These acquisition activities will increase our operating costs both in the short and long-term and may require us to borrow against our current credit facility and/or raise funds through additional capital raises.

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

Cost of revenue

Cost of revenue consists primarily of:

•	salaries, bonus and commissions, employee benefits and share-based compensation associated with our auction management and efficiency services, which are directly related to the development and production of the online auction and maintenance of market-related data on our auction platform and monthly management fees (our supply desk function);

•	project costs including direct labor equipment and materials directly associated with efficiency projects; and

•	rent, depreciation and other related overhead and facility-related costs.

Sales and marketing

Sales and marketing expenses consist primarily of:

•	salaries, bonus and commissions, employee benefits and share-based compensation related to sales and marketing personnel;

•	third party commission expenses to our channel partners;

•	travel and related expenses;

•	amortization related to customer relationships and contracts;

•	rent, depreciation and other related overhead and facility-related costs; and

•	general marketing costs such as trade shows, marketing materials and outsourced services.

General and administrative

General and administrative expenses consist primarily of:

•	salaries, bonus and commissions, employee benefits and share-based compensation related to general and administrative personnel;

•	accounting, legal, investor relations, information technology, insurance and other professional fees; and

•	rent, depreciation and other related overhead and facility-related costs.

Interest expense, net

Interest expense, net consists primarily of:

•	interest income earned on cash held in the bank; and

•	interest expense related to bank term loans, note payable and contingent consideration.

Income tax expense

Income tax expense reflects the utilization of our deferred tax assets, mainly net operating loss carryforwards, against projected annualized taxable income, federal alternative minimum tax liability and state income taxes.

Results of Operations

The following table sets forth certain items as a percent of revenue for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	100%	100%	100%	100%
Cost of revenue	26	35	26	31

Gross profit	74	65	74	69
Operating expenses:
Sales and marketing	56	48	58	52
General and administrative	20	23	24	26

Operating loss	(2)	(6)	(8)	(9)
Interest expense, net	(3)	(1)	(3)	(1)
Other income	—	—	—	—
Income tax expense	(2)	—	(2)	—

Net loss	(7)%	(7)%	(13)%	(10)%

Comparison of the Three Months Ended September 30, 2013 and 2012

Revenue

	For the Three Months Ended September 30,
	2013	2012	Increase (Decrease)
Energy procurement	$7,295,276	$5,626,444	$1,668,832	30%
Energy efficiency services	1,443,281	1,979,410	(536,129)	(27)

Total revenue	$8,738,557	$7,605,854	$1,132,703	15%

Revenue increased 15% for the three months ended September 30, 2013 as compared to the same period in 2012 as our Energy procurement segment revenue grew 30%, which was partially offset by a 27% decrease in our Energy efficiency segment. Our Energy procurement segment revenue increased due to the acquisition of NEP and increased transaction activity from new customers in our retail product line. Revenue from our Energy efficiency services segment decreased 27% as we completed fewer projects under our NSTAR utility program in 2013 compared to the third quarter of 2012.

Cost of revenue

	For the Three Months Ended September 30,
	2013		2012
	$	% of Revenue	$	% of Revenue	Increase (Decrease)
Energy procurement	$1,141,432	16%	$1,088,393	19%	$53,039	5%
Energy efficiency services	1,102,443	76	1,544,520	78	(442,077)	(29)

Total cost of revenue	$2,243,875	26%	$2,632,913	35%	$(389,038)	(15)%

Cost of revenue decreased 15% for the three months ended September 30, 2013 as compared to the same period in 2012 due to a decrease in equipment, material and labor costs associated with projects completed by our Energy efficiency services segment. Cost of revenue from our Energy procurement segment increased 5% due to increased payroll costs associated with our NEP acquisition. Cost of revenue associated with our Energy procurement segment as a percent of revenue decreased by 3% due to the 30% increase in revenue which was only partially offset by the cost increases. Cost of revenue associated with our Energy efficiency services segment decreased by 29% due to the 27% revenue decrease which was partially offset by our continued investment in our Energy efficiency team. Cost of revenue associated with our Energy efficiency services segment as a percent of revenue improved 2% as improved project contribution margins outweighed the added payroll cost.

Operating expenses

	For the Three Months Ended September 30,
	2013		2012
	$	% of Revenue	$	% of Revenue	Increase
Sales and marketing	$4,875,985	56%	$3,638,961	48%	$1,237,024	34%
General and administrative	1,817,996	20	1,769,718	23	48,278	3

Total operating expenses	$6,693,981	76%	$5,408,679	71%	$1,285,302	24%

Sales and marketing expenses increased 34% for the three months ended September 30, 2013 as compared to the same period in 2012 primarily due to increases in payroll, internal and third-party commissions and amortization of intangible assets. Payroll and internal commissions increased due to an increase of ten sales and marketing employees versus the same period in 2012 primarily due to new hires in our mid-market product line primarily from our acquisition of NEP. Internal commissions increased due to a change in commission policy for our mid-market group implemented in the second quarter of 2013. Under the revised policy, we continue to pay commissions based on cash received from mid-market transactions that are deferred for revenue purposes. In addition, our mid-market sales reps are entitled to certain bookings and quota bonuses to offset the impact of a change in our policy to only accept monthly payment terms for all mid-market transactions. Third-party commissions increased 33% due to the 35% increase in channel partners compared to the prior period. Amortization expense related to intangible assets increased in 2013 due to our 2012 acquisition of NEP. Sales and marketing expense as a percentage of revenue increased by 8% as the increase in costs described above were only partially offset by the 15% increase in revenue.

The 3% increase in general and administrative expenses for the three months ended September 30, 2013 as compared to the same period in 2012 was primarily due to increases in payroll, occupancy and amortization expense. The increases in occupancy and amortization costs were primarily due to our 2012 acquisition of NEP. The increase in payroll was primarily due to back office additions we made to support our recent acquisitions. These increases were partially offset by a decrease to contingent consideration. The 3% decrease in general and administrative expenses as a percent of revenue was due to the 15% increase in revenue that was only partially offset by the above noted cost increases.

Interest expense, net and other income

Interest expense, net was approximately $254,000 for the three months ended September 30, 2013 compared to interest expense, net of approximately $87,000 for the three months ended September 30, 2012. The increase in interest expense, net in 2013 was primarily due to interest charged on our long-term debt.

Income tax expense

We recorded income tax expense of approximately $143,000 for the three months ended September 30, 2013 compared to income tax expense of approximately $23,000 for the three months ended September 30, 2012. In the third quarter of 2013 income tax expense reflects a deferred tax provision, federal alternative minimum tax liability and state income taxes. In 2012 income tax expense reflected a federal alternative minimum tax liability and state income taxes.

Net loss

We reported a net loss of approximately $0.6 million for the three months ended September 30, 2013 compared to $0.5 million for the three months ended September 30, 2012, as the $1.3 million increase in operating expenses and $0.3 million increase in interest and income tax expense in 2013 were substantially offset by the $1.5 million increase in revenue and gross margin improvement.

Comparison of the Nine Months Ended September 30, 2013 and 2012

Revenue

	For the Nine Months Ended September 30,
	2013	2012	Increase (Decrease)
Energy procurement	$21,673,273	$17,480,645	$4,192,628	24%
Energy efficiency services	3,658,423	4,103,815	(445,392)	(11)

Total revenue	$25,331,696	$21,584,460	$3,747,236	17%

Revenue increased 17% for the nine months ended September 30, 2013 as compared to the same period in 2012 due to a 24% increase in our Energy procurement segment, partially offset by an 11% decrease in revenue from our Energy efficiency services segment. Our Energy procurement segment revenue increased due to the acquisition of NEP and increased transaction activity due to new customers in our retail product line. These increases were partially offset by a decrease of in-period revenue from gas and wholesale transaction activity due to the timing of certain transactions in 2013 compared to 2012. Revenue from our Energy efficiency services segment decreased by 11% as compared to the prior year as we completed fewer projects within our NSTAR utility efficiency program in the third quarter of 2013 compared to 2012.

Cost of revenue

	For the Nine Months Ended September 30,
	2013		2012
	$	% of Revenue	$	% of Revenue	Increase (Decrease)
Energy procurement	$3,639,116	17%	$3,518,073	20%	$121,043	3%
Energy efficiency services	2,982,365	82	3,096,738	75	(114,373)	(4)

Total cost of revenue	$6,621,481	26%	$6,614,811	31%	$6,670	—%

Cost of revenue was relatively unchanged for the nine months ended September 30, 2013 as compared to the same period in 2012 as costs associated with the acquisition of NEP were offset by decreases in equipment, material and labor costs associated with projects completed by our Energy efficiency services segment. Cost of revenue for our Energy procurement segment increased 3% as the increased payroll costs associated with NEP and our retail product group were partially offset by a decrease in amortization expense. Cost of revenue associated with our Energy procurement segment as a percent of revenue decreased by 3% due to the 24% increase in revenue which was only partially offset by the cost increases. Cost of revenue associated with our Energy efficiency services segment decreased 4% primarily due to a decrease in project material costs associated with the 11% decrease in revenue that were substantially offset by increased payroll costs due to the continued investment in our project management team. Cost of revenue associated with our Energy efficiency services segment as a percent of revenue increased by 7% due to the increased payroll costs and the impact of a low contribution margin on a large municipal project completed during the second quarter.

Operating expenses

	For the Nine Months Ended September 30,
	2013		2012
	$	% of Revenue	$	% of Revenue	Increase
Sales and marketing	$14,744,413	58%	$11,171,915	52%	$3,572,498	32%
General and administrative	6,046,690	24	5,748,957	26	297,733	5

Total operating expenses	$20,791,103	82%	$16,920,872	78%	$3,870,231	23%

Sales and marketing expenses increased 32% for the nine months ended September 30, 2013 as compared to the same period in 2012 primarily due to increases in payroll, internal and third party commissions and amortization of intangible assets. Payroll and internal commissions increased due to an increase of ten sales and marketing employees versus the same period in 2012 due to new hires in our mid-market product line primarily from our acquisition of NEP and hires in our Energy efficiency services segment. Third-party commissions increased 28% due to the 35% increase in channel partners compared to the prior period. Amortization expense related to intangible assets increased in 2013 due to our 2012 acquisition of NEP. Sales and marketing expense as a percentage of revenue increased 6% due to the increase in costs and the change in our mid-market commission plan both described above, which were partially offset by the 17% increase in revenue.

The 5% increase in general and administrative expenses for the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily due to increases in payroll, legal, occupancy and amortization expense. These increased costs were primarily due to additions in our back office operations to support our growth, costs associated with the GSE litigation and our 2012 acquisition of NEP and were partially offset by a decrease to contingent consideration. General and administrative expenses as a percent of revenue decreased 2% as the 17% increase in revenue offset the above noted cost increases.

Interest expense, net and other income

Interest expense, net was approximately $734,000 for the nine months ended September 30, 2013 compared to interest expense, net of approximately $275,000 for the nine months ended September 30, 2012. The increase in interest expense, net in 2013 was primarily due to interest charged on our long-term debt. Other income in the first quarter of 2012 primarily consisted of $53,000 that was recognized from the sale of our investment in Retroficiency.

Income tax expense

We recorded income tax expense of approximately $405,000 for the nine months ended September 30, 2013 compared to income tax expense of $73,000 for the nine months ended September 30, 2012. In the first nine months of 2013 income tax expense reflects a deferred tax provision, federal alternative minimum tax liability and state income taxes. In 2012 income tax expense reflected a federal alternative minimum tax liability and state income taxes.

Net loss

Net loss increased approximately $1.0 million for the nine months ended September 30, 2013 compared to the same period in 2012, primarily due to the $3.9 million increase in operating expenses, $0.5 million increase in interest expense and the $0.3 million increase in income taxes, which were partially offset by the 17% increase in revenue and the gross margin improvement.

Liquidity and Capital Resources

At September 30, 2013 we had no commitments for material capital expenditures. We have identified and executed against a number of strategic initiatives that we believe are key components of our future growth, including: making strategic acquisitions; entering into other energy-related markets including wholesale transactions with utilities, energy efficiency, and demand response; expanding our community of listers, bidders and channel partners on our exchanges; strengthening and extending our long-term relationships with government agencies; and growing our direct and inside sales force. As of September 30, 2013 our workforce numbered 125, a decrease of one employee from the number that we employed at December 31, 2012. At September 30, 2013, we had 59 professionals in our sales and marketing and account management groups, 43 in our supply desk group and 23 in our general and administrative group.

We paid $10.4 million to acquire three businesses in 2011 through the use of cash on hand, cash flow from ongoing operations as well cash flow generated by the acquisitions. In addition, we have paid $6.7 million in seller notes and earn-outs bringing the total cash paid for the 2011 acquisitions to $17.1 million. In early 2012 we expanded our credit facility with SVB to include a 4-year, $2.5 million term loan. We borrowed an additional $10.0 million to acquire NEP in October 2012 which included: increasing our term loan with SVB by $4.0 million to $6.5 million, borrowing $4.0 million in subordinated long-term debt from MCRC, and entering into a $2.0 million seller note with NEP. In addition, NEP may also earn an additional $2.5 million in cash and 153,153 shares in the form of earn-outs if certain operating performance criteria are met post-acquisition. The $2.0 million seller note related to the NEP acquisition is due in two tranches: $1.5 million on October 1, 2013 and $0.5 million on April 1, 2014. The first installment was made on October 1, 2013. While the expansion/addition of these debt instruments significantly increased our commitments, we believe we have the resources to meet both our short- and long-term obligations under these arrangements based on cash on-hand, operating cash flows from our base business and cash expected to be generated from all of our acquired businesses. During the first nine months of 2013 we generated cash flow from operations of $2.2 million and ended the quarter with $2.5 million in cash and cash equivalents. We estimate that NEP will achieve the second level of the earn-out, which will equate to a $1.25 million cash payment, but is subject to final determination.

Comparison of September 30, 2013 to December 31, 2012

	September 30, 2013	December 31, 2012	Increase (Decrease)
Cash and cash equivalents	$2,518,377	$3,307,822	$(789,445)	(24)%
Trade accounts receivable, net	7,108,011	7,242,603	(134,592)	(2)
Days sales outstanding	75	65	10	15
Deferred revenue and customer advances	7,405,008	5,309,012	2,095,996	39
Working capital (deficit)	(4,180,452)	(2,464,718)	(1,715,734)	(70)
Stockholders’ equity	24,021,000	26,710,127	(2,689,127)	(10)

Cash and cash equivalents decreased 24% primarily due to approximately $1.4 million of payments of contingent consideration and $1.5 million of principal payments on the SVB term note. These decreases were partially offset by cash flows from operations of approximately $2.2 million. Trade accounts receivable decreased $0.1 million as compared to the fourth quarter of 2012 due to a $1.5 million, or 14%, decrease in revenue in the third quarter of 2013 versus the fourth quarter of 2012. This decrease was partially offset by an increase in days sales outstanding. Days sales outstanding (representing accounts receivable outstanding at September 30, 2013 divided by the average sales per day during the current quarter, as adjusted) increased 15% due to the timing of in-period revenue recognized within the third quarter of 2013 as compared to the fourth quarter of 2012. Revenue from bidders representing 10% or more of our revenue decreased to 12% from one bidder during the nine months ended September 30, 2013, from 22% from two bidders during the same period in 2012.

Deferred revenue and customer advances increased 39% due primarily to upfront commission payments related to our mid-market product line being deferred to future periods for revenue recognition purposes. The working capital balance at September 30, 2013 (consisting of current assets less current liabilities) decreased $1.7 million from December 31, 2012 primarily due to the reclassifications of $1.5 million of long-term debt, $1.0 million of accrued contingent consideration and $0.5 million of related party subordinated notes payable from non-current to current. These decreases were partially offset by a $1.5 million increase in cash and cash equivalents generated by adjusted EBITDA for the nine months ended September 30, 2013. Stockholders’ equity decreased 10% for the nine months ended September 30, 2013 due to a $3.2 million net loss, partially offset by share-based compensation and proceeds from the exercise of stock options.

Cash Flow Analysis

Cash provided by operating activities for the nine months ended September 30, 2013 was approximately $2.2 million compared to cash provided by operating activities for the nine months ended September 30, 2012 of approximately $1.4 million. Cash flow from operations in 2013 was primarily due to a $2.1 million increase in deferred revenue and customer advances partially offset by a $1.2 million decrease in accrued expenses, contingent consideration and other current liabilities. Cash used in investing and financing activities for the nine months ended September 30, 2013 was approximately $3.0 million primarily due to the payment of $1.4 million of contingent consideration and $1.5 million of principal payments on our SVB term loan. Cash used in investing and financing activities for the nine months ended September 30, 2012 was approximately $0.2 million primarily due to cash received from the sale of our Retroficiency investment and proceeds from our term loan with SVB, offset by the payment of $2.3 million of contingent consideration related to our 2011 acquisitions, $1.0 million paid against seller notes and $0.3 million of fixed asset additions related to our office moves.

EBITDA

EBITDA, representing net loss before interest, income taxes, depreciation and amortization was $0.8 million and $1.1 million for the three and nine months ended September 30, 2013, respectively, an increase from approximately $0.6 million and $0.8 million for the same periods in the prior year. Adjusted EBITDA, representing EBITDA before share-based compensation, was $1.0 million and $1.5 million for the three and nine months ended September 30, 2013, respectively, representing increases of $0.6 million and $0.8 million compared to the same periods in the prior year. Please refer to the section below discussing non-GAAP financial measures for a reconciliation of non-GAAP measures to the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
GAAP net loss	$(592,298)	$(545,155)	$(3,203,338)	$(2,245,241)
Add: Interest expense, net	253,822	86,917	733,956	274,624
Add: Income taxes	142,555	22,500	405,165	72,500
Add: Amortization of intangibles	974,759	618,228	2,924,275	2,076,369
Add: Amortization of other assets	8,507	8,833	25,520	30,504
Add: Depreciation	56,373	55,443	167,112	158,513

Non-GAAP EBITDA	$843,718	$246,766	$1,052,690	$367,269

Non-GAAP EBITDA per share	$0.07	$0.02	$0.09	$0.03

Add: Share-based compensation	142,925	120,175	435,234	319,619

Non-GAAP adjusted EBITDA	$986,643	$366,941	$1,487,924	$686,888

Non-GAAP adjusted EBITDA per share	$0.08	$0.03	$0.12	$0.06

Weighted average diluted shares	12,068,220	11,946,504	12,076,880	11,945,177

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

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2013.

Internal Control Over Financial Reporting

On October 3, 2012, we acquired substantially all of the assets and certain obligations of NEP. While our financial statements for the three and nine months ended September 30, 2013 included the results of NEP from the acquisition date through September 30, 2013, as permitted by the rules and regulations of the SEC, our management’s assessment of our internal control over financial reporting did not include an evaluation of NEP’s internal control over financial reporting. Further, our management’s conclusion regarding the effectiveness of our internal control over financial reporting as of September 30, 2013 and December 31, 2012 does not extend to NEP’s internal control over financial reporting. We continue to integrate policies, processes, technology and operations for the combined companies and will continue to evaluate our internal control over financial reporting as we develop and execute our integration plans.

Based on its evaluation, our management concluded that, as of September 30, 2013, our internal control over financial reporting was not effective based on the COSO criteria and that we had a material weakness. A “material weakness” is defined as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

In particular, our remediation plan is being designed to ensure that the recording of revenue recognition for certain commission payments is appropriate. We have made significant progress in addressing this issue and continue to implement processes and procedures strengthening our organizational structure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Three former employees/consultants of GSE Consulting, LP (“GSE”) have filed three separate complaints in Texas County Court alleging, among other things, claims related to breach of contract, quantum meruit, promissory estoppel, and tortious interference. Each plaintiff claims that GSE and/or we failed to pay commissions due for services that they provided prior to the date of our purchase of certain GSE assets, based on their respective employment or independent contractor agreements with GSE. Each plaintiff has also asserted claims for recovery of their attorneys’ fees. We deny the allegations and have filed counterclaims for damages, asserting claims for conversion, unjust enrichment, misappropriation of confidential information, and violation of the Texas Theft Liability Act against each of the plaintiffs. We have also filed a counterclaim against one of the plaintiffs for her breach of a non-competition and non-solicitation agreement, based on her working for a competitor of ours during her 1-year restrictive period and her improper solicitation of former GSE customers on behalf of the competitor. We also filed cross claims against GSE for indemnification under the Asset Purchase Agreement in each of the three cases. Discovery is proceeding in each matter and the court has assigned respective trial dates in January and February 2014.

We have estimated the potential commissions due to these former employees to be approximately $400,000. We intend to defend these actions vigorously and are currently unable to estimate a range of payments, if any, it may be required to pay, with respect to these claims. However, we believe that the resolution of these matters will not result in a material effect to our consolidated financial statements. However, due to uncertainties that accompany litigation of this nature, there could be no assurance that we will be successful, and the resolution of the lawsuits could have a material effect on our consolidated financial statements.

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

During the quarter ended September 30, 2013, we did not sell any unregistered equity securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In connection with the vesting of restricted stock granted to employees, we withheld certain shares with value equivalent to employees’ minimum statutory obligations for the applicable income and other employment taxes.

A summary of the shares withheld to satisfy employee tax withholding obligations for the three months ended September 30, 2013 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans Or Programs
7/01/13 – 7/31/13	37	$3.64	—	—
8/01/13 – 8/31/13	—	—	—	—
9/01/13 – 9/30/13	39	3.29	—	—

Total	76	$3.46	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures (not applicable)

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from World Energy Solutions, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2013, formatted in Extensible Business Reporting Language: (i) the condensed consolidated balance sheets; (ii) the condensed consolidated statements of operations; (iii) the condensed consolidated statements of cash flows; and (iv) notes to the condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Energy Solutions, Inc.

Dated: November 8, 2013	By:	/s/ Philip Adams
Philip Adams
Chief Executive Officer

Dated: November 8, 2013	By:	/s/ James Parslow
James Parslow
Chief Financial Officer