Form 10-K
period 2013-12-31
World Energy Solutions, Inc.
filed 2014-03-31
CIK 1371781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013 or
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

The aggregate market value of the common stock held by non-affiliates of the registrant based on the last sale price of such stock as reported by the NASDAQ Capital Market on June 28, 2013 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $39,670,805.

As of March 24, 2014, the registrant had 12,372,938 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III will incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2014 Annual Meeting of Stockholders.

World Energy Solutions, Inc.

Form 10-K

For the Year Ended December 31, 2013

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

In April 2010, we filed an S-3 registration statement with the Securities and Exchange Commission, or SEC, using a “shelf” registration, or continuous offering, process. Under this shelf registration process, we may, from time to time, issue and sell any combination of preferred stock, common stock or warrants, either separately or in units, in one or more offerings with a maximum aggregate offering price of $20 million, including the U.S. dollar equivalent if the public offering of any such securities is denominated in one or more foreign currencies, foreign currency units or composite currencies. In April 2011 we issued 1.5 million shares of common stock utilizing this shelf registration to several accredited institutional investors at $3.60 per share, yielding net proceeds of approximately $5.3 million.

The net proceeds raised to date were applied in the third and fourth quarters of 2011 to make three acquisitions. We purchased a book of energy contracts from Co-eXprise, Inc. (“Co-eXprise”), expanding our customer base in the auction market, particularly in the government space. We acquired the assets and certain liabilities of Northeast Energy Solutions, LLC (“NES”), a small efficiency shop based in Connecticut. Finally we acquired the assets and certain liabilities of GSE Consulting, LP (“GSE”), a mid-market broker principally serving the Texas market. These acquisitions strengthen our leadership position in energy auctions, supplement our expansion efforts into the efficiency space, and provide us with a strong base in the growing small- and medium-sized customer marketplaces of the energy brokerage industry. In the fourth quarter of 2012, we purchased the assets of Northeast Energy Partners, LLC (“NEP”), a mid-market broker in Connecticut with over 2,000 customers. These customers, situated primarily in Connecticut and Massachusetts, are an ideal target for our energy efficiency services.

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

The federal government regulates the electricity wholesale and transmission business through the Federal Energy Regulatory Commission, or FERC, which draws its jurisdiction from the Federal Power Act, and from other legislation such as the Public Utility Regulatory Policies Act of 1978, the Energy Policy Act of 1992, and the Energy Policy Act of 2005, or EPA 2005. FERC has comprehensive and plenary jurisdiction over the rates and terms for sales of power at wholesale, and over the organization, governance and financing of the companies engaged in such sales. States regulate the sale of electricity at the retail level within their respective jurisdictions, in accordance with individual state laws which can vary widely in material respects. Restructuring of the retail electricity industry in the U.S. began in the mid-1990s, when certain state legislatures restructured their electricity markets to create competitive markets that enable energy consumers to purchase electricity from competitive energy suppliers.

Prior to the restructuring of the retail electricity industry, the electricity market structure in the U.S. consisted of vertically integrated utilities which had a near monopoly over the generation, transmission and distribution of electricity to retail energy consumers. In states that have embraced electricity restructuring, the generation component (i.e., the source of the electricity) has become more competitive while the energy delivery functions of transmission and distribution remain as monopoly services provided by the incumbent local utility and subject to comprehensive rate regulation. In other words, in these states, certain retail energy consumers (specifically, those served by investor-owned utilities and not by municipal power companies or rural power cooperatives) can choose their electricity supplier but must still rely upon their local utility to deliver that electricity to their home or place of business.

The structure and, ultimately, the success level of industry restructuring has been determined on a state by state basis. There have been three general models for electricity industry restructuring: (i) delayed competition, (ii) phased-in competition, and (iii) full competition. The delayed competition model consists of the state passing legislation authorizing competitive retail electricity markets (i.e., customer choice of electric energy supplier); however, no action is taken by the state regulatory authority charged with utility industry oversight within such state to change the incumbent utility rates for electric energy to encourage competition. The phased-in competition model consists of the state passing legislation authorizing competitive retail electricity markets together with a gradual change of the incumbent utility’s retail electric rates to encourage the competitive supply of electricity over time. The full competition model consists of the state passing legislation authorizing competitive retail electricity markets together with an immediate change to the incumbent local utilities’ retail electric rates that results in the whole commercial, industrial and government, or CIG, electricity market in such state being competitive immediately.

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

Retail Natural Gas

The natural gas industry in the U.S. is governed by both federal and state laws and regulations, with the federal government having jurisdiction over the transmission of natural gas in interstate commerce, and the states having jurisdiction over the sale and distribution at the retail level.

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

The natural gas market in the U.S. is deregulated in most states and offers retail energy consumers access to their choice of natural gas commodity supplier.

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

As the electric power industry confronts these challenges, demand response, or DR, has emerged as an important solution to help address the imbalance in electric supply and demand. For example, the EPA 2005 declared it the official policy of the U.S. to encourage demand response and the adoption of devices that enable it. In addition, the Energy Independence and Security Act of 2007 ordered the FERC to conduct a nationwide assessment of demand response potential and create a national action plan to promote demand response at the federal level and support individual states in their own demand response initiatives.

Our customers in the DR market are energy consumers that agree to curtail their electricity consumption when requested by Regional Transmission Organizations, or RTOs, or Independent System Operators, or ISOs, during times of peak demand. We bring together these energy consumers with Demand Response Providers, or DRPs, to auction off the energy consumers capacity. DRPs compete against each other in a forward auction, bidding up the percentage of the DR revenue that the energy consumer will receive from a specific DR program.

Energy Efficiency

There is an increasing emphasis on energy efficiency as an important aspect of national energy policy, smart grid solutions and facility management best practices. For example, the White House estimates that commercial buildings consumed roughly 20 percent of all energy in the U.S. in 2010. Additionally Navigant Research, a leading industry analyst firm, has estimated that if all commercial buildings underwent efficiency retrofits (noting that 80% of all commercial buildings are more than 10 years old), the payout would be on the order of $41.1 billion each year.

Large drivers of the overall efficiency market include the national Better Buildings initiative, which aims for 20% efficiency gains in commercial buildings by 2020 through cost-effective upgrades, and New York City’s Greener, Greater Buildings Plan aimed at reducing energy consumption by existing buildings, which account for 70-80% of the city’s total greenhouse gas emissions.

Fifty states have pro-growth energy efficiency policies. As of July 2013, twenty-five states have fully funded policies in place that establish specific energy savings targets that utilities or non-utility program administrators must meet through customer efficiency programs. In a 2012 report, New England ISO projected it would spend $5.7 billion on energy efficiency programs in the region from 2015-2021, up from $1.2 billion in 2008-2011.

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

Wholesale Energy

The wholesale electricity market is the competitive market that connects generators (sellers) with utilities, electricity retailers and intermediaries (buyers) who purchase electricity to re-sell on the retail market. We estimate that total wholesale purchases of electric power in 2012 were over 5.7 billion MWh. Natural gas is an important input fuel for generators, and U.S. consumption of natural gas in 2013 exceeded 26 trillion cubic feet.

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

Environmental Commodities

Concerns about global warming have spawned a number of initiatives to reduce greenhouse gas emissions. The most widely adopted of these initiatives is the Kyoto Protocol pursuant to which many countries in Europe, Asia and elsewhere have created carbon cap and trade systems. In carbon cap and trade programs, carbon dioxide emission caps are established and producers of these emissions can buy or sell credits in order to meet their required allocations. While the U.S. did not ratify the Kyoto Protocol, there are a number of initiatives in the U.S. at the regional, state and local levels aimed at limiting greenhouse gas emissions, the most robust of which is the Regional Greenhouse Gas Initiative, Inc., or RGGI.

In August 2008, we were awarded a two-year contract with RGGI, which is the first mandatory, market based effort in the U.S. to reduce greenhouse gas emissions. RGGI selected us to sell allowances for the emitting of carbon dioxide emissions from the power sector. This contract was subsequently extended for an additional two-year period, and also for the first year of two, one-year options. We have successfully completed twenty-two quarterly auctions for RGGI through December 31, 2013, raising more than $1.5 billion in proceeds for RGGI states to re-invest in energy efficiency and other consumer-benefitting measures.

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

These Seven Levers of Energy Management™ are supported by state of the art technology developed or licensed by our Company. Our flagship platform is the World Energy Exchange®. On the World Energy Exchange® energy consumers in North America are able to negotiate for the purchase or sale of electricity, natural gas and other energy resources from competing energy suppliers which have agreed to participate on our auction platform in a given event. Buyers and sellers can also negotiate for the purchase or sale of environmental commodities such as Renewal Energy Certificates, or RECs, Verified Emissions Reductions, or VERs, and Certified Emissions Reductions, or CERs. In addition, the World Energy Exchange® enables DRPs and energy consumers to come together in highly-structured auction events designed to yield price transparency, heighten competition, and maximize the energy consumers’ share of demand response revenues.

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

Retail Electricity Transactions

For retail electricity transactions, monthly revenue is based on actual usage data obtained from the energy supplier for a given month or, to the extent actual usage data is not available, based on the estimated amount of electricity delivered to the energy consumer for that month. While the number of contracts closed in any given period can fluctuate widely due to a number of factors, this revenue recognition method provides for a relatively predictable revenue stream, as revenue is typically based on energy consumers’ historical energy usage profile. However, monthly revenue can still vary from our expectations because usage is affected by a number of variables such as the weather and the general business conditions affecting our energy consumers.

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

In addition to retail electricity contracts, we have ongoing contractual arrangements with retail natural gas customers under which we deliver certain energy management and auction administration services for which we receive a monthly fee. Total and annualized backlog is $47.5 million and $24.9 million, respectively, at December 31, 2013, which includes monthly management fees related to natural gas contracts of $0.7 million that have expected revenue associated with them from January 1, 2014 through December 31, 2014. These contracts can be terminated upon 30 days notice per the terms of the contracts and, therefore, backlog does not include any revenue from expected contract renewals from the management fees beyond December 31, 2014.

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

Retail Natural Gas Transactions

There are two primary fee components to our retail natural gas services: transaction fees and management fees. Transaction fees are billed to and paid by the energy supplier that was awarded business on the platform. These fees are established prior to award and are the same for each supplier. For the majority of our natural gas transactions, we bill the supplier upon the conclusion of the transaction based on the estimated energy volume transacted for the entire award term multiplied by the transaction fee. Management fees are paid by our energy consumers and are generally billed on a monthly basis for services rendered based on terms and conditions included in contractual arrangements. While substantially all of our retail natural gas transactions are accounted for in accordance with this policy, a certain percentage is accounted for as the natural gas is consumed by the energy consumer and recognized as revenue in accordance with the retail electricity transaction revenue recognition methodology described above.

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

Environmental commodity transaction fees are accounted for utilizing two primary methods. For regulated allowance programs like the RGGI, fees are paid by the lister and are recognized quarterly as revenue as auctions are completed and approved. For most other environmental commodity transactions both the lister and the bidder pay the transaction fee and revenue is recognized upon the consummation of the underlying transaction as credits are delivered by the lister and payment is made by the bidder.

Energy Efficiency Services

Our Energy efficiency services segment is primarily project driven where we identify efficiency measures that energy consumers can implement to reduce their energy usage. We present retrofit opportunities to customers, get approval from them to proceed and submit the proposal to the local utility for pre-approval and determination of available incentives. Once the utility approves funding for the project, we install the equipment, typically new heating, ventilation or air conditioning (“HVAC”) equipment, or replace lighting fixtures to more efficient models. We recognize revenue for Energy efficiency services when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. Due to the short-term nature of projects (typically two to three weeks), we utilize the completed-contract method. We also assess multiple contracts entered into by the same customer in close proximity to determine if the contracts should be combined for revenue recognition purposes. Revenues are recognized based upon factors such as passage of title, installation, payments and customer acceptance.

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

Prior to conducting the auction, the auction parameters, including target price, supplier preferences, contract terms, payment terms and product mix, as applicable, are discussed with the customer and agreed upon. Approximately two to five days prior to the auction, we will post RFPs with these auction parameters on our World Energy Exchange® and alert the potential bidders. Additionally, bidders are provided with information about the customer, historical energy usage information relating to the energy consumer’s facilities (if retail customers), and the desired contract parameters, several days in advance of the auction as part of the RFP. This advance notice gives the bidders the opportunity to analyze the value of a potential deal and the creditworthiness of the customer. We believe that, using this information along with the auction parameters described in the RFP, the bidders develop a bidding strategy for the auction.

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

As we build out our procurement capabilities within the retail energy marketplace, we have begun to offer our procurement services to smaller commercial and industrial customers. We refer to these customers as the mid-market. While we still assist end users in procuring their energy needs, we do not utilize our online solution to consummate these transactions. Rather, we gather price quotes directly from competing energy supplier for these customers. We call these types of transactions direct sourcing. While we will still have firm agreements with each respective energy supplier and still get paid by the winning energy supplier based on the amount of energy consumed by the end user, we may or may not have a definitive agreement with the energy user.

Growth Strategy

Our overall objective is to leverage our preeminent position as the exchange of choice for executing transactions in energy and environmental commodities to be a leader in the energy management space.

We seek to achieve our objective by expanding our community of channel partners, customers and bidders on our exchange, strengthening and expanding long-term relationships with government agencies, broadening our product offerings, making strategic acquisitions, and growing our sales force. Key elements of our strategy are as follows:

Continuing to Develop Channel Partner Relationships. A significant amount of the customers using our auction platforms have been introduced to us through our channel partners. Our plan is to focus on developing and increasing our number of channel partner relationships in an effort to expand the base of customers using our auction platforms. We have consistently increased the number of channel partners since 2007 from 42 to 320 at December 31, 2013.

Leveraging New Products such as Demand Response, Risk Management, Bill Management and Efficiency. We continue to expand our offerings either organically, through partnerships or via acquisition (risk management via Energy Gateway, LLC (“Energy Gateway”) and efficiency via NES), and sell them to new prospects or existing customers via our sales force and channel network.

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

Bidders, Listers and Channel Partners

Bidders. Our success is heavily dependent on our bidder relationships, the credibility of our bidders and the integrity of the auction process. Bidders include over 280 competitive electricity and natural gas suppliers and over 200 wholesale electricity suppliers registered on the World Energy Exchange®, representing a majority of all suppliers in the deregulated electricity and natural gas markets. There are also over 150 users registered to transact for environmental commodities. Of the registered energy suppliers, more than 180 had active contracts with energy consumers that were brokered through our World Energy Exchange® as of December 31, 2013. Two of these bidders accounted for 20% in the aggregate of our revenue for the years ended December 31, 2013 and 2012, respectively. In order to participate in an auction event, bidders must register with us by either entering into a standard-form agreement pursuant to which the bidder is granted a license to access our auction platform and bid at auction events or by qualifying to participate in an auction pursuant to a government solicitation. Our national standard form agreement is typically for an indefinite term, may be terminated by either party upon 30 days prior written notice, is non-exclusive, non-transferable and cannot be sublicensed. Under our standard-form agreement or the government solicitation, the bidder agrees to pay us a commission, which varies from contract to contract and is based on a set rate per energy unit consumed by the lister.

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

Our contracts for the online energy procurements with these governmental entities are typically for multiple years ranging from two to five years. During this contractual period, the governmental entity may run various auctions for different locations or agencies that fall under their purview. As a result, revenue from these customers could extend beyond the actual contractual term. As additional states open their electricity markets to competition and suppliers enter those markets creating a competitive landscape, we plan to actively market our services to them. These contracts do not require that the government energy consumer use our services and, as is typical in government procurements, contain termination for convenience and fiscal funding clauses. If a contract was terminated for convenience, it would typically not have any bearing on energy delivered through the termination date. None of the energy consumers using our auction platform accounted for 10% or more of our aggregate revenue for the years ended December 31, 2013 and 2012, respectively.

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

Channel Partners. We also target customers through our channel partner model. These are firms with existing client relationships with certain customers that would benefit from the addition of an online procurement solution. Channel partners consist of a diverse array of companies including energy service companies, demand side consultants and manufacturers, ABCs and strategic sourcing companies, but in the most general terms they are resellers or distributors. As of December 31, 2013, we had entered into agreements with 320 channel partners that are currently engaged in efforts to source potential transactions to our exchanges, although not all have sourced a transaction for which an auction has been completed. Upon identifying opportunities with new channel partners, we enter into a channel partner agreement that grants the channel partner a non-exclusive right to sell our procurement process typically for a term of one year, which renews automatically unless terminated upon 30 days written notice. The channel partner receives a commission based generally on the amount of involvement of the channel partner in the procurement process.

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

We operate our platform under the trade name “World Energy Exchange®”. We own the following registered trademarks in the U.S.: World Energy Solutions®, World Green Exchange®, World DR Exchange® and World Energy Exchange®. We also own the following domain names: worldenergy.com, wesplatform.com, wexch.com, worldenergyexchange.com, worldenergysolutions.com, worldefficiencyexchange.com, worldgreenexchange.com, worlddrexchange.com, worldpowerexchange.com and worldenergysolutionsinc.com. To protect our intellectual property, we rely on a combination of copyright and trade secret laws and the domain name dispute resolution system.

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

Personnel

As of December 31, 2013, we had one hundred twenty-six employees consisting of three members of senior management, fifty-nine sales and marketing employees, seven information technology employees, forty-three supply desk employees and fourteen administrative employees. The extent and timing of any increase in staffing will depend on the availability of qualified personnel and other developments in our business. None of the employees are represented by a labor union, and we believe that we have good relationships with our employees.

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

Risks Related to Our Business

We had previously restated our prior consolidated financial statements, which may lead to additional risks and uncertainties.

We had restated our previously issued audited consolidated financial statements for the year ended December 31, 2011, and the unaudited financial statements for the quarterly periods ended March 31, 2012, June 30, 2012, and September 30, 2012 included in our Quarterly Reports on Forms 10-Q and the unaudited pro forma disclosures included in our Current Report on Form 8-K/A filed on December 17, 2012 (the “Relevant Periods”). The determination to restate these consolidated financial statements was made by our Board of Directors, based upon the recommendations of the Audit Committee and in consultation with management, following the identification of errors related to the timing of revenue recognition for certain commission payments during the Relevant Periods.

As a result of these events, we have become subject to a number of additional risks and uncertainties, including unanticipated costs for legal fees in connection with or related to the restatements of the Relevant Periods. We may also be subject to litigation and/or regulatory proceedings in connection with or related to the restatements of the Relevant Periods, and such event or events may have an adverse effect on our business, financial condition, operating results and/or our stock price.

If we are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

As disclosed in Item 9A of this report, we had previously identified a material weakness in our internal control over financial reporting as of December 31, 2012 that resulted in restatements of our previously issued audited consolidated financial statements for the year ended December 31, 2011. During 2013, we undertook specific steps to remediate the material weakness which resulted in our assessing our internal control over financial reporting as effective as of December 31, 2013.

We continue to expand our business through the acquisition of other businesses and technologies which will present special risks.

We continue to expand our business in certain areas through the acquisition of businesses, technologies, products and services from other businesses. Acquisitions involve a number of special problems, including:

—	the need to incur additional indebtedness, issue stock or use cash in order to complete the acquisition;
—	difficulty integrating acquired technologies, operations and personnel with the existing business;
—	diversion of management attention in connection with both negotiating the acquisitions and integrating the assets;
—	strain on managerial and operational resources as management tries to oversee larger operations;

—	the funding requirements for acquired companies may be significant;
—	exposure to unforeseen liabilities of acquired companies;
—	disputes related to earn-outs or other contractual matters post acquisition;
—	increased risk of costly and time-consuming litigation, including stockholder lawsuits; and
—

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

As we continue to acquire businesses we may implement changes around how those acquisitions had traditionally conducted their business in order to drive standardization and efficiencies in the combined entity. Such changes may entail:

—	changing payment terms with energy suppliers;
—	conforming employee commission plans to match our existing plans; and
—	implementing our standard procurement process and procedures and documentation requirements.

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

Our strategy is to improve our competitive position by implementing certain key strategic initiatives in advance of competitors, including the following:

—	leveraging new products such as demand response, risk management, bill management and efficiency;
—	continuing to develop channel partner relationships;
—	strengthening and expanding long-term relationships with government agencies;
—	push into the mid-market; and
—	making strategic acquisitions.

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

We derived approximately 63% of our revenue during 2013 from the brokerage of electricity. Although our reliance on the brokerage of electricity has diminished as we implemented our strategy to expand into other markets, we believe that our revenue will continue to be highly dependent on the level of activity in the electricity market for the near future. Transaction volume in the electricity market is subject to a number of variables, such as consumption levels, pricing trends, availability of supply and other variables. We have no control over these variables, which are affected by geopolitical events such as war, threat of war, terrorism, civil unrest, political instability, environmental or climatic factors and general economic conditions. We are particularly vulnerable during periods when energy consumers perceive that electricity prices are at elevated levels since transaction volume is typically lower when prices are high relative to regulated utility prices. Accordingly, if electricity transaction volume declines sharply, our results will suffer.

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

We have significantly increased our operating expenses as we expanded our brokerage capabilities to offer additional energy-related products, increased our sales and marketing efforts, developed our administrative organization and made acquisitions. For the year ended December 31, 2013 we had a pre-tax net loss of approximately $2.9 million. As we continue to invest in our business, we may incur operating losses. In addition, our budgeted expense levels are based, in significant part, on our expectations as to future revenue and are largely fixed in the short term. As a result, we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue which could compound those losses in any given fiscal period.

We have a history of operating losses, which may make it difficult for you to evaluate our business and prospects.

We have a history of operating losses and, at December 31, 2013, we had an accumulated deficit of approximately $19.2 million. You must consider our business, financial history and prospects in light of the risks and difficulties we face as an early stage company with a limited operating history.

Our success depends on the widespread adoption of purchasing electricity from competitive sources.

Our success depends, in large part, on the willingness of CIG energy consumers to embrace competitive sources of supply, and on the ability of our energy suppliers to consistently source electricity at competitive rates. In most regions of North America, energy consumers have either no, or relatively little, experience purchasing electricity in a competitive environment. Although electricity consumers in deregulated regions have been switching from incumbent utilities to competitive sources, there can be no assurance that the trend will continue. In a majority of states and municipalities, including some areas which are technically “deregulated”, electricity is still provided by the incumbent local utility at subsidized rates or at rates that are too low to stimulate meaningful competition by other providers. In addition, extreme price volatility could delay or impede the widespread adoption of competitive markets. To the extent that competitive markets do not continue to develop rapidly our prospects for growth will be constrained. Also, there can be no assurance that trends in government deregulation of energy will continue or will not be reversed. Increased regulation of energy would significantly damage our business.

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

Our future performance will depend substantially on the continued services of our senior management and other key personnel, including our chief information officer and our market directors. If any one or more of these persons leave their positions and we are unable to find suitable replacement personnel in a timely and cost efficient manner, our business may be disrupted and we may not be able to achieve our business objectives, including our ability to manage our growth and successfully implement our strategic initiatives. While we have employment agreements with certain of our senior management and key personnel, such agreements permit our employees to terminate their employment at any time and for any reason and to provide only a notice to us prior to their departure.

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

We do not have contracts for fixed volumes with any of the bidders who use our auction platform. Two of these bidders accounted for 20% in the aggregate of our revenue for the years ended December 31, 2013 and 2012, respectively. The loss of these or other significant bidders will negatively impact our operations, particularly in the absence of our ability to locate additional national bidders. We do not have agreements with any of these bidders preventing them from directly competing with us or utilizing competing services.

We depend on a small number of key listers for a significant portion of our revenue, many of which are government entities that have no obligation to use our auction platform or continue their relationship with us, and the partial or complete loss of business of one or more of these consumers could negatively affect our business.

Our listers are comprised primarily of large businesses and government organizations. None of these listers individually represented more than 10% of our revenue for the years ended December 31, 2013 and 2012, respectively. Our government contracts are typically for multiple years but are subject to government funding contingencies and cancellation for convenience clauses. Although our non-government contracts create a short-term exclusive relationship with the lister, typically this exclusivity relates only to the specific auction event and expires during the term of the energy contract. Accordingly, we do not have ongoing commitments from these listers to purchase any of their incremental energy or environmental commodity requirements utilizing our auction platform, and they are not prohibited from using competing brokerage services. The loss of any of these key listers will negatively impact our revenue, particularly in the absence of our ability to attract additional listers to use our service.

We depend on our channel partners to establish and develop certain of our relationships with listers and the loss of certain channel partners could result in the loss of certain key listers.

We rely on our channel partners to establish certain of our relationships with listers. Our ability to maintain our relationships with our channel partners will impact our operations and revenue. We depend on the financial viability of our channel partners and their success in procuring listers on our behalf. One of our channel partners was involved with identifying and qualifying listers which entered into contracts that accounted for 9% and 12% of our revenue for the years ended December 31, 2013 and 2012, respectively. Channel partners may be involved in various aspects of a deal including but not limited to lead identification, the selling process, project management, data gathering, contract negotiation, deal closing and post-auction account management. To the extent that a channel partner ceases to do business with us, or goes bankrupt, dissolves, or otherwise ceases to carry on business, we may lose access to that channel partner’s existing client base, in which case the volume of energy traded through the World Energy Exchange® will be adversely affected and our revenue will decline.

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

It is possible that we will have international operations in the future. These operations may include the brokering of green credits in countries signatory to international treatises and the brokering of energy in other geographic markets where we believe the demand for our services may be strong. To the extent we enter geographic markets outside of the U.S. our international operations will be subject to a number of risks and potential costs, including:

—	different regulatory requirements governing the energy marketplace;
—	difficulty in establishing, staffing and managing international operations;
—	regulatory regimes governing the Internet and auctioneering that may limit or prevent our operations in some jurisdictions;
—	different and more stringent data privacy laws;
—	differing intellectual property laws;
—	differing contract laws that prevent the enforceability of agreements between energy suppliers and energy consumers;
—	the imposition of special taxes, including local taxation of our fees or of transactions through our exchange;
—	strong local competitors;
—	currency fluctuations; and
—	political and economic instability.

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

Several proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could diminish our opportunity to derive financial benefit from our activities. The U.S. federal government’s moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet is effective through November 1, 2014. This moratorium, however, does not prohibit federal, state, or local authorities from collecting taxes on our income or generally from collecting taxes that are due under existing tax rules.

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

We have developed proprietary software, logos, brands, service names and web sites, including our proprietary auction platform. We have taken certain limited steps to protect our proprietary intellectual property (including consulting with outside patent and trademark counsel regarding protection of our intellectual property and implementing a program to protect our trade secrets). While we have been issued a patent, the patent relates to a computer implemented method for determining an optimal award schedule for satisfaction of energy efficiency and energy supply requirements for a portfolio of one or more buildings. We have not applied for any patents for our auction platform. We have registered the following trademarks in the U.S. and certain other countries: World Energy Solutions®, World Green Exchange®, World DR Exchange® and World Energy Exchange® and filed applications for these trademarks in additional countries. The steps we have taken to protect our intellectual property may be inadequate to deter misappropriation of our proprietary information or deter independent development of similar technologies by others. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, vendors, former employees and current employees, despite the existence of confidentiality agreements and other contractual restrictions. If our intellectual property rights are not adequately protected, we may not be able to continue to commercialize our services. We may be unable to detect the unauthorized use of, or take adequate steps to enforce, our intellectual property rights. In addition, certain of our trade names may not be eligible for protection if, for example, they are generic or in use by another party. Accordingly, we may be unable to prevent competitors from using trade names that are confusingly similar or identical to ours.

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

Because our stock trading volume is low historically, you may not be able to resell your shares at or above your purchase price.

We cannot predict the extent to which investors’ interests will provide an active trading market for our common stock or whether the market price of our common stock will be volatile. The following factors, many of which are outside of our control, could cause the market price of our common stock to decrease significantly from recent prices:

—	loss of any of the major listers or bidders using our auction platform;
—	departure of key personnel;
—	variations in our quarterly operating results;
—	announcements by our competitors of significant contracts, new transaction capabilities, enhancements, lower fees, acquisitions, distribution partnerships, joint ventures or capital commitments;
—	changes in governmental regulations and standards affecting the energy industry and our products, including implementation of additional regulations relating to consumer data privacy;
—	decreases in financial estimates by equity research analysts;
—	sales of common stock or other securities by us in the future; and
—	fluctuations in stock market prices and volumes.

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

As of December 31, 2013 our executive officers and directors, affiliates and entities affiliated with them, beneficially own, in the aggregate, approximately 17% of our outstanding common stock. Our executive officers, directors, affiliates and affiliated entities, if acting together, would be able to control or influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real property. We lease the business premises in the following locations for the stated principal uses:

Location	Floor Space (Sq. Ft.)	Principal Use
100 Front Street, Worcester, MA (1)	12,400	Executive office and general administration
1215 19th Street NW, Washington, DC (2)	200	Branch office
200 Barr Harbor Drive, West Conshohocken, PA (3)	350	Branch office
6500 Emerald Parkway, Dublin, OH (4)	3,571	Branch office
2 Alcap Ridge, Cromwell, CT (5)	4,120	Branch office
174 South Road, Enfield, CT (6)	13,350	Branch office
550 Bailey Avenue, Fort Worth, TX (7)	2,989	Branch office
2626 Cole Avenue, Dallas, TX (8)	4,199	Branch office
1225 North Loop West, Houston, TX (9)	3,090	Branch office
2000 Town Center, Suite 1900, Southfield, MI (10)	198	Branch office

Note:

(1)

Pursuant to a 123-month lease agreement with Berkley Investments, Inc., expiring October 31, 2022, at a monthly rate of $20,408 escalating to $30,254 at an increased floor space of 14,971 square feet, including a base charge for operating expenses and taxes.

(2)	Pursuant to an at will lease agreement with Roosevelt Land, LP, at a monthly rate of $2,800 including a base charge for operating expenses and taxes.
(3)	Pursuant to a six-month lease agreement with Regus Management Group, LLC, expiring March 31, 2014 at a monthly rate escalating to $3,283 plus certain operating expenses.
(4)	Pursuant to a 62-month lease agreement with BRE/COH OH, LLC, expiring March 31, 2018, at a monthly rate escalating to $3,869, plus certain operating expenses and taxes.
(5)	Pursuant to a five-year lease agreement with Alcap Associates, expiring November 30, 2015, at a monthly rate escalating to $1,782, plus certain operating expenses and taxes.
(6)	Pursuant to a five-year lease agreement with 174 South Management, LLC, expiring September 30, 2017, at a monthly rate of $10,013, plus certain operating expenses and taxes.
(7)

Pursuant to a five-year lease agreement with GC Museum Partners, LP, terminated January 31, 2014 at a monthly rate escalating to $6,558, plus certain operating expenses and taxes. A five-year lease commenced February 1, 2014 for floor space of 1,489 square feet, with monthly rent escalating to $3,615.

(8)	Pursuant to a 66-month lease agreement with VRS/TA – Cole / Woodview, LP, expiring November 30, 2017 at a monthly rate escalating to $9,098, including a base charge for operating expenses and taxes.
(9)	Pursuant to a 64-month lease agreement with 1225 North Loop Investments, Inc., expiring April 30, 2014, at a monthly rate of $4,506 including a base charge for operating expenses and taxes.
(10)	Pursuant to a 24-month lease agreement with Regus Management Group, LLC, expiring February 28, 2015, at a monthly rate escalating to $1,699, plus certain operating expenses and taxes.

Item 3. Legal Proceedings

Three former employees/consultants of GSE Consulting, LP (“GSE”) have filed three separate complaints in Texas County Court alleging, among other things, claims related to breach of contract, quantum meruit, promissory estoppel, and tortious interference. Each plaintiff claims that GSE and/or we failed to pay commissions due for services that they provided prior to the date of the Company’s purchase of certain GSE assets, based on their respective employment or independent contractor agreements with GSE. Each plaintiff has also asserted claims for recovery of their attorneys’ fees. We deny the allegations and have filed counterclaims for damages, asserting claims for conversion, unjust enrichment, misappropriation of confidential information, and violation of the Texas Theft Liability Act against each of the plaintiffs. We have also filed a counterclaim against one of the plaintiffs for her breach of a non-competition and non-solicitation agreement, based on her working for a competitor of ours during her one-year restrictive period and her improper solicitation of former GSE customers on behalf of the competitor. We also filed cross claims against GSE for indemnification under the Asset Purchase Agreement in each of the three cases. In two of these cases, the Plaintiffs have asserted claims against GSE affiliates and their individual principals. The GSE affiliates and principals have also asserted cross claims against us seeking indemnification under the Asset Purchase Agreement. In December 2013, GSE amended its cross claims in one of the matters to include claims asserting breaches of the earnout provisions in the Asset Purchase Agreement. Also, in December 2013, we entered into mediation discussions with one of the plaintiffs. As a result, we agreed to pay the plaintiff a certain settlement that is subject to a confidentiality clause. Such amount was not material to our consolidated operating results or financial position. In return, the plaintiff agreed to drop all claims against us including all claims related to commissions due for past service. The settlement agreement was signed and filed with the court in January 2014. The Court assigned a trial date of May 5, 2014 for the cross claims remaining in the matter. Discovery has concluded in the remaining two matters and the court has assigned a trial date of September 29, 2014 for one of the cases.  The remaining case is awaiting assignment of a trial date. We are awaiting a decision on its motion for summary judgment seeking dismissal of all claims against one of the two remaining plaintiffs, and are in the process of filing a motion for summary judgment against the other plaintiff.

We have estimated the potential commissions allegedly due to the two remaining plaintiffs to be approximately $0.3 million. We have not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on our belief that any potential loss, while reasonably possible, is not probable. We intend to defend these actions vigorously and are currently unable to estimate a range of payments, if any, we may be required to pay, with respect to these claims. Further, we believe that the resolution of these matters will not result in a material effect to our consolidated financial statements. However, due to uncertainties that accompany litigation of this nature, there could be no assurance that we will be successful, and the resolution of the lawsuits could have a material effect on our consolidated financial statements.

From time to time, we may be subject to legal proceedings and claims arising from the conduct of our business operations, including litigation related to employment matters. While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, we believe that the aggregate amount of such liabilities, if any, will not have a material adverse effect on our consolidated financial position and/or results of operations. It is possible, however, that future financial position or results of operations for any particular period could be materially affected by changes in our assumptions or strategies related to those contingencies or changes out of our control.

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

The following table sets forth the high and low closing prices per share reported on the NASDAQ for the years 2013 and 2012 (in U.S. $’s):

	High	Low
2013:
First quarter	$5.30	$3.68
Second quarter	$4.17	$3.56
Third quarter	$3.95	$3.20
Fourth quarter	$4.25	$3.20
2012:
First quarter	$5.04	$3.04
Second quarter	$4.78	$2.85
Third quarter	$4.42	$2.83
Fourth quarter	$5.39	$4.10

On March 21, 2014, the last reported sale price of our common stock on the NASDAQ was $4.75 per share and there were 85 holders of record of our common stock.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any dividends in the foreseeable future.

Information regarding our equity compensation plans required by this item is incorporated by reference to the information appearing under the caption “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

On January 9, 2014, we received a letter as part of a 13D filing from Ardsley Partners and its affiliates (“Ardsley”), a 7.5% owner of our shares, regarding the strategic direction and Board composition of the Company. In particular, Ardsley believes that we should regain focus on the Energy Procurement business, cease all investments into the Energy efficiency services segment and explore a sale of those assets. On March 11, 2014 we entered into a Settlement and Standstill Agreement with Ardsley to increase the size of our Board from five to seven and appoint two new directors to the Board immediately. In addition, we agreed to form a Strategic Alternatives Committee to work with management and professional advisors to identify and review financial and strategic alternatives to enhance our revenue and value. We note that no decision had been made to pursue any transaction and that there can be no assurance that the strategic review process will result in the completion of any particular course of action or transaction.

Repurchase of Equity Securities

In connection with the vesting of restricted stock granted to employees, we withheld shares with value equivalent to employees’ minimum statutory obligations for the applicable income and other employment taxes. A summary of the shares withheld to satisfy employee tax withholding obligations for the three months ended December 31, 2013 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plan
10/01/13 – 10/31/13	-	$-	-	-
11/01/13 – 11/30/13	39	$3.93	-	-
12/01/13– 12/31/13	-	$-	-	-
Total	39	$3.93	-	-

Item 6. Selected Consolidated Financial Data

Not applicable.

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

On October 3, 2012, we acquired substantially all of the assets and assumed certain obligations of Northeast Energy Partners, LLC (“NEP”) pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) between us, NEP, and its members. NEP was a Connecticut based energy management and procurement company. The purchase price was approximately $7.9 million in cash and a $2.0 million Promissory Note with NEP (the “NEP Note”). The NEP Note bears interest at an annual rate of 4% with $1.5 million of principal plus interest due on October 1, 2013 and the remaining $500,000 of principal plus interest due April 1, 2014. NEP could have earned up to an additional $2.5 million in cash and 153,153 in shares based on achieving certain revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets for the 12-month period ending September 30, 2013, as defined. On October 1, 2013, we made the $1.5 million principal and interest payment against the NEP Note. In addition, on December 31, 2013, we paid NEP $1.25 million and issued 76,577 shares of common stock representing the final contingent consideration payment for this acquisition. As a result, we decreased the accrued contingent consideration related to NEP by $0.6 million to $0 at December 31, 2013.

During the third and fourth quarters of 2011 we acquired the energy procurement business of Co-eXprise, Inc. (“Co-eXprise”), Northeast Energy Solutions, LLC (“NES”) and GSE Consulting, LP (“GSE”). These acquisitions expanded our capabilities in the Energy efficiency services segment, enabled us to enter the growing small- and medium-sized customer Energy procurement marketplaces, and consolidate the large commercial, industrial and government auction space. With the acquisition of NES, we are managing the business as two business segments: Energy procurement and Energy efficiency services.

Our business model is heavily dependent on our people. We have significantly grown our employee base from 20 at the time of our initial public offering in November 2006 to 126 at December 31, 2013. This planned investment in staffing has been, and will continue to be, a key component of our strategic initiatives and revenue growth. These infrastructure investments will result in increased operating costs in the short–term, but in the long-term we expect them to generate cash flow and profitability as we build the incremental revenue. To date we have funded our acquisitions and strategic investments primarily with cash on-hand, notes payable, cash from operations and, most recently, long-term notes payable. We have also deferred portions of the purchase prices through the use of earn-outs that are tied to the ongoing performance of the acquired entity. Through the utilization of seller notes and earn-outs, we have been able to finance a portion of the cost of the acquisitions over time with the targets’ ongoing cash flow. These acquisition activities will increase our operating costs both in the short and long-term and may require us to borrow against our current credit facility and/or raise funds through additional capital raises.

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

Retail Natural Gas Transactions

There are two primary fee components to our retail natural gas services: transaction fees and management fees. Transaction fees are billed to and paid by the energy supplier awarded business on the platform. These fees are established prior to award and are the same for each supplier. For the majority of our natural gas transactions, we bill the supplier upon the conclusion of the transaction based on the estimated energy volume transacted for the entire award term multiplied by the transaction fee. Management fees are paid by our energy consumers and are generally billed on a monthly basis for services rendered based on terms and conditions included in contractual arrangements. While substantially all of our retail natural gas transactions are accounted for in accordance with this policy, a significant percentage is accounted for as the natural gas is consumed by the energy consumer and recognized as revenue in accordance with the retail electricity transaction revenue recognition methodology described above.

Mid-Market Transactions

We earn a monthly commission on energy sales from each energy supplier based on the energy usage transacted between the energy supplier and energy consumer. The commissions are not based on the retail price for electricity but rather on the amount of energy consumed. Commissions are calculated based on the energy usage transacted between the energy supplier and energy consumer multiplied by our contractual commission rate. Revenue from commissions is recognized as earned over the life of each contract as energy is consumed, provided there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the fee is reasonably assured, and customer acceptance criteria, if any, has been successfully demonstrated. We generally recognize revenue on these transactions when we have received verification from the electricity supplier of the end-users power usage and electricity supplier’s subsequent collection of the fees billed to the end user. The verification is generally accompanied with payment of the agreed upon fee to us, at which time the revenue is recognized. Commissions paid in advance are recorded as customer advances and are recognized monthly as commission revenue based on the energy exchanged that month. To the extent we do not receive verification of actual energy usage or we cannot reliably estimate what actual energy usage was for a given period, revenue is deferred until usage and collection data is received from the energy supplier. To the extent that we do not receive actual usage data from the energy supplier, we will recognize revenue at the end of the contract flow date.

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

Energy Efficiency Services

Our Energy efficiency services segment is primarily project driven where we identify efficiency measures that energy consumers can implement to reduce their energy usage. We present retrofit opportunities to customers, get approval from them to proceed and submit the proposal to the local utility for pre-approval and determination of available incentives. Once the utility approves funding for the project, we install the equipment, typically new heating, ventilation or air conditioning equipment, or replace lighting fixtures to more efficient models. We recognize revenue for Energy efficiency services when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. Due to the short-term nature of projects (typically two to three weeks), we utilize the completed-contract method. We also assess multiple contracts entered into by the same customer in close proximity to determine if the contracts should be combined for revenue recognition purposes. Revenues are recognized based upon factors such as passage of title, installation, payments and customer acceptance.

Cost of revenue

Cost of revenue consists primarily of:

—

salaries, bonus and commissions, employee benefits and share-based compensation associated with our auction management and efficiency services, which are directly related to the development and production of the online auction and maintenance of market-related data on our auction platform and monthly management fees (our supply desk function);

—	project costs including direct labor equipment and materials directly associated with efficiency projects; and
—	rent, depreciation and other related overhead and facility-related costs.

Sales and marketing

Sales and marketing expenses consist primarily of:

—	salaries, bonus and commissions, employee benefits and share-based compensation related to sales and marketing personnel;
—	third party commission expenses to our channel partners;
—	travel and related expenses;
—	amortization related to customer relationships and contracts;
—	rent, depreciation and other related overhead and facility-related costs; and
—	general marketing costs such as trade shows, marketing materials and outsourced services.

General and administrative

General and administrative expenses consist primarily of:

—	salaries, bonus and commissions, employee benefits and share-based compensation related to general and administrative personnel;
—	accounting, legal, investor relations, information technology, insurance and other professional fees; and
—	rent, depreciation and other related overhead and facility-related costs.

Interest expense, net

Interest expense, net consists primarily of:

—	interest income earned on cash held in the bank; and
—	interest expense related to bank term loans, notes payable and contingent consideration.

Income tax expense

In 2013 we incurred a taxable loss that resulted in a $0.6 million income tax benefit for the year. At December 31, 2013, our accompanying consolidated financial statements reflected deferred tax assets of $8.1 million that included our taxable loss for the year, net of the expiration of certain state loss carryforwards. During 2012, management considered the weight of all available evidence, both positive and negative, and determined that it was more likely than not that we would be able to benefit our deferred tax assets at December 31, 2012 and, as a result, we reversed our valuation allowance in the fourth quarter of 2012. The income tax expense recorded in 2012 reflects an alternative minimum tax (“AMT”) liability and certain state and local tax liabilities incurred in those years.  As of December 31, 2013, we had cumulative taxable income for the past three years and have applied our NOL’s against this taxable income up to certain limitations.

Results of Operations

The following table sets forth certain items as a percent of revenue for the periods presented:

Comparison of the Years Ended December 31, 2013 and 2012

	For the Years Ended December 31,
	2013	2012	2011
Revenue	100%	100%	100%
Cost of revenue	27	32	20
Gross profit	73	68	80
Operating expenses:
Sales and marketing	56	48	52
General and administrative	22	25	28
Operating income (loss)	(5)	(5)	0
Other income (expense), net	(3)	(2)	0
Income tax (expense) benefit	1	24	0
Net income (loss)	(7%)	17%	0%

Revenue

	For the Years Ended December 31,
	2013	2012	Increase (Decrease)
Energy procurement	$28,892,275	$24,476,054	$4,416,221	18%
Energy efficiency services	5,784,840	7,302,783	(1,517,943)	(21)
Total revenue	$34,677,115	$31,778,837	$2,898,278	9%

Revenue increased 9% for the year ended December 31, 2013 as compared to the same period in 2012 due to an 18% increase in our Energy procurement segment, partially offset by a 21% decrease in revenue from our Energy efficiency services segment. Our Energy procurement segment revenue increased due to the acquisition of NEP, increased revenue from our mid-market product line and increased transaction activity from large, commercial and industrial customers in our retail product line. The Energy efficiency services segment decline reflects the turnover in the Massachusetts sales team in the early part of 2013.

Cost of revenue

	For the Years Ended December 31,
	2013		2012
	$	% of Revenue	$	% of Revenue	Decrease
Energy procurement	$4,650,669	16%	$4,739,344	19%	$(88,675)	(2%)
Energy efficiency services	4,665,922	81	5,330,013	73	(664,091)	(12)
Total cost of revenue	$9,316,591	27%	$10,069,357	32%	$(752,766)	(7%)

Cost of revenue decreased 7% for the year ended December 31, 2013 as compared to the same period in 2012 primarily due to decreases in equipment, material and labor costs associated with projects completed by our Energy efficiency services segment. Cost of revenue for our Energy procurement segment decreased 2% due to decreases in amortization expense and employee bonus and commission costs, both offset by increased costs associated with our acquisition of NEP. Cost of revenue associated with our Energy procurement segment as a percent of revenue decreased by 3% primarily due to the 18% increase in revenue. Cost of revenue associated with our Energy efficiency services segment decreased 12% primarily due to a decrease in project costs associated with the 21% decrease in revenue. This decrease was partially offset by increased payroll costs due to our continued investment in our project management team in 2013. Cost of revenue associated with our Energy efficiency services segment as a percent of revenue increased by 8% primarily due to the increased payroll costs coupled with the decline in revenue.

Operating expenses

	For the Years Ended December 31,
	2013		2012
	$	% of Revenue	$	% of Revenue	Increase (Decrease)
Sales and marketing	$19,427,779	56%	$15,482,723	48%	$3,945,056	25%
General and administrative	7,814,933	22	7,927,889	25	(112,956)	(1)
Total operating expenses	$27,242,712	78%	$23,410,612	73%	$3,832,100	16%

Sales and marketing expenses increased 25% for the year ended December 31, 2013 as compared to the same period in 2012 primarily due to increases in payroll, internal and third party commissions and amortization of intangible assets. Payroll and internal commissions increased due to the inclusion of a full year of operations of NEP. In addition, mid-market commissions increased due to a change in the commission policy for our mid-market group implemented in the second quarter of 2013. Under the revised policy, we continue to pay commissions based on cash received from mid-market transactions that are deferred for revenue purposes and provide for certain bookings and quota bonuses to offset the impact of the change in our policy. Third-party commissions increased 28% due to increased sales activity being driven by our channel partners. Amortization expense related to intangible assets increased in 2013 due to our 2012 acquisition of NEP. Sales and marketing expense as a percentage of revenue increased by 8% as the increase in costs and the change in our mid-market commission plan were only partially offset by the 9% increase in revenue.

The 1% decrease in general and administrative expenses for the year ended December 31, 2013 as compared to the same period in 2012 was primarily due to decreases to contingent consideration and consulting fees. These decreases were substantially offset by increases in legal, occupancy and amortization expense associated with the GSE litigation and the inclusion of a full year of operations from our 2012 acquisition of NEP. General and administrative expenses as a percent of revenue decreased 3% primarily due to the 9% increase in revenue and costs remaining relatively flat.

Other income (expense), net

Net interest expense was approximately $1.1 million for the year ended December 31, 2013 compared to net interest expense of approximately $0.5 million for the year ended December 31, 2012. The increase in net interest expense in 2013 was primarily due to the addition of $8.0 million in long-term debt on October 3, 2012 to fund the NEP acquisition. Other income in the first quarter of 2012 primarily consisted of $53,000 that was recognized from the sale of our investment in Retroficiency.

Income tax expense (benefit)

We recorded income tax benefit of approximately $0.6 million for the year ended December 31, 2013, reflecting an increase in deferred taxes as the result of our taxable loss during the year, net of the expiration of certain state net operating loss carryforwards.  In 2012 we recorded an income tax benefit of approximately $7.6 million from the release of a valuation allowance as we determined it was more likely than not we would be able to recognize our deferred tax assets in the near term. While we have approximately $13.4 million of federal net operating loss carryforwards to offset taxable income, we expect to generate future taxable income which is subject to federal AMT and state income taxes.

Net income (loss)

Net loss increased approximately $7.6 million for the year ended December 31, 2013 compared to the same period in 2012, primarily due to the $6.9 million decrease in income tax benefit and a $0.5 million increase in interest expense. The $3.7 million increase in gross profit was substantially offset by the increase in operating expenses.

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

Cost of revenue

	For the Years Ended December 31,
	2012		2011
	$	% of Revenue	$	% of Revenue	Increase
Energy procurement	$4,739,344	19%	$3,922,904	19%	$816,440	21%
Energy efficiency services	5,330,013	73	87,091	170	5,242,922	nm
Total cost of revenue	$10,069,357	32%	$4,009,995	20%	$6,059,362	151%

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

Liquidity and Capital Resources

At December 31, 2013, we had no commitments for material capital expenditures. We have identified and executed against a number of strategic initiatives that we believe are key components of our future growth, including: making strategic acquisitions; entering into other energy-related markets including energy efficiency; expanding our community of listers, bidders and channel partners on our exchanges; strengthening and extending our long-term relationships with government agencies; and growing our direct and inside sales force. As of December 31, 2013 our workforce numbered 126, the same number that we employed at December 31, 2012. At December 31, 2013, we had 59 professionals in our sales and marketing and account management groups, 43 in our supply desk group and 24 in our general and administrative group.

We paid $10.4 million to acquire three businesses in 2011 through the use of cash on hand, cash flow from ongoing operations as well cash flow generated by the acquisitions. In addition, we have paid $6.7 million in seller notes and contingent consideration bringing the total cash paid for the 2011 acquisitions to $17.1 million. In early 2012 we expanded our credit facility with SVB to include a 4-year, $2.5 million term loan. We borrowed an additional $10.5 million primarily to acquire NEP in October 2012 which included: increasing our term loan with SVB by $4.0 million to $6.5 million, borrowing $4.0 million in subordinated long-term debt from MCRC, and entering into a $2.0 million seller note with NEP. On December 30, 2013 we replaced our $6.5 million SVB term loan with a new $6.0 million term loan with Commerce Bank and Trust Company (“Commerce”). As of December 31, 2013, we had $0.5 million of the Commerce term loan classified as short-term and $5.5 million classified as long-term. While the expansion/addition of these debt instruments significantly increased our commitments, we believe we have the resources to meet both our short- and long-term obligations under these arrangements based on cash on-hand, operating cash flows from our base business and cash expected to be generated from all of our acquired businesses. During 2013, we paid an additional $1.3 million in cash related to NEP contingent consideration and $1.5 million against the NEP seller note. As of December 31, 2013 we have substantially retired all of the obligations related to these acquisitions. We have $1.0 million of accrued contingent consideration recorded within current liabilities related to the GSE acquisition and $0.5 million remaining on the NEP Seller note that is due April 1, 2014. During 2013 we generated cash flow from operations of $3.1 million and ended the year with $1.7 million in cash and cash equivalents.

Comparison of December 31, 2013 to December 31, 2012

	December 31,
	2013	2012	Increase (Decrease)
Cash and cash equivalents	$1,725,136	$3,307,822	$(1,582,686)	(48%)
Trade accounts receivable, net	7,738,141	7,242,603	495,538	7
Days sales outstanding	76	65	11	17
Working capital (deficit)	(893,984)	(2,464,718)	(1,570,734)	(64)
Stockholders’ equity	25,480,584	26,710,127	(1,229,543)	(5)

Cash and cash equivalents decreased 48% primarily due to approximately $2.7 million of contingent consideration payments, $1.5 million in principal payments of seller notes and $6.5 million of principal payments on the SVB term note. These decreases were partially offset by cash flows from operations of approximately $3.1 million and proceeds from the Commerce term loan of $6.0 million. Trade accounts receivable increased 7% as compared to the fourth quarter of 2012 due to an 11% increase in unbilled accounts receivable resulting from the increase in energy procurement revenue in the fourth quarter of 2013 compared to the same quarter in 2012 and the increase in days sales outstanding. Days sales outstanding (representing accounts receivable outstanding at December 31, 2013 divided by the average sales per day during the current quarter, as adjusted) increased 17% due to a 34% decrease in Energy efficiency services revenue in the fourth quarter of 2013 compared to the same period in 2012 with only a 10% decrease in Energy efficiency services receivables. Revenue from bidders representing 10% or more of our revenue increased to 12% from one bidder during the year ended December 31, 2013, from 11% from the same bidder and period in 2012.

The working capital deficit at December 31, 2013 (consisting of current assets less current liabilities) improved $1.6 million from December 31, 2012 primarily due to decreases in accrued contingent consideration and the current portion of related party and long-term debt. The improvements to working capital were substantially offset by decreases in cash and cash equivalents and an increase in deferred revenue and customer advances.  Stockholders’ equity decreased 5% during the year ended December 31, 2013 due to our net loss for the year, partially offset by stock-based compensation, contingent consideration paid in stock and proceeds from the exercise of stock options.

Cash provided by operating activities for the year ended December 31, 2013 was approximately $3.1 million compared to cash provided by operating activities for the year ended December 31, 2012 of approximately $3.8 million. Cash flows from EBITDA remained strong at $2.3 million compared to $1.6 million in 2012. This increase was offset by the $1.6 million improvement in working capital. Cash used in investing and financing activities for the year ended December 31, 2013 was approximately $4.7 million primarily due to the payments of $2.7 million of contingent consideration, $1.5 million of principal payments of seller notes, and $0.5 million of net principal payments on bank debt. Cash used in investing activities for the year ended December 31, 2012 was approximately $7.7 million primarily due to the purchase of NEP for $7.9 million. Cash provided by financing activities in 2012 was $5.4 million due to the $10.5 million we borrowed to purchase NEP. This increase in financing was offset by cash outflows to fund contingent consideration payments of $2.3 million and seller notes of $3.0 million during 2012.

EBITDA, representing net income or loss before interest, income taxes, depreciation and amortization for the year ended December 31, 2013 was $2.3 million as compared to $1.6 million for the same period in the prior year. Please refer to the section below discussing non-GAAP financial measures for a reconciliation of non-GAAP measures to the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Comparison of December 31, 2012 to December 31, 2011

	December 31,
	2012	2011	Increase (Decrease)
Cash and cash equivalents	$3,307,822	$1,837,801	$1,470,021	80%
Trade accounts receivable, net	7,242,603	3,603,634	3,638,969	101
Days sales outstanding	65	61	4	7
Working capital (deficit)	(2,464,718)	(3,996,690)	(1,531,972)	(38)
Stockholders’ equity	26,710,127	20,619,101	6,091,026	30

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

Contractual Obligations and Other Commercial Commitments

The table below summarizes our gross contractual obligations and other commercial commitments as of December 31, 2013. As of December 31, 2013, we did not have any significant purchase obligations other than our operating leases.

Contractual Obligations	2014	2015-2016	2017 - 2018	2019 and thereafter	Total
Principal balance of long-term debt and notes payable	$978,000	$2,582,000	$5,190,000	$1,750,000	$10,500,000
Operating and capital leases	675,000	1,310,000	1,002,000	1,326,000	4,313,000
Fair value of accrued contingent consideration	1,000,000	-	-	—	1,000,000
Total contractual obligations	$2,653,000	$3,892,000	$6,192,000	$3,076,000	$15,813,000

Use of Non-GAAP Financial Measures

In this Annual Report on Form 10-K, we provide certain “non-GAAP financial measures”. A non-GAAP financial measure refers to a numerical financial measure that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable financial measure calculated and presented in accordance with GAAP in our accompanying consolidated financial statements. In this Annual Report on Form 10-K, we provide EBITDA and adjusted EBITDA as additional information relating to our operating results. These non-GAAP measures exclude expenses related to share-based compensation, depreciation related to our fixed assets, amortization expense related to acquisition-related assets and other assets, interest expense on bank borrowings, notes payable to sellers and contingent consideration, interest income on invested funds and notes receivable, and income taxes. Management uses these non-GAAP measures for internal reporting and bank reporting purposes. We have provided these non-GAAP financial measures in addition to GAAP financial results because we believe that these non-GAAP financial measures provide useful information to certain investors and financial analysts in assessing our operating performance due to the following factors:

—

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

—

Although share-based compensation is an important aspect of the compensation of our employees and executives, share-based compensation expense is generally fixed at the time of grant, then amortized over a period of several years after the grant of the share-based instrument, and generally cannot be changed or influenced by management after the grant;

—

We do not acquire intangible assets on a predictable cycle. Our intangible assets relate solely to business acquisitions. Amortization costs are fixed at the time of an acquisition, are then amortized over a period of several years after the acquisition and generally cannot be changed or influenced by management after the acquisition;

—

We do not regularly incur capitalized software and website costs. Our capitalized software costs relate primarily to the build-out of our exchanges. Amortization costs are fixed at the time the costs are incurred and are then amortized over a period of several years and generally cannot be changed or influenced by management after the initial costs are incurred;

—

We do not regularly invest in fixed assets. Our fixed assets relate primarily to computer and office equipment and furniture and fixtures. Depreciation costs are fixed at the time of purchase and are then depreciated over several years and generally cannot be changed or influenced by management after the purchase;

—

We do not regularly enter into bank debt, seller notes and/or pay interest on contingent consideration. Our seller notes and contingent consideration relate to acquisition activities. Interest expense is fixed at the time of purchase and recorded over the life of the lease and generally cannot be changed or influenced by management after the purchase;

—

We do not regularly earn interest on our cash accounts and notes receivable. Our cash is invested in U.S. Treasury funds and has not yielded material returns to date and these returns generally cannot be changed or influenced by management; and

—

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

	For the Years Ended December 31,
	2013	2012	2011
GAAP net (loss) income	$(2,319,422)	$5,290,692	$(46,477)
Add: Interest expense, net	1,081,754	547,075	1,526
Add: Income taxes (benefit)	(623,074)	(7,479,136)	138,224
Add: Amortization of intangibles	3,899,033	3,022,097	1,347,135
Add: Amortization of other assets	36,030	42,289	126,953
Add: Depreciation	221,674	217,235	146,946
Non-GAAP EBITDA	$2,295,995	$1,640,252	$1,714,307
Add: Stock-based compensation	599,554	465,835	609,820
Non-GAAP adjusted EBITDA	$2,895,549	$2,106,087	$2,324,127

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

The most judgmental estimates affecting our consolidated financial statements are those relating to revenue recognition and the estimate of actual energy delivered from the bidder to the lister of such energy; stock-based compensation; the valuation of intangible assets and goodwill; the valuation of contingent consideration; impairment of long-lived assets; and estimates of future taxable income as it relates to the realization of our net deferred tax assets. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates; future results of operations may be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our accompanying consolidated financial statements. Refer to Note 2 of our consolidated financial statements filed herewith for a description of our accounting policies.

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

We record brokerage commissions based on actual usage data obtained from the energy supplier for that accounting period, or to the extent actual usage data is not available, based on the estimated amount of electricity and gas delivered to the energy consumers for that accounting period. We develop our estimates on a quarterly basis based on the following criteria:

—	Payments received prior to the issuance of the consolidated financial statements;
—	Usage updates from energy suppliers;
—	Usage data from utilities;
—	Comparable historical usage data; and
—	Historical variances to previous estimates.

To the extent usage data cannot be obtained, we estimate revenue as follows:

—	Historical usage data obtained from the energy consumer in conjunction with the execution of the auction;
—	Geographic/utility usage patterns based on actual data received;

—	Analysis of prior year usage patterns; and
—	Specific review of individual energy supplier/location accounts.

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

Retail Natural Gas Transactions

There are two primary fee components to our retail natural gas services: transaction fees and management fees. Transaction fees are billed to and paid by the energy supplier awarded business on the platform. These fees are established prior to award and are the same for each supplier. For the majority of our natural gas transactions, we bill the supplier upon the conclusion of the transaction based on the estimated energy volume transacted for the entire award term multiplied by the transaction fee. Management fees are paid by our energy consumers and are generally billed on a monthly basis for services rendered based on terms and conditions included in contractual arrangements. While substantially all of our retail natural gas transactions are accounted for in accordance with this policy, a significant percentage is accounted for as the natural gas is consumed by the energy consumer and recognized as revenue in accordance with the retail electricity transaction revenue recognition methodology described above.

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

Revenue Estimation

Our estimates in relation to revenue recognition affect revenue and sales and marketing expense as reflected on our statements of operations, and trade accounts receivable and accrued commission accounts as reflected on our accompanying consolidated balance sheets. For any quarterly reporting period, we may not have actual usage data for certain energy suppliers and will need to estimate revenue. We initially record revenue based on the energy consumers’ historical usage profile. At the end of each reporting period, we adjust this historical profile to reflect actual usage for the period and estimate usage where actual usage is not available. For the year ended December 31, 2013, we estimated usage for approximately 9% of our revenue resulting in a negative 0.3%, or approximately $105,000, adjustment to decrease revenue. This decrease in revenue resulted in an approximate $16,000 decrease in sales and marketing expense related to third party commission expense associated with those revenues. Corresponding adjustments were made to trade accounts receivable and accrued commissions, respectively. A 1% difference between this estimate and actual usage would have an approximate $32,000 effect on our revenue for the year ended December 31, 2013.

Energy Efficiency Services

Our Energy efficiency services segment is primarily project driven where we identify efficiency measures that energy consumers can implement to reduce their energy usage. We present retrofit opportunities to customers, get approval from them to proceed and submit the proposal to the local utility for pre-approval and determination of available incentives. Once the utility approves funding for the project, we install the equipment, typically new heating, ventilation or air conditioning equipment, or replace lighting fixtures to more efficient models. We recognize revenue for Energy efficiency services when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. Due to the short-term nature of projects (typically two to three weeks), we utilize the completed-contract method. We also assess multiple contracts entered into by the same customer in close proximity to determine if the contracts should be combined for revenue recognition purposes. Revenues are recognized based upon factors such as passage of title, installation, payments and customer acceptance.

Allowance for Doubtful Accounts

We provide for an allowance for doubtful accounts on a specifically identified basis, as well as through historical experience applied to an aging of accounts, if necessary. Trade accounts receivable are written off when deemed uncollectible. To date write-offs have not been material.

Intangible Assets

We use assumptions in establishing the initial carrying value, fair value and estimated lives of its intangible assets. The criteria used for these assumptions include management’s estimate of the asset’s continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, as well as the strategic significance of any identifiable intangible asset in our business objectives. If assets are considered impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Useful lives and related amortization expense are based on an estimate of the period that the assets will generate revenues or otherwise be used by us. Factors that would influence the likelihood of a material change in our reported results include significant changes in the asset’s ability to generate positive cash flow, a significant decline in the economic and competitive environment on which the asset depends and significant changes in the our strategic business objectives.

Intangible assets consist of customer relationships and contracts, purchased technology and other intangibles, and are stated at cost less accumulated amortization. Intangible assets with a finite life are amortized using the straight-line method over their estimated useful lives, which range from one to ten years.

Impairment of Long-Lived and Intangible Assets

In accordance with ASC 350, we periodically reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable or that the useful lives of those assets are no longer appropriate. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. No impairment of our long-lived assets was recorded as no change in circumstances indicated that the carrying value of the assets was not recoverable during the years ended December 31, 2013 and 2012.

Goodwill & Indefinite-Lived Assets

We use assumptions in establishing the initial carrying value and fair value of our goodwill and indefinite-lived intangibles. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired businesses. Indefinite-lived intangibles are intangible assets whose useful lives are indefinite in that their lives extend beyond the foreseeable horizon – that is there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the reporting entity. We account for these items in accordance with the Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Other” (“ASC 350”), under which goodwill and intangible assets having indefinite lives are not amortized but instead are assigned to reporting units and tested for impairment annually or more frequently if changes in circumstances or the occurrence of events indicate possible impairment.

We perform our annual impairment test at the end of the fourth fiscal quarter of each year, or earlier, if indicators of potential impairment exist. This impairment test is performed for each of our segments – Energy procurement and Energy efficiency services – which have been determined to be our reporting units. The impairment test for goodwill and indefinite-lived intangibles is a three-step process. Step 0 gives entities the option of first performing a qualitative assessment to test for impairment on a reporting-unit-by-reporting-unit basis. If after performing the qualitative assessment, an entity concludes that it is more-likely-than-not (“MLTN”, typically quantified as a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, then the entity would perform a two-step impairment test. However, if, after applying the qualitative assessment, the entity concludes that it is not MLTN that the fair value is less than the carrying amount, the two step impairment test is not required. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill to be recorded as an impairment loss. To determine the fair value of each of the reporting units as a whole, we use a discounted cash flow analysis, which requires significant assumptions and estimates about the future operations of each reporting unit. Significant judgments inherent in this analysis include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates. The cash flows employed in the discounted cash flow analyses are based on financial forecasts developed by management. The discount rate assumptions are based on an assessment of our risk adjusted discount rate, applicable for each reporting unit. In assessing the reasonableness of the determined fair values of the reporting units, we evaluate our results against our current market capitalization.

As of December 31, 2013 and 2012, we performed a step one analysis on both the energy procurement and energy efficiency services reporting units and determined that their indicated fair values substantially exceeded their carrying values. We relied on a weighted average cost of capital of 15.75% and 16.15% for each reporting unit as of December 31, 2013 and 2012, respectively, which takes into consideration certain specific small company premiums. We utilized a long-term growth rate of approximately 8% and 3% for the energy procurement and 15% and 20% efficiency services reporting units as of December 31, 2013 and 2012, respectively, and assumed a combined tax rate of 40% for both units and in both years.

As of December 31, 2013, we performed a step one analysis on our indefinite-life intangibles related to our Energy efficiency services segment customer relationships. Indefinite-life was assigned to our prime contractor relationships with the customer base in the Norwich Public (“Norwich”) and United Illuminated (“UI”) utility regions (“Prime”) and our relationships with the customer base within the Connecticut, Light and Power, UI and Norwich regions as a subcontractor (“Subcontractor”) at the NES acquisition date. The fair value of both the Prime and Subcontractor relationships exceeded their carrying values. We relied on a weighted average cost of capital of 16.6% for the Prime relationship and 15.7% for the subcontractor relationship as of December 31, 2013, which takes into consideration certain specific small company premiums. We utilized a long-term growth rate of approximately 10% for both the Prime and Subcontractor relationships and assumed a combined tax rate of 40% for both.  As of December 31, 2012, we performed a qualitative assessment of its indefinite-lived intangibles related to its Energy efficiency services segment customer relationships and determined that it was not likely that the fair value of a reporting unit was less than its carrying value.

Deferred Revenue and Customer Advances

Deferred revenue and customer advances arise when energy suppliers pay us a commission prior to us meeting all the requirements necessary to recognize revenue.

Warranty

Our Energy efficiency services segment provides our customers a one year warranty for all parts and labor in its installation workmanship. We have determined primarily from historical information and management’s judgment, that warranty costs are immaterial and no estimate for warranty cost is required at the time revenue is recognized. Should actual warranties differ from our estimates, an estimated warranty liability would be required.

Income Taxes

In accordance with ASC 740, Income Taxes (“ASC 740”), deferred tax assets and liabilities are determined at the end of each period based on the future tax consequences that can be attributed to net operating loss carryforwards, as well as differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax basis. Deferred income tax expense or credits are based on changes in the asset or liability from period to period. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income. In assessing the requirement of a valuation allowance, we consider past performance, expected future taxable income, and qualitative factors which we consider to be appropriate in estimating future taxable income. Our forecast of expected future taxable income is for future periods that can be reasonably estimated. Results that differ materially from current expectations may cause us to change its judgment on future taxable income and the necessity of a tax valuation allowance.

We have reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by the taxing authority in accordance with ASC 740’s recognition and measurement standards. At December 31, 2013, there are no expected material, aggregate tax effects of differences between tax return positions and the benefits recognized in our consolidated financial statements. We account for interest and penalties related to uncertain tax positions as part of its provision for income taxes.

Stock-based Compensation

We recognize the compensation from stock-based awards on a straight-line basis over the requisite service period of the award. Stock-based awards to employees consisted of grants of stock options for the years ended December 31, 2013, 2012 and 2011 and grants of restricted stock for the years ended December 31, 2013 and 2012, respectively. The restrictions on the restricted stock lapse over the vesting period. The vesting period of stock-based awards is determined by the board of directors, and is generally four years for employees.

We account for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured. There were no equity instruments granted to non-employees for the year ended December 31, 2013. For the years ended December 31, 2012 and 2011 stock-based awards to non-employees consisted of grants of stock warrants. The vesting period of stock warrants granted ranged from one to seven years.

Fair Value Measurements

We follow ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for fair value measurements. ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value, which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The hierarchy established under ASC 820 gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

Level 1 — Pricing inputs are quoted prices available in active markets for identical investments as of the reporting date. As required by ASC 820-10, we do not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably impact the quoted price.

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

Recent Accounting Pronouncements

In July 2013, Accounting Standards Update (“ASU”) 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" was issued, which defines the presentation requirements of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted and retrospective application is permitted but not required. We do not expect the application of this ASU to have an impact on its consolidated financial statements.

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

Not Applicable.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements listed in Item 15(a) are incorporated herein by reference and are filed as a part of this report and follow the signature page to this Annual Report on Form 10-K on page 43.

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Internal Control Over Financial Reporting

a) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used the criteria set forth by the COSO in the Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

Remediation Steps Taken to Address Prior Material Weakness

In March 2013, our management concluded that, as of December 31, 2012, our internal control over financial reporting was not effective based on the COSO criteria and that we had a material weakness. In making this assessment, the Company’s management used the criteria set forth by the COSO in Internal Control-Integrated Framework in 1992. A “material weakness” is defined as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

As soon as we learned of the material weakness, we began taking steps intended to remediate this material weakness and to improve our control processes and procedures with respect to revenue recognition in general as part of our efforts to become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These activities included:

—	implementing a revised accounting policy for our mid-market product-line;
—	establishing new policies, procedures and controls to ensure the new policy is administered correctly;
—

evaluating the proper organizational structure, including hiring a sufficient complement of personnel with the requisite knowledge and expertise of revenue recognition accounting standards under U.S. GAAP; and

—	to the extent necessary, hiring consultants with accounting expertise with specific expertise with revenue recognition.

In particular, our remediation steps were designed to ensure that the recording of revenue recognition for certain commission payments is appropriate.  Management believes that the remediation steps implemented during 2013 successfully remediated the specific issues identified as a material weakness in 2012.  Specifically, we revised our revenue recognition policy for our mid-market product line, established new policies, procedures and controls to ensure the new policy was administered correctly, and have hired additional personnel and reassigned existing personnel to ensure that the issues identified in the previous year were remediated. We concluded that it was not necessary to hire consultants based on the successful execution of the other aforementioned remediation steps.

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

c) Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting, other than those described above, that occurred during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

For a list of the financial information included herein, see “Index to Consolidated Financial Statements” on page 44 of this Annual Report on Form 10-K.

(a)(2) Financial Statements Schedules

All schedules are omitted because they are not applicable or the required information is included in the accompanying consolidated financial statements or notes thereto.

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

WORLD ENERGY SOLUTIONS, INC.
By:	/s/ Philip Adams	March 31, 2014
Philip Adams
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Philip Adams	Chief Executive Officer and Director	March 31, 2014
Philip Adams

/s/ James Parslow	Chief Financial Officer	March 31, 2014
James Parslow

/s/ Edward Libbey	Chairman of the Board and Director	March 31, 2014
Edward Libbey

/s/ Peter Londa	Director	March 31, 2014
Peter Londa

/s/ Ralph Sheridan	Director	March 31, 2014
Ralph Sheridan

/s/ Sean Sweeney	Director	March 31, 2014
Sean Sweeney

/s/ John Wellard	Director	March 31, 2014
John Wellard

/s/ Thad Wolfe	Director	March 31, 2014
Thad Wolfe

WORLD ENERGY SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

World Energy Solutions, Inc.

Worcester, Massachusetts

We have audited the accompanying consolidated balance sheets of World Energy Solutions, Inc. (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Energy Solutions, Inc. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

Boston, Massachusetts

March 31, 2014

WORLD ENERGY SOLUTIONS, INC.

Consolidated Balance Sheets

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,725,136	$3,307,822
Trade accounts receivable, net	7,738,141	7,242,603
Inventory	415,770	154,626
Current portion of deferred tax asset	901,350	1,632,280
Prepaid expenses and other current assets	477,406	361,813
Total current assets	11,257,803	12,699,144
Property and equipment, net	573,778	639,839
Intangible assets, net	15,193,965	19,092,998
Goodwill	16,167,834	16,167,834
Deferred tax asset, net of current portion	7,198,984	5,844,980
Other assets, net	687,098	685,867
Total assets	$51,079,462	$55,130,662
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,697,798	$1,044,459
Accrued commissions	1,567,839	1,052,802
Accrued compensation	2,119,784	2,494,404
Accrued contingent consideration	1,000,000	3,792,505
Accrued expenses and other current liabilities	1,242,274	1,390,188
Deferred revenue and customer advances	3,546,380	1,929,377
Current portion of related party subordinated notes payable	500,000	1,500,000
Current portion of long-term debt, net of unamortized debt discount of $0 at December 31, 2013 and $39,873 at December 31, 2012	477,712	1,960,127
Total current liabilities	12,151,787	15,163,862
Long-term debt, net of current portion, net of unamortized debt discount of $0 at December 31, 2013 and $89,714 at December 31, 2012	5,522,288	4,410,286
Subordinated note payable	4,000,000	4,000,000
Deferred revenue and customer advances, net of current portion	3,910,035	3,379,635
Accrued contingent consideration, net of current portion	-	966,752
Related party subordinated notes payable, net of current portion	-	500,000
Other liabilities	14,768	-
Total liabilities	25,598,878	28,420,535
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.0001 par value; 30,000,000 shares authorized; 12,178,366 shares issued and 12,120,338 shares outstanding at December 31, 2013, and 11,998,313 shares issued and 11,949,376 shares outstanding at December 31, 2012	1,212	1,195
Additional paid-in capital	44,894,961	43,770,108
Accumulated deficit	(19,156,245)	(16,836,823)
Treasury stock, at cost; 58,028 shares at December 31, 2013 and 48,937 shares at December 31, 2012	(259,344)	(224,353)
Total stockholders’ equity	25,480,584	26,710,127
Total liabilities and stockholders’ equity	$51,079,462	$55,130,662

The accompanying notes are an integral part of these consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2013	2012	2011
Revenue:
Brokerage commissions, transaction fees and efficiency projects	$33,927,370	$30,824,446	$19,525,121
Management fees	749,745	954,391	999,446
Total revenue	34,677,115	31,778,837	20,524,567
Cost of revenue	9,316,591	10,069,357	4,009,995
Gross profit	25,360,524	21,709,480	16,514,572
Operating expenses:
Sales and marketing	19,427,779	15,482,723	10,631,035
General and administrative	7,814,933	7,927,889	5,790,264
Total operating expenses	27,242,712	23,410,612	16,421,299
Operating (loss) income	(1,882,188)	(1,701,132)	93,273
Other (expense) income:
Other income	21,446	59,763	-
Interest income	6,358	-	51,245
Interest expense	(1,088,112)	(547,075)	(52,771)
Other expense, net	(1,060,308)	(487,312)	(1,526)
(Loss) income before income taxes	(2,942,496)	(2,188,444)	91,747
Income tax benefit (expense)	623,074	7,479,136	(138,224)
Net (loss) income	$(2,319,422)	$5,290,692	$(46,477)
Net (loss) income per common share — basic and diluted	$(0.19)	$0.44	$-
Weighted average shares outstanding — basic	11,998,019	11,901,172	10,521,910
Weighted average shares outstanding — diluted	11,998,019	11,958,689	10,521,910

The accompanying notes are an integral part of these consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2013, 2012, and 2011

	Common Stock		Treasury Stock		Additional		Total
	Number of Shares	$0.0001 Par Value	Number of Shares	Stated at Cost	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance, January 1, 2011	9,155,281	$916	45,025	$(209,940)	$33,502,074	$(22,081,038)	$11,212,012
Stock-based compensation	-	-	-	-	609,820	-	609,820
Issuance of common stock in connection with restricted stock grants less common stock withheld	17,596	1	3,269	(11,663)	(1)	-	(11,663)
Issuance of common stock in connection with private placement, net	1,520,001	152	-	-	5,303,827	-	5,303,979
Issuance of common stock in connection with acquisitions, net	1,083,209	108	-	-	3,462,014	-	3,462,122
Exercise of stock options	76,938	8	-	-	89,300	-	89,308
Net loss	-	-	-	-	-	(46,477)	(46,477)
Balance, December 31, 2011	11,853,025	1,185	48,294	(221,603)	42,967,034	(22,127,515)	20,619,101
Stock-based compensation	-	-	-	-	465,835	-	465,835
Fair value of warrants issued	-	-	-	-	139,555	-	139,555
Issuance of common stock in connection with restricted stock grants less common stock withheld	11,688	1	643	(2,750)	(1)	-	(2,750)
Exercise of stock options	69,813	7	-	-	197,687	-	197,694
Exercise of stock warrants	14,850	2	-	-	(2)	-	-
Net income	-	-	-	-	-	5,290,692	5,290,692
Balance, December 31, 2012	11,949,376	1,195	48,937	(224,353)	43,770,108	(16,836,823)	26,710,127
Stock-based compensation	-	-	-	-	599,554	-	599,554
Issuance of common stock in connection with restricted stock grants less common stock withheld	32,510	3	9,091	(34,991)	(2)	-	(34,990)
Issuance of common stock in connection with contingent consideration paid in acquisition	76,577	8	-	-	325,442	-	325,450
Exercise of stock options	61,875	6	-	-	199,859	-	199,865
Net loss	-	-	-	-	-	(2,319,422)	(2,319,422)
Balance, December 31, 2013	12,120,338	$1,212	58,028	$(259,344)	$44,894,961	$(19,156,245)	$25,480,584

The accompanying notes are an integral part of these consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(2,319,422)	$5,290,692	$(46,477)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,156,737	3,281,621	1,621,034
Deferred income taxes	(623,074)	(7,564,993)	87,733
Stock-based compensation	599,554	465,835	609,820
Loss on disposal of property and equipment	11,177	-	-
Gain on sale of investment	-	(53,106)	-
Non-cash interest expense on warrants related to debt discount	129,587	9,968	-
Interest on accrued contingent consideration	33,206	100,275	-
Interest on note receivable	-	-	(53,526)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Trade accounts receivable, net	(495,538)	(2,685,195)	(66,698)
Inventory	(261,144)	133,548	(286,299)
Prepaid expenses and other assets	(115,593)	(588,166)	(154,479)
Accounts payable	653,339	223,370	557,343
Accrued commissions	515,037	71,197	118,427
Accrued compensation	(374,620)	54,719	139,235
Accrued contingent consideration	(781,465)	(50,000)	54,169
Accrued expenses and other current liabilities	(139,405)	707,126	377,629
Deferred revenue and customer advances	2,147,403	4,389,657	689,816
Net cash provided by operating activities	3,135,779	3,786,548	3,647,727
Cash flows from investing activities:
(Increase) decrease in other assets	(37,261)	-	(43,613)
Cash paid for acquisitions	-	(8,110,959)	(10,404,382)
Proceeds from (cash payment for) sale of investment	-	770,042	(216,666)
Purchases of property and equipment, net of disposals	(145,374)	(403,906)	(17,540)
Net cash used in investing activities	(182,635)	(7,744,823)	(10,682,201)
Cash flows from financing activities:
Proceeds from exercise of stock options	199,865	197,694	89,308
Proceeds from the sale of common stock, net	-	-	5,303,979
Purchase of treasury stock	(34,990)	(2,750)	(11,663)
Proceeds from issuance of long-term debt	6,000,000	10,500,000	-
Principal payments on long term debt	(6,500,000)	-	-
Principal payments on notes payable	(1,500,000)	(3,000,000)	(53,709)
Payments of contingent consideration	(2,685,548)	(2,250,000)	-
Principal payments on capital lease obligations	(15,157)	(16,648)	(14,928)
Net cash (used in) provided by financing activities	(4,535,830)	5,428,296	5,312,987
Net (decrease) increase in cash and cash equivalents	(1,582,686)	1,470,021	(1,721,487)
Cash and cash equivalents, beginning of year	3,307,822	1,837,801	3,559,288
Cash and cash equivalents, end of year	$1,725,136	$3,307,822	$1,837,801

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s accompanying consolidated financial statements include its wholly-owned subsidiary World Energy Securities Corp. All intercompany accounts and transactions have been eliminated in consolidation.

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

The Company’s most judgmental estimates affecting its accompanying consolidated financial statements are those relating to revenue recognition and the estimate of actual energy delivered from the bidder to the lister of such energy; stock-based compensation; the valuation of intangible assets and goodwill; the valuation of contingent consideration; impairment of long-lived assets; warranty liability; and estimates of future taxable income as it relates to the realization of the Company’s net deferred tax assets. The Company regularly evaluates its estimates and assumptions based upon historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates; future results of operations may be affected.

Revenue Recognition

Retail Electricity Transactions

The Company earns a monthly commission on energy sales contracted through its online auction platform from each bidder or energy supplier based on the energy usage transacted between the bidder and lister or energy consumer. The Company’s commissions are not based on the retail price for electricity; rather on the amount of energy consumed. Commissions are calculated based on the energy usage transacted between the energy supplier and energy consumer multiplied by the Company’s contractual commission rate. The contractual commission rate is negotiated with the energy consumer on a procurement-by-procurement basis based on energy consumer specific circumstances, including the size of auction, the effort required to organize and run the respective auction and competitive factors, among others. Revenue from commissions is recognized as earned on a monthly basis over the life of each contract as energy is consumed, provided there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, has been successfully demonstrated.

The Company records brokerage commissions based on actual usage data obtained from the energy supplier for that accounting period, or to the extent actual usage data is not available, based on the estimated amount of electricity and gas delivered to the energy consumers for that accounting period. The Company develops its estimates on a quarterly basis based on the following criteria:

Payments received prior to the issuance of the consolidated financial statements;

Usage updates from energy suppliers;

Usage data from utilities;

Comparable historical usage data; and

Historical variances to previous estimates.

To the extent usage data cannot be obtained, the Company estimates revenue as follows:

Historical usage data obtained from the energy consumer in conjunction with the execution of the auction;

Geographic/utility usage patterns based on actual data received;

Analysis of prior year usage patterns; and

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

The Company does not invoice its electricity energy suppliers for monthly commissions earned and, therefore, it classifies a substantial portion of its receivables as “unbilled.” Unbilled accounts receivable represents management’s best estimate of energy provided by the energy suppliers to the energy consumers for a specific completed time period at contracted commission rates and is made up of two components. The first component represents energy usage for which the Company has received actual data from the supplier and/or the utility but for which payment has not been received at the balance sheet date. The majority of the Company’s contractual relationships with energy suppliers require them to supply actual usage data to the Company on a monthly basis and remit payment to the Company based on that usage. The second component represents energy usage for which the Company has not received actual data, but for which it has estimated usage. Commissions paid in advance by certain energy suppliers are recorded as deferred revenue and amortized to commission revenue on a monthly basis on the energy exchanged that month.

Retail Natural Gas Transactions

There are two primary fee components to the Company’s retail natural gas services: transaction fees and management fees. Transaction fees are billed to and paid by the energy supplier awarded business on the platform. These fees are established prior to award and are the same for each supplier. For the majority of the Company’s natural gas transactions, the supplier is billed upon the conclusion of the transaction based on the estimated energy volume transacted for the entire award term multiplied by the transaction fee. Management fees are paid by the Company’s energy consumers and are generally billed on a monthly basis for services rendered based on terms and conditions included in contractual arrangements. While substantially all of the Company’s retail natural gas transactions are accounted for in accordance with this policy, a significant percentage are accounted for as the natural gas is consumed by the customer and recognized as revenue in accordance with the retail electricity transaction revenue recognition methodology described above.

Mid-Market Transactions

The Company earns a monthly commission on energy sales from each energy supplier based on the energy usage transacted between the energy supplier and energy consumer. The commissions are not based on the retail price for electricity but rather on the amount of energy consumed. Commissions are calculated based on the energy usage transacted between the energy supplier and energy consumer multiplied by the Company’s contractual commission rate. Revenue from commissions is recognized as earned over the life of each contract as energy is consumed, provided there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the fee is reasonably assured, and customer acceptance criteria, if any, has been successfully demonstrated. The Company generally recognizes revenue on these transactions when it has received verification from the electricity supplier of the end-users power usage and electricity supplier’s subsequent collection of the fees billed to the end user. The verification is generally accompanied with payment of the agreed upon fee to the Company, at which time the revenue is recognized. Commissions paid in advance are recorded as customer advances and are recognized monthly as commission revenue based on the energy exchanged that month. To the extent the Company does not receive verification of actual energy usage or it cannot reliably estimate what actual energy usage was for a given period, revenue is deferred until usage and collection data is received from the energy supplier. To the extent that the Company does not receive actual usage data from the energy supplier, it will recognize revenue at the end of the contract flow date. In October 2012, the Company acquired Northeast Energy Partners, LP (“NEP”). NEP recognizes revenue monthly as energy flows from the energy supplier to the end user. The Company can reliably estimate actual energy usage based on historical usage data compiled by NEP.

Demand Response Transactions

Demand response transaction fees are recognized when the Company receives confirmation from the demand response provider (“DRP”) that the energy consumer has performed under the applicable Regional Transmission Organization (“RTO”) or Independent Service Operator (“ISO”) program requirements. The energy consumer is either called to perform during an actual curtailment event or is required to demonstrate its ability to perform in a test event during the performance period. For PJM Interconnection (“PJM”), an RTO that coordinates the movement of wholesale electricity in all or parts of 13 states and the District of Columbia, the performance period is June through September in a calendar year. Test results are submitted to PJM by the DRPs and the Company receives confirmation of the energy consumer’s performance in the fourth quarter. DRPs typically pay the Company ratably on a quarterly basis throughout the demand response fiscal (June to May) year. As a result, a portion of the revenue the Company recognizes is reflected as unbilled accounts receivable.

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

Revenue Estimation

The Company’s estimates in relation to revenue recognition affect revenue and sales and marketing expense as reflected on its consolidated statements of operations, and trade accounts receivable and accrued commission accounts as reflected on its consolidated balance sheets. For any quarterly reporting period, the Company may not have actual usage data for certain energy suppliers and will need to estimate revenue. Revenue is initially recorded based on the energy consumers’ historical usage profile. At the end of each reporting period, the Company adjusts this historical profile to reflect actual usage for the period and estimate usage where actual usage is not available. For the year ended December 31, 2013, the Company estimated usage for approximately 9% of its revenue resulting in a negative 0.3%, or approximately $105,000, adjustment to decrease revenue. This decrease in revenue resulted in an approximate $16,000 decrease in sales and marketing expense related to third party commission expense associated with those revenues. Corresponding adjustments were made to trade accounts receivable and accrued commissions, respectively. A 1% difference between this estimate and actual usage would have an approximate $32,000 effect on the Company’s revenue for the year ended December 31, 2013.

Energy Efficiency Services

The Company’s Energy efficiency services segment is primarily project driven where the Company identifies efficiency measures that energy consumers can implement to reduce their energy usage. The Company presents retrofit opportunities to customers, get approval from them to proceed and submit the proposal to the local utility for pre-approval and determination of available incentives. Once the utility approves funding for the project, the Company installs the equipment, typically new heating, ventilation or air conditioning equipment, or replace lighting fixtures to more efficient models. The Company recognizes revenues for energy efficiency services when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. Due to the short-term nature of projects (typically two to three weeks), the Company utilizes the completed-contract method. The Company also assesses multiple contracts entered into by the same customer in close proximity to determine if the contracts should be combined for revenue recognition purposes. Revenues are recognized based upon factors such as passage of title, installation, payments and customer acceptance.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of 90 days or less to be cash equivalents.

Concentration of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company has no material off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. The Company places its cash with primarily two institutions, which management believes are of high credit quality. As of December 31, 2013, all of the Company’s cash is held in interest bearing accounts.

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

The following represents revenue and trade accounts receivable from bidders exceeding 10% of the total in each category:

	Revenue for the year ended December 31,			Trade accounts receivable as of December 31,
Bidder	2013	2012	2011	2013	2012
A	8%	9%	11%	10%	7%
B	12%	11%	13%	12%	11%
C	8%	7%	6%	10%	6%

In addition to its direct relationship with bidders, the Company also has direct contractual relationships with listers for the online procurement of certain of their energy, demand response or environmental needs. These listers are primarily large businesses and government organizations and do not have a direct creditor relationship with the Company. For the years ended December 31, 2013 and 2012, no energy consumer represented more than 10% individually of the Company’s aggregate revenue.

Inventory

Inventory is maintained in the Company’s Energy efficiency services segment and consists of prepaid expendables and project materials. Prepaid expendables represents consumable components that are used in project installations and are stated at the lower of cost or market, with cost being determined on a first-in, first-out (FIFO) basis. Historical inventory usage and current trends are considered in estimating both excess and obsolete inventory. To date, there have been no material write-downs of inventory and therefore no allowance for excess or obsolete inventory was recorded at December 31, 2013 and 2012. Project materials represent direct costs incurred on projects-in-process as of each reporting period.

Inventory consists of the following:

	December 31,
	2013	2012
Prepaid expendables	$55,563	$32,419
Project materials	360,207	122,207
Total inventory	$415,770	$154,626

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets or the life of the related lease, whichever is shorter, which range from 3 to 10 years.

Investment / Convertible Note Receivable

In 2010, the Company made a strategic investment in the form of a two-year $650,000 convertible note with Retroficiency, Inc. (“Retroficiency”). The convertible note accrued interest at 9% per annum with principal and interest due at the end of the term on July 22, 2012. It included optional and automatic conversion rights to convert into Retroficiency shares at $0.54 per share and was subject to adjustment in certain circumstances. During the fourth quarter of 2011, Retroficiency executed a qualified financing in the form of Series A Preferred Stock at a price in excess of the Company’s conversion price and all principal and interest amounts outstanding under the convertible note receivable at the time of the financing were converted into Series A Preferred Stock. In March 2012, the Company sold its investment in Retroficiency at a premium to its carrying value. As a result, a gain of approximately $53,000 was recorded as other income in the accompanying consolidated statements of operations for the year ended December 31, 2012.

Other Assets

Certain acquired software and significant enhancements to the Company’s software are capitalized in accordance with Accounting Standards Codification (“ASC”) 350-40, “Internal-Use Software” (“ASC 350-40”). Internally developed software costs capitalized in 2013 amounted to $58,500. No internally developed software costs were capitalized in 2012 or 2011. The Company amortized internally developed and purchased software over the estimated useful life of the software (generally three years). During 2013, 2012 and 2011, approximately $2,000, $18,000 and $113,000 were amortized to cost of revenues, respectively. Accumulated amortization was approximately $1,223,000 and $1,221,000 at December 31, 2013 and 2012, respectively. Pre- and post- software implementation and configuration costs have historically been immaterial and charged to cost of revenue as incurred. In addition, $400,000 of certain long term prepaid partner payments are included in other assets at December 31, 2013, and $500,000 was included in the balance at December 31, 2012.

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

Impairment of Long-Lived and Intangible Assets

In accordance with ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”), the Company periodically reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable or that the useful lives of those assets are no longer appropriate. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. No impairment of the Company’s long-lived assets was recorded as no change in circumstances indicated that the carrying value of the assets was not recoverable during the years ended December 31, 2013 and 2012.

Goodwill & Indefinite-Lived Intangible Assets

The Company uses assumptions in establishing the initial carrying value and fair value of its goodwill and indefinite-lived intangibles. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired businesses. Indefinite-lived intangibles are intangible assets whose useful lives are indefinite in that their lives extend beyond the foreseeable horizon – that is there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the reporting entity. The Company accounts for these items in accordance with ASC 350, under which goodwill and intangible assets having indefinite lives are not amortized but instead are assigned to reporting units and tested for impairment annually or more frequently if changes in circumstances or the occurrence of events indicate possible impairment.

The Company performs its annual impairment test at the end of the fourth fiscal quarter of each year, or earlier, if indicators of potential impairment exist. This impairment test is performed for each of its segments – Energy procurement and Energy efficiency services – which have been determined to be the Company’s reporting units. The impairment test for goodwill and indefinite-lived intangibles is a three-step process. Step 0 gives entities the option of first performing a qualitative assessment to test for impairment on a reporting-unit-by-reporting-unit basis. If after performing the qualitative assessment, an entity concludes that it is more-likely-than-not (“MLTN”, typically quantified as a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, then the entity would perform a two-step impairment test. However, if, after applying the qualitative assessment, the entity concludes that it is not MLTN that the fair value is less than the carrying amount, the two step impairment test is not required. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill to be recorded as an impairment loss. To determine the fair value of each of the reporting units as a whole, the Company uses a discounted cash flow analysis, which requires significant assumptions and estimates about the future operations of each reporting unit. Significant judgments inherent in this analysis include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates. The cash flows employed in the discounted cash flow analyses are based on financial forecasts developed by management. The discount rate assumptions are based on an assessment of the Company’s risk adjusted discount rate, applicable for each reporting unit. In assessing the reasonableness of the determined fair values of the reporting units, the Company evaluates its results against its current market capitalization.

As of December 31, 2013 and 2012, the Company performed a step one analysis on both the energy procurement and energy efficiency services reporting units and determined that their indicated fair values substantially exceeded their carrying values. The Company relied on a weighted average cost of capital of 15.75% and 16.15% for each reporting unit as of December 31, 2013 and 2012, respectively, which takes into consideration certain specific small company premiums. The Company utilized a long-term growth rate of approximately 8% and 3% for the energy procurement and 15% and 20% efficiency services reporting units as of December 31, 2013 and 2012, respectively, and assumed a combined tax rate of 40% for both units and in both years.

As of December 31, 2013, the Company performed a step one analysis on the Company’s indefinite-life intangibles related to its Energy efficiency services segment customer relationships. Indefinite-life was assigned to the Company’s prime contractor relationships with the customer base in the Norwich Public (“Norwich”) and United Illuminated (“UI”) utility regions (“Prime”) and the Company’s relationships with the customer base within the Connecticut, Light and Power, UI and Norwich regions as a subcontractor (“Subcontractor”) at the NES acquisition date. The fair value of both the Prime and Subcontractor relationships exceeded their carrying values. The Company relied on a weighted average cost of capital of 16.6% for the Prime relationship and 15.7% for the subcontractor relationship as of December 31, 2013, which takes into consideration certain specific small company premiums. The Company utilized a long-term growth rate of approximately 10% for both the Prime and Subcontractor relationships and assumed a combined tax rate of 40% for both.  As of December 31, 2012, the Company performed a qualitative assessment of its indefinite-lived intangibles related to its Energy efficiency services segment customer relationships and determined that it was not likely that the fair value of a reporting unit was less than its carrying value.

Deferred Revenue and Customer Advances

Deferred revenue and customer advances arise when energy suppliers pay the Company a commission prior to the Company meeting all the requirements necessary to recognize revenue. Deferred revenue and customer advances expected to be recognized as revenue by year are approximately as follows:

Amount
2014	$3,546,000
2015	2,235,000
2016	1,143,000
2017	310,000
2018 and thereafter	222,000
Total deferred revenue and customer advances	$7,456,000

The following table provides a rollforward of deferred revenue and customer advances:

Amount
Balance at January 1, 2013	$5,309,000
Cash received	4,362,000
Revenue recognized	(2,215,000)
Balance at December 31, 2013	$7,456,000

Warranty

The Company’s Energy efficiency services segment provides its customers a one year warranty for all parts and labor in its installation workmanship. The Company has determined primarily from historical information and management’s judgment, that warranty costs are immaterial and no estimate for warranty cost is required at the time revenue is recognized. Should actual warranties differ from the Company’s estimates, an estimated warranty liability would be required.

Income Taxes

In accordance with ASC 740, “Income Taxes” (“ASC 740”), deferred tax assets and liabilities are determined at the end of each period based on the future tax consequences that can be attributed to net operating loss carryforwards, as well as differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax basis. Deferred income tax expense or credits are based on changes in the asset or liability from period to period. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income. In assessing the requirement of a valuation allowance, the Company considers past performance, expected future taxable income, and qualitative factors which the Company considers to be appropriate in estimating future taxable income. The Company’s forecast of expected future taxable income is for future periods that can be reasonably estimated. Results that differ materially from current expectations may cause the Company to change its judgment on future taxable income and the necessity of a tax valuation allowance.

The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by the taxing authority in accordance with ASC 740’s recognition and measurement standards. At December 31, 2013, there are no expected material, aggregate tax effects of differences between tax return positions and the benefits recognized in the Company’s consolidated financial statements. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes.

Stock-based Compensation

The Company recognizes the compensation from stock-based awards on a straight-line basis over the requisite service period of the award. Stock-based awards to employees consisted of grants of stock options for the years ended December 31, 2013, 2012 and 2011 and grants of restricted stock for the years ended December 31, 2013 and 2012, respectively. The restrictions on the restricted stock lapse over the vesting period. The vesting period of stock-based awards is determined by the board of directors, and is generally four years for employees.

The Company accounts for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured. There were no equity instruments granted to non-employees for the year ended December 31, 2013. For the years ended December 31, 2012 and 2011 stock-based awards to non-employees consisted of grants of stock warrants. The vesting period of stock warrants granted ranged from one to seven years.

Leases

Rent under non-cancelable operating leases that include scheduled rent increases are accounted for on a straight-line basis over the lease term.  Allowances and other lease incentives provided by the lessor are amortized on a straight-line basis as a reduction of rent expense.  The difference between straight-line expense and rent paid is recorded as a deferred rent liability in the consolidated balance sheet.

Advertising Expense

Advertising expense primarily includes promotional expenditures and is expensed as incurred. Advertising expenses incurred were approximately $229,000, $205,000 and $144,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Comprehensive Income (Loss)

ASC 220, “Comprehensive Income” (“ASC 220”), establishes standards for reporting and displaying comprehensive (loss) income and its components in financial statements. Comprehensive (loss) income is defined as the change in stockholders’ equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The comprehensive (loss) income for all periods presented consisted only of the reported net (loss) income.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses (including contingent consideration) and debt. The carrying amounts for these financial instruments reported in the consolidated balance sheets approximate their fair values.

Fair Value Measurements

The Company follows ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for fair value measurements. ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value, which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

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

Segment Reporting

ASC 280, “Segment Reporting” (“ASC 280”), establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the president and chief executive officer. The Company’s chief operating decision maker reviews the results of operations based on two industry segments: Energy procurement and Energy efficiency services.

Recent Accounting Pronouncements

In July 2013, Accounting Standards Update (“ASU”) 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" (“ASU 2013-11”), was issued which defines the presentation requirements of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted and retrospective application is permitted but not required. The Company does not expect the application of this ASU to have an impact on its consolidated financial statements.

NOTE 3 — ACQUISITIONS

The Company accounts for acquisitions using the purchase method in accordance with ASC 805, “Business Combinations.” The results of operations of acquisitions have been included in the accompanying consolidated financial statements as of the dates of the acquisition. There were no acquisitions in 2013.  Total cash paid for acquisitions was $8.1 million and $10.4 million in 2012 and 2011, respectively. The Company recognized $0.2 million and $0.7 million of total acquisition costs in 2012 and 2011, respectively, that were included in general and administrative expense in the accompanying consolidated statements of operations.

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

The Company funded the initial $7.9 million cash portion of the purchase price through the issuance of long-term debt. See Note 15 “Credit Arrangements” for details of long-term debt.

The fair value of the Notes payable to seller was recorded at the face amount of the Notes entered into at the date of acquisition due to their short-term maturity and market rate of interest. The Notes payable to seller bears interest at 4%. On October 1, 2013, the Company paid the first installment of $1,500,000 against the Notes payable to seller. As of December 31, 2013, $500,000 was outstanding under the Notes payable to seller, which is due on April 1, 2014.

As part of the total consideration, NEP could have earned up to $3.2 million in contingent consideration if certain performance criteria were met for the twelve months ending September 30, 2013. This potential contingent consideration consisted of $2.5 million in cash and 153,153 shares of common stock. As of December 31, 2012, the Company valued this contingent payment at $2.2 million, which was recorded within current liabilities as accrued contingent consideration in the consolidated balance sheet. In measuring the fair value of the contingent consideration, the Company assigned probabilities to the performance criteria, based among other things on the nature of the performance criteria and the Company’s due diligence performed at the time of the acquisition. On December 31, 2013 the Company paid $1.3 million in cash and issued 76,577 shares of common stock valued at $0.3 million which represented the final contingent consideration payment related to the acquisition. As a result, the Company recognized a $0.6 million reduction in general and administrative expense for the year ended December 31, 2013, eliminating the accrued contingent consideration related to this acquisition.

The following table summarizes the allocations of purchase price, which was finalized at December 31, 2012:

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

GSE

On October 31, 2011, the Company acquired substantially all of the assets and certain obligations of GSE Consulting, L.P. (“GSE”) for a maximum purchase price of $13.1 million. GSE is a Texas based energy management and procurement company. The purchase price was $8.6 million, consisting of $3.9 million in cash, $1.5 million in cash to pay off GSE debt, and 1.0 million shares of the Company’s Common Stock valued at $3.2 million. In addition, GSE could earn up to $4.5 million of contingent consideration in cash based on the achievement of certain annualized new booking and renewal rate targets to be measured over a two-year period through October 2013.

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

The fair value of the contingent consideration was based on the weighted probability of achievement of certain performance milestones. In measuring the fair value of the contingent consideration, the Company assigned probabilities to the performance criteria, based among other things on the nature of the performance criteria and the Company’s due diligence performed at the time of the acquisition. The contingent consideration was tied to the achievement of certain performance criteria for the 3-month period ended December 31, 2011 (“2011 GSE contingent consideration”), the twelve month period ended October 31, 2012 (“2012 GSE contingent consideration”) and the twelve month period ended October 31, 2013 (“2013 GSE contingent consideration”). The contingent consideration earns interest at 4% per annum, which is payable at each respective due date.

In January 2012, the Company paid $2.0 million to GSE representing full attainment of the 2011 GSE contingent consideration. In January 2013, the Company paid an additional $1.3 million to GSE representing its attainment of the annualized new booking target for the 2012 GSE contingent consideration. The renewal rate target for the 2012 GSE contingent consideration in the amount of $0.3 million was not attained but has been disputed by GSE. Based on management’s estimates, the annualized new bookings target for the 2013 GSE contingent consideration was attained representing $0.8 million of the $1.0 million total potential contingent consideration payment for that period. The renewal rate target for the 2013 GSE contingent consideration representing a potential $0.3 million of the total payment was not attained but has been disputed by GSE. The Company’s estimates are currently being reviewed by GSE. In addition, the agreement provided for a working capital adjustment tied to the collection of backlog during the 15-month period from November 1, 2011 through January 31, 2013, as defined in the purchase agreement. Based on management’s estimate of the working capital adjustment, no payment has been made to GSE related to the 2013 GSE contingent consideration. GSE has disputed this calculation and the companies are currently in negotiations to determine a mutually acceptable settlement on all disputed items. As a result, the Company has estimated a $1.0 million accrual related to the 2012 and 2013 GSE contingent consideration which is included within current liabilities in the Company’s consolidated balance sheets as of December 31, 2013.

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

	Fair Value	Weighted Average Lives
Non-compete agreements	$1,280,000	5 years
Customer relationships	$3,480,000	10 years
Customer contracts	1,650,000	3 years
Trade names	670,000	4 years
Total intangible assets	$7,080,000

NES

On October 13, 2011, the Company acquired substantially all of the assets and certain obligations of Northeast Energy Solutions, LLC (“NES”) for a maximum purchase price of $4.8 million. NES, located in Cromwell, Connecticut, focuses on turn-key electrical and mechanical energy efficiency measures serving commercial, industrial and institutional customers.

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

The fair value of the Notes payable to seller was recorded at the face amount of the notes entered into at the date of acquisition due to their short-term maturity and market rate of interest. During 2012 the Company paid $3,000,000 in Notes payable to seller, including interest paid on each tranche at the respective due dates, and no amounts remained outstanding under these notes as of December 31, 2013 and December 31, 2012.

In January 2012 the Company paid $250,000 in NES contingent consideration. In March 2013, the Company paid $125,000 related to the NES contingent consideration representing the final payment related to the acquisition. There were no amounts outstanding as of December 31, 2013.

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

	Fair Value	Weighted Average Lives
Customer relationships	$991,600	9 years
Customer relationships - indefinite life	1,736,000	N/A
Non-compete agreements	234,900	5 years
Total intangible assets	$2,962,500

Co-eXprise

On September 13, 2011, the Company acquired certain contracts and assumed certain liabilities of the Co-eXprise, Inc.’s (now called Directworks Inc. (“Directworks”)) energy procurement business for $4.0 million in cash. Directworks, located in Wexford Pennsylvania, provides cloud-based software solutions purpose-built for manufacturers to improve supplier collaboration, total cost visibility, and the efficiency of sourcing and supplier management activities.

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

	Fair Value	Weighted Average Lives
Non-compete agreements	$170,000	5 years
Customer relationships	580,000	7 years
Customer contracts	1,010,000	2.5 years
Total intangible assets	$1,760,000

Other Acquisitions

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

The NES acquisition operating results have been included within the Company’s Energy efficiency services segment since the date of acquisition. The Co-eXprise contracts and GSE and NEP operations were integrated into the Company’s Energy procurement segment from the respective dates of acquisition and, therefore, discrete operating results are not maintained or reviewed by the Company’s chief operating decision maker for those operations. The following unaudited pro forma information assumes that the acquisition of NEP had been completed as of the beginning of 2012:

	Years Ended December 31,
	2012	2011
	(Unaudited)	(Unaudited)
Revenues	$35,783,527	$37,838,477
Net income	4,791,197	1,764,866
Net income per share:
Net income per share – basic	$0.40	$0.15
Net income per share – diluted	$0.40	$0.15
Weighted average shares outstanding – basic	11,901,172	11,416,998
Weighted average shares outstanding – diluted	11,958,689	11,478,718

The pro forma financial information is not necessarily indicative of the results to be expected in the future as a result of the acquisitions of NEP, as the acquisition did not necessarily reflect the purchase of stand-alone or complete operations, and included several non-recurring revenue events.

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment are as follows:

	Energy Procurement	Energy Efficiency Services	Total
Balance at January 1, 2012	$10,772,385	$1,534,870	$12,307,255
Goodwill acquired	3,860,579	-	3,860,579
Balance at December 31, 2012	14,632,964	1,534,870	16,167,834
Goodwill acquired	-	-	-
Balance at December 31, 2013	$14,632,964	$1,534,870	$16,167,834

Acquisition related intangible assets with finite lives related to the Company’s Energy procurement segment are summarized as follows at December 31, 2013:

	Estimated Useful Life	Carrying Amount	Accumulated Amortization	Net
Customer contracts	1 - 4 years	$5,276,000	$3,017,000	$2,259,000
Customer relationships	7 - 10 years	12,800,000	4,568,000	8,232,000
Non-compete agreements	5 years	2,350,000	858,000	1,492,000
Trade names	4 years	1,090,000	494,000	596,000
Total		$21,516,000	$8,937,000	$12,579,000

Acquisition related intangible assets with finite lives related to the Company’s Energy efficiency segment are summarized as follows at December 31, 2013:

	Estimated Useful Life	Carrying Amount	Accumulated Amortization	Net
Customer relationships	9 years	$992,000	$244,000	$748,000
Non-compete agreements	5 years	235,000	104,000	131,000
Total		$1,227,000	$348,000	$879,000

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

As of December 31, 2013 and 2012, accompanying consolidated balance sheets also included acquisition related intangible assets with indefinite lives in the amount of $1,736,000 pertaining to customer relationships in its Energy efficiency segment, not reflected in the above tables.

Intangible assets with a finite life are amortized using the straight-line method over their estimated useful lives, which range from one to ten years. Amortization expense was approximately $3,899,000, $3,022,000 and $1,347,000 for the years ended December 31, 2013, 2012 and 2011, respectively. In addition, approximately $2.4 million of fully amortized intangible assets related to the Company’s Energy procurement segment were removed from the 2012 presentation. The approximate future amortization expense of intangible assets is as follows:

2014	$3,369,000
2015	2,801,000
2016	2,416,000
2017	1,273,000
2018 and thereafter	3,599,000
$13,458,000

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

The Company generally invoices bidders for commissions earned on wholesale and a substantial portion of retail natural gas transactions as well as energy efficiency customers, which are reflected as billed accounts receivable. For natural gas and wholesale transactions, the total commission earned on these transactions is recognized upon completion of the procurement event and are generally due within 30 days of invoice date. For efficiency projects, revenue is recognized and invoiced upon project installation and acceptance, as required, and are generally due within 30 days of invoice date. In addition, the Company invoices the bidder, lister or combination of both for certain auctions performed for environmental commodity product transactions. These transactions are earned and invoiced either upon lister acceptance of the auction results or, in some cases, upon delivery of the credits or cash settlement of the transaction. For the years ended December 31, 2013 and 2012, the Company provided $150,000 and $103,857 as an allowance for doubtful accounts, respectively. To date, write-offs have not been material. Trade accounts receivable, net consists of the following:

	December 31,
	2013	2012
Unbilled accounts receivable	$6,070,227	$5,343,559
Billed accounts receivable	1,993,093	2,074,223
	8,063,320	7,417,782
Allowance for doubtful accounts	(325,179)	(175,179)
Trade accounts receivable, net	$7,738,141	$7,242,603

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31,
	2013	2012
Leasehold improvements	$126,740	$110,206
Equipment	874,613	774,199
Motor vehicles	95,534	121,616
Furniture and fixtures	681,945	630,057
	1,778,832	1,636,078
Less accumulated depreciation	(1,205,054)	(996,239)
Property and equipment, net	$573,778	$639,839

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was approximately $222,000, $217,000 and $147,000, respectively.

NOTE 7 — COMMON AND PREFERRED STOCK

Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation, as amended, authorizes 5,000,000 shares of $0.0001 par value undesignated preferred stock for issuance by the Company’s board of directors. No preferred shares have been issued as of December 31, 2013 and 2012.

Common Stock

On October 31, 2011, the Company issued 1.0 million shares of common stock of the Company (equal to approximately $3.2 million) pursuant to an Asset Purchase Agreement between the Company, GSE, Glenwood Energy Partners, Ltd. and Gulf States Energy, Inc.

On October 13, 2011, the Company issued 83,209 shares of common stock of the Company (equal to approximately $0.3 million) to the Members of NES pursuant to an Asset Purchase Agreement between the Company, NES and the Members of NES.

In April 2010, the Company filed an S-3 registration statement with the Securities and Exchange Commission, or SEC, using a “shelf” registration, or continuous offering, process. Under this shelf registration process, the Company may, from time to time, issue and sell any combination of preferred stock, common stock or warrants, either separately or in units, in one or more offerings with a maximum aggregate offering price of $20,000,000, including the U.S. dollar equivalent if the public offering of any such securities is denominated in one or more foreign currencies, foreign currency units or composite currencies. On April 11, 2011, the Company issued approximately 1.5 million shares of common stock utilizing this shelf registration to several accredited institutional investors at $3.60 per share yielding proceeds of approximately $5.3 million, net of $0.2 million of expenses.

Treasury Stock

In connection with the vesting of restricted stock granted to employees the Company withheld shares with value equivalent to employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld of 9,091 and 643 for the years ended December 31, 2013 and 2012, respectively, were based on the value of the restricted stock on their vesting date as determined by the Company’s closing stock price. Total payment for employees’ tax obligations was approximately $35,000 and $3,000 for the years ended December 31, 2013 and 2012, respectively. These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Common Stock Warrants

On October 3, 2012, the Company issued warrants to Silicon Valley Bank (“SVB”) for the purchase of 45,045 shares of the Company’s common stock at a per share price of $4.44 in connection with a Fourth Loan Modification Agreement (the “Fourth Modification Agreement”) with SVB. The warrants have a seven year life.

The following table summarizes the Company’s warrant activity:

	Shares	Weighted Average Exercise Price
Warrants outstanding, January 1, 2011	64,500	$3.03
Granted	300,000	$3.00
Exercised	-	$-
Canceled/expired	-	$-
Warrants outstanding, December 31, 2011	364,500	$3.00
Granted	45,045	$4.44
Exercised	(60,000)	$3.01
Canceled/expired	(300,000)	$3.00
Warrants outstanding, December 31, 2012	49,545	$4.33
Granted	-	$-
Exercised	-	$-
Canceled/expired	-	$-
Warrants outstanding, December 31, 2013	49,545	$4.33

The weighted average remaining contractual life of warrants outstanding is 5.35 years as of December 31, 2013.

NOTE 8 — EMPLOYEE BENEFIT PLANS

Stock Options

The Company has one stock incentive plan: the 2006 Stock Incentive Plan, or the 2006 Plan. The Company formerly had an additional 2003 Stock Incentive Plan, or the 2003 Plan, which is no longer active at December 31, 2013. At the Company’s Annual Meeting on May 17, 2012, an amendment to the 2006 Plan was approved to increase the number of shares of common stock covered by the 2006 Plan by 800,000 shares from 873,816 to 1,673,816. As of December 31, 2013, 1,282,437 shares of common stock were reserved under the 2006 Plan representing 745,917 outstanding stock options, 202,000 shares of restricted stock outstanding and 334,520 shares available for grant.

A summary of stock option activity under both plans for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2011	704,906	$3.96
Granted	135,000	$3.15
Canceled	(55,687)	$3.41
Exercised	(76,938)	$1.16
Outstanding at December 31, 2011	707,281	$4.15
Granted	221,600	$4.03
Canceled	(58,324)	$5.06
Exercised	(69,813)	$2.83
Outstanding at December 31, 2012	800,744	$4.17
Granted	150,850	$3.64
Canceled	(143,802)	$6.48
Exercised	(61,875)	$3.23
Outstanding at December 31, 2013	745,917	$3.69

A summary of common stock options outstanding and common stock options exercisable as of December 31, 2013 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$2.00 - $3.11	175,992	3.64 Years	$272,525	135,070	3.48 Years	$218,135
$3.12 - $3.30	201,025	3.35 Years	217,769	170,838	3.07 Years	184,572
$3.31 - $3.81	234,300	6.10 Years	145,437	45,200	5.71 Years	19,905
$3.82 - $13.40	134,600	4.71 Years	11,137	47,646	2.14 Years	833
	745,917	4.53 Years	$646,868	398,754	3.40 Years	$423,445

The aggregate intrinsic value of options exercised during the year ended December 31, 2013 was approximately $50,000. At December 31, 2013, the weighted average exercise price of common stock options outstanding and exercisable was $3.69 and $3.72, respectively.

Restricted Stock

A summary of restricted stock activity for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Shares	Weighted Average Grant Price
Outstanding at January 1, 2011	13,828	$10.10
Granted	11,143	$3.14
Canceled	(2,250)	$10.76
Vested	(20,865)	$6.56
Outstanding at December 31, 2011	1,856	$7.28
Granted	130,498	$3.39
Canceled	-	$-
Vested	(12,331)	$4.55
Outstanding at December 31, 2012	120,023	$3.33
Granted	123,578	$3.80
Canceled	-	$-
Vested	(41,601)	$3.56
Outstanding at December 31, 2013	202,000	$3.57

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

NOTE 9 — EARNINGS (LOSS) PER SHARE

As of December 31, 2013, 2012 and 2011, the Company only had one issued and outstanding class of stock – common stock. As a result, the basic earnings or loss per share for the years ended December 31, 2013, 2012 and 2011 is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period.

The following table provides a reconciliation of the denominators of the Company’s reported basic and diluted earnings per share computation for the years ended December 31, 2013, 2012 and 2011, respectively:

	Years Ended December 31,
	2013	2012	2011
Weighted number of common shares - basic	11,998,019	11,901,172	10,521,910
Common stock options	-	21,348	-
Common stock warrants	-	22,653	-
Unvested restricted stock	-	13,516	-
Total common stock equivalents	11,998,019	11,958,689	10,521,910

The computed loss per share does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on loss per share. As the Company was in a net loss position for the years ended December 31, 2013 and 2011, all common stock equivalents in those years were anti-dilutive.

For the year ended December 31, 2013, 745,917, 49,545 and 202,000 shares issuable relative to common stock options, common stock warrants and restricted stock, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive. For the year ended December 31, 2012, 713,301 and 45,045 shares issuable relative to common stock options and common stock warrants, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive. For the year ended December 31, 2011, 707,281, 364,500 and 1,856 shares issuable relative to common stock options, common stock warrants and restricted stock, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive.  The Company did not declare or pay any dividends in 2013, 2012 and 2011.

NOTE 10 — STOCK-BASED COMPENSATION

For the year ended December 31, 2013, share based awards consisted of grants of stock options and restricted stock, for the year ended December 31, 2012, share based awards consisted of grants of stock options, restricted stock and stock warrants and for the year ended December 31, 2011 share based awards consisted of grants of stock options and stock warrants. The Company recognizes the compensation from stock-based awards on a straight-line basis over the requisite service period of the award. The vesting period of stock-based awards is determined by the board of directors, and is generally four years for employees. The restrictions on the restricted stock lapse over the vesting period, which is typically four years. The per-share weighted-average fair value of stock options granted during the years ended December 31, 2013, 2012 and 2011 was $2.37, $2.80 and $2.20, respectively, on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year Ended December 31,	Expected Dividend Yield	Risk-Free Interest Rate	Expected Life	Expected Volatility
2013	0%	1.21%	4.75 years	84%
2012	0%	0.71%	4.75 years	94%
2011	0%	0.89%	4.75 years	99%

The per-share weighted-average fair value of stock warrants granted during the years ended December 31, 2012 and 2011 was $3.10 and $0.72, respectively, on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year Ended December 31,	Expected Dividend Yield	Risk-Free Interest Rate	Expected Life	Expected Volatility
2012	0%	0.61%	7.00 years	94%
2011	0%	0.12%	0.63 years	60%

The Company elected to use the Black-Scholes option pricing model to determine the weighted average fair value of options and warrants granted. The Company determined the volatility for stock options based on the reported closing prices of the Company’s stock. The expected life of stock options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, “Stock-based Payment”. The expected life of stock warrants is based on the contract term of the warrants. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options and stock warrants. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718, “Compensation – Stock Compensation” (“ASC 718”), requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. As a result, the Company applied estimated forfeiture rates to unvested stock-based compensation of 10% for stock options and restricted stock for the years ended December 31, 2013, 2012 and 2011, respectively, in determining the expense recorded in the accompanying consolidated statements of operations. The Company did not apply an estimated forfeiture rate to unvested stock-based compensation for stock warrants for the years ended December 31, 2013, 2012 and 2011, in determining the expense recorded in the accompanying consolidated statements of operations.

The approximate total stock-based compensation expense for the periods presented is included in the following expense categories:

	Years Ended December 31,
	2013	2012	2011
Cost of revenue	$89,000	$79,000	$69,000
Sales and marketing	249,000	207,000	356,000
General and administrative	262,000	180,000	185,000
Total stock-based compensation	$600,000	$466,000	$610,000

As of December 31, 2013, there was approximately $1,380,000 of unrecognized compensation expense related to stock-based awards, including approximately $810,000 related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.42 years and approximately $570,000 related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 2.58 years. See Note 8 to the accompanying consolidated financial statements for a summary of activity under the Company’s stock-based employee compensation plans for the years ended December 31, 2013, 2012 and 2011.

The Company accounts for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured. During 2012, the Company issued warrants to SVB for the purchase of 45,045 shares of the Company’s common stock in conjunction with a Fourth Loan Modification Agreement (the “Fourth Modification Agreement”). As a result of the warrants issued to SVB, the Company recognized a debt discount of approximately $140,000, of which approximately $130,000 was unamortized and recorded against long term debt on the Company’s December 31, 2012 consolidated balance sheet, and approximately $10,000 was recorded as interest expense in the consolidated statement of operations for the year ended December 31, 2012. As a result of the extinguishment of the SVB loan during 2013, the Company expensed the remaining unamortized debt discount to interest expense in the amount of approximately $130,000 (See Note 15). During 2011, stock warrants were granted for 300,000 shares of common stock to consultants in consideration for services performed, for which the Company recognized a charge of approximately $19,000 and $197,000 to sales and marketing expense in the consolidated statement of operations for the years ended December 31, 2012 and 2011, respectively. During 2010, stock warrants were granted for 64,500 shares of common stock to consultants in consideration for services performed, for which the Company recognized a charge of approximately $4,000 to general and administrative expense in the consolidated statement of operations for the year ended December 31, 2011.

NOTE 11 — RELATED PARTIES

In 2012, the Company entered into an agreement to lease a facility in Enfield CT, used to support its operations related to its acquisition of NEP. The facility is owned by a real estate holding company owned equally by the former owners of NEP. The managing member of the holding company is an employee of the Company. Rent paid by the Company to this real estate holding company amounted to approximately $120,000 and $29,000 in 2013 and 2012, respectively.

Pursuant to the Company’s 2012 acquisition of assets and certain liabilities of NEP, the Company issued Notes payable to seller and contingent consideration as part of the purchase price. Subsequent to the acquisition, one of the owners of NEP became an employee of the Company, while retaining an indirect interest in purchase consideration due to NEP. The first installment of Notes payable to NEP in the amount of $1,500,000 was paid in October 2013, with the remaining amount of $500,000 due in April 2014 and reflected in the Company’s December 31, 2013 consolidated balance sheet as a current liability. Additionally, approximately $66,000 and $20,000 of interest expense related to the notes payable was reflected in the Company’s consolidated statements of operations for the years ended December 31, 2013 and 2012, respectively. Contingent consideration, valued at approximately $1,575,000 and consisting of a cash payment of $1,250,000 and an issuance of 76,577 shares of the Company’s common stock related to this acquisition, was paid in December 2013. There were no further payments due related to contingent consideration for the NEP acquisition.

Pursuant to the Company’s 2011 acquisition of assets and certain liabilities of NES, the Company issued notes payable to the sellers and contingent consideration as part of the purchase price. Subsequent to the acquisition the three Members of NES became employees of the Company, while retaining an interest in purchase consideration due NES. Accrued contingent consideration of $120,312 related to the NES acquisition was reflected as a liability in the Company’s December 31, 2012 consolidated balance sheet. Additionally, approximately $113,000 and $32,000 of interest expense related to the notes was reflected in the Company’s accompanying consolidated statements of operations for the year ended December 31, 2012 and 2011, respectively. The Company’s obligations related to the notes and contingent consideration for the NES acquisition had been completed as of December 31, 2013.

NOTE 12 — INCOME TAXES

Provisions for the Company’s income taxes for the three years ended December 31 were as follows:

	2013	2012	2011
Current:
Federal	$-	$62,393	$35,868
State	-	23,464	14,623
	-	85,857	50,491
Deferred:
Federal	(960,674)	(6,569,461)	73,937
State	337,600	(995,532)	13,796
	(623,074)	(7,564,993)	87,733
	$(623,074)	$(7,479,136)	$138,224

The components of the Company’s net deferred tax asset are as follows:

	December 31,
	2013	2012
Depreciation and amortization	$2,210,308	$1,417,642
Goodwill and indefinite lived intangible assets	(830,251)	(422,892)
Acquisition costs	302,538	303,605
Accruals and reserves	1,692,143	1,882,888
Alternative minimum tax credits	106,910	106,910
Other tax credits	-	(87,733)
Net operating loss carryforwards	4,618,686	4,276,840
	8,100,334	7,477,260
Valuation allowance	-	-
Deferred tax asset	$8,100,334	$7,477,260

In the Company’s December 31, 2013 consolidated balance sheet, approximately $0.9 million of the Company’s deferred tax asset was included with current assets and approximately $7.2 million of the Company’s deferred tax asset was included with non-current assets.

Pursuant to ASC 740, management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and other temporary differences. During the years ended December 31, 2013 and 2012, management concluded that it was more likely than not that the Company will recognize all of its deferred tax assets. During 2012, the Company released its valuation allowance which resulted in the recognition of a cumulative tax benefit of approximately $7.5 million. The Company continually evaluates additional facts representing both positive and negative evidence in the determination of the realizability of the deferred tax assets, including scheduling of deferred tax liabilities and projected taxable income. The underlying assumptions used in forecasting future taxable income requires significant judgment and take into account all available evidence, including past operating results and recent performance. The positive evidence considered was the most recent three years of cumulative taxable income, projected future taxable income, the length of carryforward periods of net operating losses and tax credits and current operating results. In addition, the Company has utilized $5.7 million of federal net operating loss carryforwards over the last four years. The primary negative evidence considered was the Company’s previous history of cumulative pre-tax losses, its limited experience in the Energy efficiency business and its current year pre-tax loss. Management has considered the weight of all available evidence in determining whether a valuation allowance was required and concluded the weight of the positive evidence was greater than the negative evidence making it more likely than not that the Company will recognize its deferred tax assets.

A reconciliation of the Company’s federal statutory tax rate to its effective rate is as follows:

	Years Ended December 31,
	2013	2012	2011
Income tax at federal statutory rate	(34.0%)	(34.0%)	34.0%
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	(4.0)	(4.0)	4.0
Stock-based compensation	5.3	6.2	151.5
Tax impact of indefinite lived intangible assets not amortized for book purposes	0.0	0.0	95.6
Expiration of net operating loss carryforwards	12.4	0.0	0.0
Utilization of valuation allowance	0.0	28.5	0.0
Change in valuation allowance	0.0	(345.7)	(260.1)
Alternative minimum tax requirement	0.0	3.9	55.0
Other permanent items	(0.9)	3.3	70.7
	(21.2%)	(341.8%)	150.7%

As of December 31, 2013, the Company has federal net operating loss carryforwards of approximately $13.4 million which begin to expire in 2027, and state net operating loss carryforwards of approximately $1.8 million, which begin to expire in 2014. During 2013, approximately $0.4 million of state net operating loss carryforwards expired.

The Company files income tax returns in the U.S. federal jurisdiction and in various states. The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examination by tax authorities for years before 2010. At December 31, 2013, there are no expected material, aggregate tax effects of differences between tax return positions and the benefits recognized in the consolidated financial statements.

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

NOTE 13 — FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and liabilities of the Company measured at fair values on a recurring basis as of December 31, 2013 and 2012 are summarized as follows:

	December 31, 2013	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$1,000,000	$-	$-	$1,000,000
Total Liabilities	$1,000,000	$-	$-	$1,000,000

	December 31, 2012	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$4,759,257	$-	$-	$4,759,257
Debt discount	(129,587)	-	(129,587)	-
Total Liabilities	$4,629,670	$-	$(129,587)	$4,759,257

The Company determines the fair value of acquisition-related contingent consideration based on assessment of the probability that the Company would be required to make such future payment. Management assigns probabilities to each level of attainment and weights those probabilities to determine the amount to accrue at each reporting period. As the contingent consideration was based on financial or operational performance, management monitors performance against target and estimates future performance based on current forecasts. At December 31, 2013, all performance periods had concluded and calculations were based on actual performance. The final payment related to the NEP contingent consideration was made on December 31, 2013. Total adjustments made were to decrease fair value by $0.7 million. At December 31, 2013, the remaining contingent consideration balance represents management’s estimate of the amount that is expected to be paid to GSE in settlement of all contingent consideration amounts outstanding. The net result was a $0.1 million reduction in accrued contingent consideration. Changes to the fair value of contingent consideration are recorded in general and administrative expense. The following table provides a rollforward of the fair value, as determined by level 3 inputs, of the contingent consideration.

	Years Ended December 31,
	2013	2012
Beginning balance	$4,759,257	$4,739,982
Additions	-	2,219,000
Payments	(3,010,998)	(2,250,000)
Change in fair value included in earnings	(788,259)	(50,000)
Accrued interest	40,000	100,275
Ending balance	$1,000,000	$4,759,257

The year-end carrying amounts and fair values of the Company’s debt obligations are as follows:

	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, net of debt discount	$6,000,000	$6,000,000	$6,370,413	$6,370,413
Debt discount	-	-	129,587	129,587
Subordinated notes payable	4,000,000	4,000,000	4,000,000	4,000,000
Related party subordinated notes payable	500,000	500,000	2,000,000	2,000,000
Total debt obligations	$10,500,000	$10,500,000	$12,500,000	$12,500,000

The carrying amount for fixed rate long-term debt and variable rate long-term debt approximate fair value because the underlying instruments are primarily at current market rates available to the Company for similar borrowings. The interest rate on the Commerce Bank and Trust Company (“Commerce”) debt is tied to the prime rate and will fluctuate with changes in that rate. Related party notes payable are classified as short-term on the Company’s accompanying consolidated balance sheets.

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

The Company maintains operating leases for office space in nine locations in the U.S., paid in installments due the beginning of each month and that expire through May 2022. Future aggregate minimum payments under office space operating leases as of December 31, 2013 were as follows:

Amount
2014	$670,028
2015	664,540
2016	634,160
2017	605,514
2018 and thereafter	1,715,592
Total future minimum lease payments	$4,289,834

The accompanying consolidated statements of operations for the years ended December 31, 2013, 2012, and 2011 includes approximately $896,000, $742,000 and $443,000 of office rent expense, respectively. Rent expense associated with office leases is recognized on a straight-line basis, inclusive of scheduled rent increases and allowances, over the term of the lease agreements which resulted in a deferred rent liability of $217,000 and $150,000 as of December 31, 2013 and 2012, respectively.  In addition, the Company maintained leases for office equipment for which approximately $16,000 was charged to the accompanying consolidated statement of operations for the year ended December 31, 2013, and approximately $32,000 of future minimum lease payments will be incurred through 2018.

Future aggregate minimum payments under this operating lease are as follows:

Amount
2014	$120,150
2015	120,150
2016	120,150
2017	90,113
Total future minimum lease payments	$450,563

Litigation

Three former employees/consultants of GSE Consulting, LP (“GSE”) have filed three separate complaints in Texas County Court alleging, among other things, claims related to breach of contract, quantum meruit, promissory estoppel, and tortious interference. Each plaintiff claims that GSE and/or the Company failed to pay commissions due for services that they provided prior to the date of the Company’s purchase of certain GSE assets, based on their respective employment or independent contractor agreements with GSE. Each plaintiff has also asserted claims for recovery of their attorneys’ fees. The Company denies the allegations and has filed counterclaims for damages, asserting claims for conversion, unjust enrichment, misappropriation of confidential information, and violation of the Texas Theft Liability Act against each of the plaintiffs. The Company has also filed a counterclaim against one of the plaintiffs for her breach of a non-competition and non-solicitation agreement, based on her working for a competitor of the Company’s during her 1-year restrictive period and her improper solicitation of former GSE customers on behalf of the competitor. The Company also filed cross claims against GSE for indemnification under the Asset Purchase Agreement in each of the three cases. In two of these cases, the Plaintiffs have asserted claims against GSE affiliates and their individual principals. The GSE affiliates and principals have also asserted cross claims against the Company seeking indemnification under the Asset Purchase Agreement. In December 2013, GSE amended its cross claims in one of the matters to include claims asserting breaches of the earnout provisions in the Asset Purchase Agreement. Also, in December 2013, the Company entered into mediation discussions with one of the plaintiffs. As a result, the Company agreed to pay the plaintiff a settlement that is subject to a confidentiality clause. The settlement amount was not material to the Company’s consolidated operating results or financial position and was accrued as of December 31, 2013. In return, the plaintiff agreed to drop all claims against the Company including all claims related to commissions due for past service. The settlement agreement was signed and filed with the court in January 2014. The Court assigned a trial date of May 5, 2014 for the cross claims remaining in the matter. Discovery has concluded in the remaining two matters and the court has assigned a trial date of September 29, 2014 for one of the cases. The remaining case is awaiting assignment of a trial date. The Company is awaiting a decision on its motion for summary judgment seeking dismissal of all claims against one of the two remaining plaintiffs, and is in the process of filing a motion for summary judgment against the other plaintiff.

The Company has estimated the potential commissions allegedly due to the two remaining plaintiffs to be approximately $0.3 million. The Company has not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on its belief that any potential loss, while reasonably possible, is not probable. The Company intends to defend these actions vigorously and is currently unable to estimate a range of payments, if any, it may be required to pay, with respect to these claims. Further, the Company believes that the resolution of these matters will not result in a material effect to its consolidated financial statements. However, due to uncertainties that accompany litigation of this nature, there could be no assurance that the Company will be successful, and the resolution of the lawsuits could have a material effect on its accompanying consolidated financial statements.

From time to time, the Company may be subject to legal proceedings and claims arising from the conduct of its business operations, including litigation related to employment matters. While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, management believe that the aggregate amount of such liabilities, if any, will not have a material adverse effect on the consolidated financial position and/or results of operations. It is possible, however, that future financial position or results of operations for any particular period could be materially affected by changes in the Company’s assumptions or strategies related to those contingencies or changes out of its control.

NOTE 15 — CREDIT ARRANGEMENTS

Credit Facility

On December 30, 2013, the Company entered into a Loan and Security Agreement (the “Agreement”) with Commerce that replaced the Company’s former $9.0 million credit facility with SVB. Under the Agreement, Commerce has committed to a three year revolving credit facility of up to $2.5 million (the “Revolver”) and a 60-month term loan of $6.0 million  (the “Term Loan”). The former SVB credit facility was a $9.0 million credit facility consisting of a $6.5 million term note and a $2.5 million line-of-credit. The Company utilized the proceeds from the Term Loan to retire the former SVB facility in the amount of $4.5 million, including interest and fees, with the remainder to be utilized for working capital purposes. The SVB facility was paid off in full as of December 31, 2013.  As a result of the extinguishment of the SVB credit facility, the Company recorded a loss on extinguishment in the amount of $128,000 primarily related to the unamortized debt discount that is included as part of interest expense in the accompanying consolidated statement of operations for the year end December 31, 2013.

The Revolver bears interest at the Prime Rate plus 1.75% (totaling 5% at December 30, 2013), and is adjusted every six months for any change in the Prime Rate. In addition to changes in the Prime Rate, the rate can be reduced by up to .50% based on certain EBITDA achievement levels. Under the Revolver, the Company may borrow, repay and re-borrow an amount not to exceed the lesser of $2,500,000 or the total of 80% of eligible billed and unbilled accounts receivable (less the aggregate outstanding on any letters of credit). There were no borrowings under the Revolver as of and for the year ended December 31, 2013. The Term Loan bears interest for the first 6 months at the Prime Rate plus 2.75% (totaling 6% at December 31, 2013), and is adjusted every six months for any change in the Prime Rate. In addition to changes in the Prime Rate, the rate can be reduced by up to .50% based on certain EBITDA achievement levels. The Term Loan may be prepaid without penalty at any time. The Term Loan is interest only for six months followed by 54 principal and interest payments commencing on July 30, 2014 with a balloon payment for any remaining principal balance at maturity.

The Commerce credit facility is secured by a first priority perfected security interest in substantially all of the Company’s assets and all of the assets of World Energy Securities Corp. The current indebtedness to Massachusetts Capital Resource Company (“MCRC”) is subordinated to the Commerce credit facility. The Loan and Security Agreement contains certain affirmative and negative covenants including a minimum Debt Service Coverage Ratio and financial reporting requirements.

In conjunction with its former SVB credit facility, the Company issued warrants to SVB to purchase 45,045 shares of the Company’s common stock with an expiration date of October 2, 2019. The Company accounted for the issuance of warrants in accordance with the guidance prescribed in the ASC Topic 470-20, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“ASC 470-20”). In accordance with ASC 470-20, the value of the stock purchase warrants was considered an Original Issue Discount (“OID”) which was required to be amortized over the life of the note as interest expense with a corresponding credit to long-term debt.  The unamortized debt discount at December 31, 2012 was approximately $130,000.  The debt discount was fully amortized at December 31, 2013 in conjunction with the Company’s retirement of the SVB credit facility and included as part of interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2013. The amortization and write-down of unamortized debt discount of approximately $130,000 was included as part of interest expense for the year ended December 31, 2013. For the year ended December 31, 2012, the amortization of debt discount was approximately $10,000, and was included as part of interest expense.

Subordinated Note

On October 3, 2012, the Company entered into a Note Purchase Agreement with MCRC, in which the Company entered into an 8-year, $4 million Subordinated Note due 2020 with MCRC (the “MCRC Note”). The MCRC Note bears interest at 10.5% and is interest only for the first four years followed by 48 equal principal payments commencing October 31, 2016. The Company must pay a premium of 3% if it prepays the MCRC Note before October 1, 2014 and a 1% premium if it prepays the MCRC Note before October 1, 2015. The MCRC Note is subordinated to the Company’s credit facility with Commerce Bank and contains a consolidated net earnings available for interest charges to interest charges covenant, as adjusted, of not less than one-to-one that the Company was not in compliance with as of December 31, 2013. Subsequent to December 31, 2013, MCRC waived the non-compliance with this covenant and entered into a new Minimum Fixed Charge Ratio covenant commencing in the first quarter of 2014.  As a result, the MCRC Note has been classified as long-term as of December 31, 2013.

Aggregate gross principal maturities of debt by year are as follows:

Total
2014	$978,000
2015	1,131,000
2016	1,451,000
2017	2,277,000
2018 and thereafter	4,663,000
Total	$10,500,000

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

	Years Ended December 31,
	2013	2012	2011
Consolidated revenue from external customers:
Energy procurement	28,892,275	24,476,054	20,473,417
Energy efficiency services	5,784,840	7,302,783	51,150
Consolidated total revenue	$34,677,115	$31,778,837	$20,524,567
Consolidated (loss) income before income taxes:
Energy procurement	(2,246,678)	(2,251,951)	442,851
Energy efficiency services	(695,818)	63,507	(351,104)
Consolidated (loss) income before income taxes	$(2,942,496)	$(2,188,444)	$91,747

	December 31,
	2013	2012
Consolidated total assets:
Energy procurement	44,898,931	48,839,503
Energy efficiency services	6,180,531	6,291,159
Consolidated total assets	$51,079,462	$55,130,662

	Years Ended December 31,
	2013	2012	2011
Energy Procurement:
Amortization	$3,777,905	$2,897,126	$1,450,394
Depreciation	$196,571	$208,846	$144,987
Interest expense, net	$1,081,754	$434,467	$(24,446)
Energy Efficiency Services:
Amortization	$157,158	$167,260	$23,694
Depreciation	$25,103	$8,389	$1,959
Interest expense, net	$-	$112,608	$25,972

NOTE 17 — SUPPLEMENTAL CASH FLOW INFORMATION

Following is supplemental cash flow information for the years presented:

	Years Ended December 31,
	2013	2012	2011
Supplemental Disclosure of Cash Flow Information:
Net cash paid for interest	$(1,042,667)	$(541,395)	$(34,931)
Net cash paid for income taxes	$(131,287)	$(131,337)	$(20,148)
Non-cash activities:
Fair value of common stock issued in acquisitions	$-	$-	$3,462,122
Equipment acquired under capital leases	$21,416	$-	$-
Related party subordinated notes payable issued in acquisitions	$-	$2,000,000	$3,000,000
Fair value of common stock issued as contingent consideration related to acquisitions	$325,450	$2,219,000	$4,685,813
Fair value of warrants issued	$-	$139,555	$-
Notes payable assumed in acquisitions	$-	$-	$53,709
Conversion of note receivable into equity investment	$-	$-	$716,936

NOTE 18 — SUBSEQUENT EVENT

As of December 31, 2013, the Company was not in compliance with the consolidated net earnings available for interest charges to interest charges covenant, as adjusted, of the MCRC Note.  Subsequent to December 31, 2013, MCRC waived the non-compliance with this covenant as of December 31, 2013 and entered into a new Minimum Fixed Charge Ratio covenant commencing in the first quarter of 2014.

EXHIBIT INDEX

Exhibit	Description

2.1

Asset Purchase Agreement by and among World Energy Solutions, Inc., EnergyGateway, LLC and the Members of EnergyGateway, LLC dated May 23, 2007 (incorporated by reference to Exhibit 99.1 to our report on Form 8-K filed May 24, 2007).

3.1	Form of Amended and Restated Certificate of Incorporation of World Energy (incorporated by reference to Exhibit 3.4 to our Registration Statement of Form S-1 (File No. 333-136528)).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of World Energy Solutions, Inc. (incorporated by reference to Exhibit 3.1 to our report on Form 8-K filed March 30, 2009).

3.3	Form of Amended and Restated By-laws of World Energy (incorporated by reference to Exhibit 3.5 to our Registration Statement of Form S-1(File No. 333-136528)).

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of World Energy (incorporated by reference to Exhibit 3.1 to our report on Form 8-K filed May 24, 2010).

4.1	Specimen Certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to our Registration Statement of Form S-1 (File No. 333-136528)).

4.2	Promissory Note dated October 3, 2012 by the Company for the benefit of Northeast Energy Partners, LLC (incorporated by reference to Exhibit 4.1 to our report on Form 8-K filed October 4, 2012).

10.1+	2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement of Form S-1 (File No. 333-136528)).

10.2+	2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to our Registration Statement of Form S-1 (File No. 333-136528)).

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

10.11

Loan and Security Agreement by and between World Energy Solutions, Inc. and Commerce Bank & Trust Company dated December 30, 2013 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed January 6, 2014).

10.12	$2,500,000 Revolving Credit Note for the benefit of Commerce Bank & Trust Company dated December 30, 2013 (incorporated by reference to Exhibit 10.2 to our report on Form 8-K filed January 6, 2014).

10.13	$6,000,000 Term Note for the benefit of Commerce Bank & Trust Company dated December 30, 2013 (incorporated by reference to Exhibit 10.3 to our report on Form 8-K filed January 6, 2014).

10.14

Subordination Agreement between Commerce Bank and Trust Company and Massachusetts Capital Resource Company dated December 30, 2013 (incorporated by reference to Exhibit 10.4 to our report on Form 8-K filed January 6, 2014).

Exhibit	Description
10.15	Warrant to Purchase Stock dated October 3, 2012 between the Company and Silicon Valley Bank (incorporated by reference to Exhibit 4.2 to our report on Form 8-K filed October 4, 2012).

10.16

Form of Securities Purchase Agreement executed with respect to $1.4 million in common stock purchases made by certain investors (incorporated by reference to Exhibit 10.21 to our report on Form 10-K filed on March 4, 2010).

10.17	Contract Purchase Agreement dated September 13, 2011 by and between the Company and Co-eXprise, Inc. (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed September 14, 2011).

10.18

Asset Purchase Agreement dated October 13, 2011 by and between the Company, Northeast Energy Solutions, LLC, Robert Boissonneault, Michael Santangelo, and Richard Galipeau (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed October 17, 2011).

10.19

Amendment No. 1 to Asset Purchase Agreement and Promissory Note, effective October 20, 2011, by and between the Company and Northeast Energy Solutions, LLC (incorporated by reference to Exhibit 10.1 to our report on Form 10-Q filed November 3, 2011).

10.20

Asset Purchase Agreement dated October 31, 2011 by and among the Company, GSE Consulting, LP, Glenwood Energy Partners, Ltd. and Gulf States Energy, Inc. (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed November 1, 2011).

10.21

Asset Purchase Agreement dated October 3, 2012 by and among the Company, Northeast Energy Partners, LLC and John Hardy, Thomas Lockwood and Lora Monroe (incorporated by reference to Exhibit 121 to our report on Form 8-K filed October 4, 2012).

10.22	Severance Agreement and Release dated June 6, 2012 between the Company and Richard Domaleski (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed June 12, 2012).

10.23+	Executive Employment Agreement dated February 7, 2013 between the Company and Philip V. Adams (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed February 13, 2013).

10.24+

Settlement and Standstill Agreement by and among World Energy Solutions, Inc., and Ardsley Advisory Partners and certain of its affiliates, dated March 11, 2014 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed March 13, 2014).

10.25*	Waiver and Amendment, dated March 27, 2014, to Note Purchase Agreement dated October 3, 2012 between World Energy Solutions, Inc. and Massachusetts Capital Resource Company.

21.1*	List of Subsidiaries.

23.1*	Consent of Marcum, LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

32.1*	Certification of the Chief Executive Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.

32.2*	Certification of the Chief Financial Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.

101

The following materials from World Energy Solutions, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language: (i) the consolidated balance sheets; (ii) the consolidated statements of operations; (iii) the consolidated statements of changes in stockholders’ equity; (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

*	Filed herewith
+	Indicates a management contract or any compensatory plan, contract or arrangement