Form 10-Q
period 2014-03-31
World Energy Solutions, Inc.
filed 2014-05-08
CIK 1371781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2014; or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number: 001-34289

World Energy Solutions, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3474959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of May 2, 2014, the registrant had 12,630,250 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

WORLD ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,578,970	$1,725,136
Trade accounts receivable, net	7,439,892	7,738,141
Inventory	365,197	415,770
Current portion of deferred tax asset	895,350	901,350
Prepaid expenses and other current assets	589,829	477,406
Total current assets	11,869,238	11,257,803
Property and equipment, net	558,052	573,778
Intangible assets, net	14,267,320	15,193,965
Goodwill	16,167,834	16,167,834
Deferred tax asset, net of current portion	7,147,984	7,198,984
Other assets, net	753,569	687,098
Total assets	$50,763,997	$51,079,462
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,421,918	$1,697,798
Accrued commissions	1,597,493	1,567,839
Accrued compensation	1,545,965	2,119,784
Accrued contingent consideration	928,000	1,000,000
Accrued expenses and other current liabilities	1,318,482	1,242,274
Deferred revenue and customer advances	4,438,499	3,546,380
Related party subordinated notes payable	500,000	500,000
Current portion of long-term debt	755,165	477,712
Total current liabilities	12,505,522	12,151,787
Long-term debt, net of current portion	5,244,835	5,522,288
Subordinated note payable	4,000,000	4,000,000
Deferred revenue and customer advances, net of current portion	3,714,029	3,910,035
Other liabilities	13,764	14,768
Total liabilities	25,478,150	25,598,878
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.0001 par value; 30,000,000 shares authorized; 12,222,566 shares issued and 12,164,500 shares outstanding at March 31, 2014, and 12,178,366 shares issued and 12,120,338 shares outstanding at December 31, 2013	1,216	1,212
Additional paid-in capital	45,198,189	44,894,961
Accumulated deficit	(19,654,025)	(19,156,245)
Treasury stock, at cost; 58,066 shares at March 31, 2014 and 58,028 shares at December 31, 2013	(259,533)	(259,344)
Total stockholders’ equity	25,285,847	25,480,584
Total liabilities and stockholders’ equity	$50,763,997	$51,079,462

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue:
Brokerage commissions, transaction fees and efficiency projects	$9,338,164	$8,470,959
Management fees	182,189	186,523
Total revenue	9,520,353	8,657,482
Cost of revenue	2,312,313	2,233,151
Gross profit	7,208,040	6,424,331
Operating expenses:
Sales and marketing	4,761,991	4,978,081
General and administrative	2,684,475	2,061,673
Total operating expenses	7,446,466	7,039,754
Operating loss	(238,426)	(615,423)
Interest expense, net	(200,397)	(202,737)
Other income (expense)	4,043	(7,420)
Loss before income taxes	(434,780)	(825,580)
Income tax expense	63,000	131,305
Net loss	$(497,780)	$(956,885)
Net loss per common share — basic and diluted	$(0.04)	$(0.08)
Weighted average shares outstanding — basic and diluted	12,133,752	11,966,108

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(497,780)	$(956,885)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	993,121	1,038,934
Deferred income taxes	57,000	108,805
Stock-based compensation	161,903	145,986
Loss on disposal of property and equipment	4,273	10,377
Non-cash interest expense on warrants related to debt discount	-	9,968
Interest on accrued contingent consideration	-	9,863
Changes in operating assets and liabilities:
Trade accounts receivable, net	298,249	(3,754)
Inventory	50,573	(277,374)
Prepaid expenses and other current assets	(55,748)	(70,949)
Accounts payable	(275,880)	500,275
Accrued commissions	29,654	301,742
Accrued compensation	(573,819)	(531,422)
Accrued contingent consideration	(72,000)	-
Accrued expenses and other current liabilities	76,113	(621,659)
Deferred revenue and customer advances	696,113	1,001,490
Net cash provided by operating activities	891,772	665,397
Cash flows from investing activities:
(Increase) decrease in other assets	(80,036)	13,075
Purchases of property and equipment, net of disposals	(41,458)	(9,216)
Net cash (used in) provided by investing activities	(121,494)	3,859
Cash flows from financing activities:
Proceeds from exercise of stock options	84,654	66,900
Purchase of treasury stock	(189)	(41)
Principal payments on long term debt	-	(500,000)
Payments of contingent consideration	-	(1,435,548)
Principal payments on capital lease obligations	(909)	(5,143)
Net cash provided by (used in) financing activities	83,556	(1,873,832)
Net increase (decrease) in cash and cash equivalents	853,834	(1,204,576)
Cash and cash equivalents, beginning of period	1,725,136	3,307,822
Cash and cash equivalents, end of period	$2,578,970	$2,103,246
Supplemental Disclosure of Cash Flow Information:
Net cash paid for interest	$195,800	$233,420
Net cash paid for income taxes	$1,300	$30,550
Non-cash activities:
Equipment acquired under capital leases	$-	$21,416

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2014

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

The December 31, 2013 condensed consolidated balance sheet has been derived from audited consolidated financial statements and the accompanying March 31, 2014 unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 31, 2014.

In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments consisting of normal recurring adjustments and accruals necessary for the fair presentation of the Company’s financial position as of March 31, 2014 and the results of its operations and cash flows for the three months ended March 31, 2014 and 2013, respectively. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2014.

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

As of March 31, 2014 and 2013, the Company only had one issued and outstanding class of stock – common stock. As a result, the basic loss per share for the three months ended March 31, 2014 and 2013 is computed by dividing net loss by the weighted average number of common shares outstanding for the period.

The following table provides a reconciliation of the denominators of the Company’s reported basic and diluted earnings per share computation for the three months ended March 31, 2014 and 2013, respectively:

	For the Three Months Ended March 31,
	2014	2013
Weighted number of common shares - basic	12,133,752	11,966,108
Common stock equivalents	—	—
Weighted number of common and common equivalent shares - diluted	12,133,752	11,966,108

The computed loss per share does not assume conversion, exercise, or contingent exercise of securities that would have an antidilutive effect on loss per share. As the Company was in a net loss position for the three months ended March 31, 2014 and 2013, all common stock equivalents in those periods were anti-dilutive.

For the three months ended March 31, 2014, 722,429, 49,545 and 265,750 shares issuable relative to common stock options, common stock warrants and restricted stock, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive. For the three months ended March 31, 2013, 755,506, 49,545 and 145,000 shares issuable relative to common stock options, common stock warrants and restricted stock, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive. The Company did not declare or pay any dividends in 2014 or 2013.

4.	Concentration of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company has no material off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. The Company places its cash and cash equivalents with two institutions, which management believes are of high credit quality. As of March 31, 2014, all of the Company’s cash and cash equivalents are held in interest bearing accounts.

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

The following represents revenue and trade accounts receivable from bidders exceeding 10% of the total in each category:

	Revenue for the three months ended March 31,		Trade accounts receivable as of March 31,
Bidder	2014	2013	2014	2013
A	19%	17%	21%	16%
B	9%	10%	11%	12%
C	7%	10%	11%	12%

Two bidders merged at the end of 2013 and have been combined for presentation purposes above. In addition to its direct relationship with bidders, the Company also has direct contractual relationships with listers for the online procurement of certain of their energy, demand response or environmental needs. These listers are primarily large businesses and government organizations and do not have a direct creditor relationship with the Company. For the three months ended March 31, 2014 and 2013, no lister represented more than 10% individually of the Company’s aggregate revenue.

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

	March 31, 2014	December 31, 2013
Unbilled accounts receivable	$6,606,411	$6,070,227
Billed accounts receivable	1,208,660	1,993,093
	7,815,071	8,063,320
Allowance for doubtful accounts	(375,179)	(325,179)
Trade accounts receivable, net	$7,439,892	$7,738,141

6.	Inventory

Inventory is maintained in the Company’s Energy efficiency services segment and consists of prepaid expendables and project materials. Prepaid expendables represents consumable components that are used in project installations and are stated at the lower of cost or market, with cost being determined on a first-in, first-out (FIFO) basis. Historical inventory usage and current trends are considered in estimating both excess and obsolete inventory. To date, there have been no material write-downs of inventory and therefore no allowance for excess or obsolete inventory was recorded at March 31, 2014 or December 31, 2013. Project materials represent direct costs incurred on projects-in-process as of each reporting period. Inventory consists of the following:

	March 31, 2014	December 31, 2013
Prepaid expendables	$63,109	$55,563
Project materials	302,088	360,207
Total inventory	$365,197	$415,770

7.	Intangibles, Net

Intangibles, net with finite lives are summarized as follows as of March 31, 2014 and December 31, 2013:

		March 31, 2014			December 31, 2013
	Estimated Useful Life	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Customer contracts	1 - 4 years	$5,276,000	$3,393,000	$1,883,000	$5,276,000	$3,017,000	$2,259,000
Customer relationships	7 - 10 years	13,792,000	5,166,000	8,626,000	13,792,000	4,812,000	8,980,000
Non-compete agreements	5 years	2,585,000	1,091,000	1,494,000	2,585,000	962,000	1,623,000
Trade names	4 years	1,090,000	562,000	528,000	1,090,000	494,000	596,000
Total		$22,743,000	$10,212,000	$12,531,000	$22,743,000	$9,285,000	$13,458,000

The Company also recorded acquisition related intangible assets with indefinite lives in the amount of $1,736,000 pertaining to customer relationships, which is not reflected in the above tables.

Amortization expense was approximately $927,000 and $975,000 for the three months ended March 31, 2014 and 2013, respectively. The approximate future amortization expense of intangible assets is as follows:

Remainder of 2014	$2,443,000
2015	2,801,000
2016	2,416,000
2017	1,273,000
2018	915,000
2019 and thereafter	2,683,000
$12,531,000

8.	Deferred Revenue and Customer Advances

Deferred revenue and customer advances arise when energy suppliers pay the Company a commission prior to the Company meeting all the requirements necessary to recognize revenue. In addition, deferred revenue and customer advances includes cash received for Energy efficiency services projects that have not been completed. Deferred revenue and customer advances expected to be recognized as revenue by year are approximately as follows:

Amount
Remainder of 2014	$3,703,000
2015	2,668,000
2016	1,256,000
2017	325,000
2018 and thereafter	201,000
Total deferred revenue and customer advances	$8,153,000

The following table provides a rollforward of deferred revenue and customer advances:

Amount
Balance at January 1, 2014	$7,456,000
Cash received	1,920,000
Revenue recognized	(1,223,000)
Balance at March 31, 2014	$8,153,000

9.	Segment Reporting

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

Segment operating income represents income from operations, including share-based compensation, amortization of intangible assets and depreciation. The following tables present certain continuing operating division information in accordance with the provisions of Accounting Standards Codification (“ASC”) 280, “Segment Reporting”.

	Three Months Ended March 31,
	2014	2013
Consolidated revenue from external customers:
Energy procurement	$7,969,644	$7,421,159
Energy efficiency services	1,550,709	1,236,323
Consolidated total revenue	$9,520,353	$8,657,482
Consolidated loss before income taxes:
Energy procurement	$(160,425)	$(625,539)
Energy efficiency services	(274,355)	(200,041)
Consolidated loss before income taxes	$(434,780)	$(825,580)

	Three Months Ended March 31,
	2014	2013
Energy Procurement:
Amortization	$900,921	$943,976
Depreciation	$46,059	$48,564
Interest expense, net	$200,397	$202,737
Energy Efficiency Services:
Amortization	$39,289	$39,289
Depreciation	$6,852	$7,105
Interest expense, net	$-	$-

	March 31, 2014	December 31, 2013
Consolidated total assets:
Energy procurement	$45,341,888	$44,898,931
Energy efficiency services	5,422,109	6,180,531
Consolidated total assets	$50,763,997	$51,079,462

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

Assets and liabilities of the Company measured at fair values on a recurring basis as of March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31, 2014	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$928,000	$—	$—	$928,000
Total Liabilities	$928,000	$—	$—	$928,000

	December 31, 2013	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$1,000,000	$—	$—	$1,000,000
Total Liabilities	$1,000,000	$—	$—	$1,000,000

The Company determines the fair value of acquisition-related contingent consideration based on assessment of the probability that the Company would be required to make such future payment. Changes to the fair value of contingent consideration are recorded in general and administrative expense. The Company settled its contingent consideration obligations subsequent to quarter end. As part of the settlement, the Company issued 200,000 shares of common stock to GSE Consulting, L.P. (“GSE”) that had a fair value of $928,000 on the date of issuance.

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of the contingent consideration.

Three Months Ended March 31, 2014
Beginning balance	$1,000,000
Additions	—
Payments	—
Change in fair value included in earnings	(72,000)
Accrued interest	—
Ending balance	$928,000

The carrying amounts and fair values of the Company’s debt obligations are as follows:

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$6,000,000	$6,000,000	$6,000,000	$6,000,000
Subordinated notes payable	4,000,000	4,000,000	4,000,000	4,000,000
Related party subordinated notes payable	500,000	500,000	500,000	500,000
Total debt obligations	$10,500,000	$10,500,000	$10,500,000	$10,500,000

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

Credit Facility

The Company has a $8.5 million credit facility with Commerce consisting of a revolving credit facility of up to $2.5 million (the “Revolver”) that matures on December 30, 2016 and a 60-month term loan of $6.0 million (the “Term Loan”).

The Revolver bears interest at the prime rate plus 1.75% (totaling 5% at March 31, 2014) and is adjusted every six months for any change in the prime rate. In addition to changes in the Prime Rate, the rate can be reduced by up to .50% based on certain EBITDA achievement levels. Under the Revolver, the Company may borrow, repay and re-borrow an amount not to exceed the lesser of $2,500,000 or the total of 80% of eligible billed and unbilled accounts receivable (less the aggregate outstanding on any letters of credit). There have been no borrowings under the Revolver. The Term Loan bears interest for the first 6 months at the prime rate plus 2.75% (totaling 6% at March 31, 2014), and is adjusted every six months for any change in the prime rate. In addition to changes in the prime rate, the rate can be reduced by up to .50% based on certain EBITDA achievement levels. The Term Loan is interest only for six months followed by 54 principal and interest payments commencing on July 30, 2014 with a balloon payment for any remaining principal balance at maturity.

Subordinated Notes

On October 3, 2012, the Company entered into a Note Purchase Agreement with Massachusetts Capital Resource Company (“MCRC”), in which the Company entered into an 8-year, $4 million Subordinated Note due 2020 with MCRC (the “MCRC Note”). The MCRC Note bears interest at 10.5% and is interest only for the first four years followed by 48 equal principal payments commencing October 31, 2016. The Company must pay a premium of 3% if it prepays the MCRC Note before October 1, 2014 and a 1% premium if it prepays the MCRC Note before October 1, 2015. The MCRC Note is subordinated to the Company’s credit facility with Commerce and contains a Minimum Fixed Charge Ratio covenant that the Company is in compliance with at March 31, 2014.

12.	Commitments and Contingencies

Litigation

Two former employees/consultants of GSE have filed two separate complaints in Texas County Court alleging, among other things, claims related to breach of contract, quantum meruit, promissory estoppel, and tortious interference. Each plaintiff claims that GSE and/or the Company failed to pay commissions due for services that they provided prior to the date of the Company’s purchase of certain GSE assets, based on their respective employment or independent contractor agreements with GSE. Each plaintiff has also asserted claims for recovery of their attorneys’ fees. The Company denies the allegations and has filed counterclaims for damages, asserting claims for conversion, unjust enrichment, misappropriation of confidential information, and violation of the Texas Theft Liability Act against each of the plaintiffs. The Company has also filed a counterclaim against one of the plaintiffs for her breach of a non-competition and non-solicitation agreement, based on her working for a competitor of the Company’s during her one-year restrictive period and her improper solicitation of former GSE customers on behalf of the competitor.  The plaintiffs have also asserted claims against the GSE affiliates and their individual principals. The court has assigned a trial date of September 29, 2014 for one of the cases. The remaining case is awaiting assignment of a trial date. The Company’s motion for summary judgment seeking dismissal of all claims against one of the two plaintiffs has been denied.  The Company’s motion for summary judgment against the other plaintiff has been filed and is awaiting oral argument.

The Company has estimated the potential commissions allegedly due to the two plaintiffs to be approximately $0.3 million. The Company has not recorded any accrual for contingent liabilities associated with these legal proceedings based on its belief that any potential loss, while reasonably possible, is not probable. The Company intends to continue to defend these actions vigorously and is currently unable to estimate a range of payments, if any, it may be required to pay, with respect to these claims.  Further, the Company believes that the resolution of these matters will not result in a material effect to its condensed consolidated financial statements.  However, due to uncertainties that accompany litigation of this nature, there could be no assurance that the Company will be successful, and the resolution of the lawsuits could have a material effect on its accompanying condensed consolidated financial statements.

In addition, the Company had filed cross claims against GSE for indemnification under the Asset Purchase Agreement in each of the plaintiffs’ cases.  The GSE affiliates and principals had also asserted cross claims against the Company seeking indemnification under the Asset Purchase Agreement.  In December 2013, GSE had amended its cross claims in one of the matters to include claims asserting breach of the earnout provisions in the Asset Purchase Agreement.  Subsequent to quarter end, the Company and GSE settled all claims against each other related to these lawsuits and the earnout provisions and filed with the court agreed motions to dismiss all claims against one another.  The settlement calls for the Company to issue 200,000 shares of common stock to GSE and its affiliates that had a fair value of $0.9 million on the date issued.  This amount is reflected as a current liability in accrued contingent consideration as of March 31, 2014.

From time to time, the Company may be subject to legal proceedings and claims arising from the conduct of its business operations, including litigation related to employment matters. While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, management believes that the aggregate amount of such liabilities, if any, will not have a material adverse effect on its condensed consolidated financial position and/or results of operations. It is possible, however, that future financial position or results of operations for any particular period could be materially affected by changes in the Company’s assumptions or strategies related to those contingencies or changes out of its control.

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

During the fourth quarter of 2012, we acquired substantially all of the assets and assumed certain obligations of Northeast Energy Partners, LLC (“NEP”) pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) between us, NEP, and its members. NEP was a Connecticut based energy management and procurement company. During the third and fourth quarters of 2011 we acquired the energy procurement business of Co-eXprise, Inc. (“Co-eXprise”), Northeast Energy Solutions, LLC (“NES”) and GSE Consulting, LP (“GSE”). These acquisitions expanded our capabilities in the Energy efficiency services segment, enabled us to enter the growing small- and medium-sized customer Energy procurement marketplaces, and consolidate the large commercial, industrial and government auction space. With the acquisition of NES, we are managing the business as two business segments: Energy procurement and Energy efficiency services.

Our business model is heavily dependent on our people. We have significantly grown our employee base from 20 at the time of our initial public offering in November 2006 to 127 at March 31, 2014. This planned investment in staffing has been, and will continue to be, a key component of our strategic initiatives and revenue growth. These infrastructure investments will result in increased operating costs in the short–term, but in the long-term we expect them to generate cash flow and profitability as we build incremental revenue. To date we have funded our acquisitions and strategic investments primarily with cash on-hand, notes payable, cash from operations and long-term debt. We have also deferred portions of the purchase prices through the use of earnouts that are tied to the ongoing performance of the acquired entity. Through the utilization of seller notes and earnouts, we have been able to finance a portion of the cost of the acquisitions over time with the targets’ ongoing cash flow. These acquisition activities will increase our operating costs both in the short and long-term and may require us to borrow against our current credit facility and/or raise funds through additional capital raises.

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

We do not invoice our electricity energy suppliers for monthly commissions earned and, therefore, we report a substantial portion of our receivables as “unbilled.” Unbilled accounts receivable is based on management’s best estimate of energy provided by the energy suppliers to the energy consumers for a specific completed time period at contracted commission rates and is made up of two components. The first component represents energy usage for which we have received actual data from the supplier and/or the utility, but for which payment has not been received at the balance sheet date. The majority of our contractual relationships with energy suppliers require them to supply actual usage data to us on a monthly basis and remit payment to us based on that usage. The second component represents energy usage for which we have not received actual data, but for which we have estimated usage. Commissions paid in advance by certain bidders are recorded as deferred revenue and amortized to commission revenue on a monthly basis on the energy exchanged that month.

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

Environmental commodity transaction fees are accounted for utilizing two primary methods. For regulated allowance programs like Regional Greenhouse Gas Initiative, Inc. (“RGGI”), fees are paid by the lister and are recognized quarterly as revenue as auctions are completed and approved. For most other environmental commodity transactions both the lister and the bidder pay the transaction fee and revenue is recognized upon the consummation of the underlying transaction as credits are delivered by the lister and payment is made by the bidder.

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

Results of Operations

The following table sets forth certain items as a percent of revenue for the periods presented:

	For the Three Months Ended March 31,
	2014	2013
Revenue	100%	100%
Cost of revenue	24	26
Gross profit	76	74
Operating expenses:
Sales and marketing	50	57
General and administrative	29	24
Operating loss	(3)	(7)
Other expense, net	(2)	(2)
Income tax expense	0	(2)
Net loss	(5%)	(11%)

Comparison of the Three Months Ended March 31, 2014 and 2013

Revenue

	For the Three Months Ended March 31,
	2014	2013	Increase
Energy procurement	$7,969,644	$7,421,159	$548,485	7%
Energy efficiency services	1,550,709	1,236,323	314,386	25
Total revenue	$9,520,353	$8,657,482	$862,871	10%

Revenue increased 10% for the three months ended March 31, 2014 as revenue from both segments increased as compared to the same period in 2013. Energy procurement segment revenue increased 7% due to increased revenue in our retail product line from both our auction and mid-market customers. These increases were partially offset by decreases in wholesale and gas transaction activity in the first quarter of 2014 as increased commodity prices during the quarter resulted in delayed contracting decisions by listers. Energy efficiency services segment revenue increased 25% as the reorganization of the Massachusetts sales team in 2013 resulted in increased revenue in the NSTAR territory in Massachusetts in the first quarter of 2014.

Cost of revenue

	For the Three Months Ended March 31,
	2014		2013
	$	% of Revenue	$	% of Revenue	Increase (Decrease)
Energy procurement	$1,045,371	13%	$1,248,503	17%	$(203,132)	(16%)
Energy efficiency services	1,266,942	82	984,648	80	282,294	29
Total cost of revenue	$2,312,313	24%	$2,233,151	26%	$79,162	4%

Cost of revenue increased 4% for the three months ended March 31, 2014 as compared to the same period in 2013 primarily due to increases in equipment, material and labor costs associated with projects completed by our Energy efficiency services segment. Cost of revenue for our Energy procurement segment decreased 16% due to decreases in payroll reflecting our integration, automation and reorganization efforts. Cost of revenue associated with our Energy procurement segment as a percent of revenue decreased by 4% primarily due to the cost decreases described above and, to a lesser extent, the 7% increase in Energy procurement revenue. Cost of revenue associated with our Energy efficiency services segment increased 29% primarily due to an increase in project costs associated with the 25% increase in revenue. Cost of revenue associated with our Energy efficiency services segment as a percent of revenue increased by 2% primarily due to slightly lower contribution margins on projects completed in the first quarter of 2014.

Operating expenses

	For the Three Months Ended March 31,
	2014		2013
	$	% of Revenue	$	% of Revenue	Increase (Decrease)
Sales and marketing	$4,761,991	50%	$4,978,081	57%	$(216,090)	(4%)
General and administrative	2,684,475	29	2,061,673	24	622,802	30
Total operating expenses	$7,446,466	79%	$7,039,754	81%	$406,712	6%

Sales and marketing expenses decreased 4% for the three months ended March 31, 2014 as compared to the same period in 2013 primarily due to decreases in internal commissions and amortization of intangible assets. Internal commissions decreased due to the change in commission policy for our mid-market group we implemented in the second quarter of 2013. Under the revised policy, we continued to pay commissions based on cash received from mid-market transactions that are deferred for revenue purposes and provided for a bookings bonus to offset the impact of the change in our policy. We converted the bookings bonus to a draw program in 2014, eliminating that component of commission expense. Amortization expense related to intangible assets decreased as certain intangible assets related to our acquisitions became fully amortized in 2014. Sales and marketing expense as a percentage of revenue decreased 7% due to the decrease in costs described above, and the 10% increase in total revenue.

The 30% increase in general and administrative expenses for the three months ended March 31, 2014 as compared to the same period in 2013 was primarily due to increased legal and consulting costs of approximately $0.4 million primarily related to a shareholder action during the first quarter of 2014. In addition, payroll costs increased due to investments in our product development team. General and administrative expenses as a percent of revenue increased 5% primarily due to the cost increases described above, partially offset by the 10% increase in total revenue.

Other income (expense), net

Net interest expense was approximately $0.2 million for the three months ended March 31, 2014 and March 31, 2013, respectively, as our outstanding indebtedness and interest rates were relatively the same for both periods.

Income tax expense

We recorded income tax expense of approximately $0.1 million for the three months ended March 31, 2014 and March 31, 2013, respectively. In the first quarter of both periods income tax expense reflects a deferred tax provision, federal alternative minimum tax liability and state income taxes.

Net loss

We reported a net loss of approximately $0.5 million for the three months ended March 31, 2014 and a net loss of approximately $1.0 million for the three months ended March 31, 2013. The net loss decreased $0.5 million primarily due to the increase in revenue, improved gross margin and the decrease in sales and marketing expenses. These reductions in net loss were partially offset by the increase in general and administrative expense.

Liquidity and Capital Resources

At March 31, 2014, we had no commitments for material capital expenditures. We have identified and executed against a number of strategic initiatives that we believe are key components of our future growth, including: making strategic acquisitions; entering into other energy-related markets including energy efficiency; expanding our community of listers, bidders and channel partners on our exchanges; strengthening and extending our long-term relationships with government agencies; and growing our direct and inside sales force. As of March 31, 2014 our workforce numbered 127, an increase of one from the number that we employed at December 31, 2013. At March 31, 2014, we had 59 professionals in our sales and marketing and account management groups, 41 in our supply desk group and 27 in our general and administrative group.

We paid $10.4 million to acquire three businesses in 2011 through the use of cash on hand, cash flow from ongoing operations as well as cash flow generated by the acquisitions. In addition, we have paid $6.7 million in seller notes and contingent consideration bringing the total cash paid for the 2011 acquisitions to $17.1 million. We borrowed $8.0 million in long-term bank debt to acquire NEP in October 2012 and entered into a $2.0 million seller note with NEP. While the expansion/addition of these debt instruments significantly increased our commitments, we believe we have the resources to meet both our short- and long-term obligations under these arrangements based on cash on-hand, operating cash flows from our base business and cash expected to be generated from all of our acquired businesses. During 2013, we paid an additional $1.3 million in cash related to NEP contingent consideration and $1.5 million against the NEP seller note. As of March 31, 2014 we have substantially retired all of our obligations related to these acquisitions. We have $0.9 million of accrued contingent consideration recorded within current liabilities related to the GSE acquisition and $0.5 million remaining on the NEP Seller note that was due April 1, 2014. Subsequent to quarter end we repaid the remaining $0.5 million NEP Seller note and settled all outstanding earnout claims with GSE by issuing 200,000 shares of common stock, which had a fair value of approximately $0.9 million. During the first three months of 2014 we generated cash flow from operations of $0.9 million and ended the quarter with $2.6 million in cash and cash equivalents.

Comparison of March 31, 2014 to December 31, 2013

	March 31,	December 31,
	2014	2013	Increase (Decrease)
Cash and cash equivalents	$2,578,970	$1,725,136	$853,834	49%
Trade accounts receivable, net	7,439,892	7,738,141	(298,249)	(4)
Days sales outstanding	70	76	(6)	(8)
Working capital (deficit)	(636,284)	(893,984)	257,700	29
Stockholders’ equity	25,285,847	25,480,584	(194,737)	(1)

Cash and cash equivalents increased 49% primarily due to cash flows from operations of approximately $0.9 million. Deferred revenue and customer advances increased due to advance payments related to our Energy efficiency services segment. Accrued compensation decreased due to the payment of year-end bonuses for 2013. Trade accounts receivable at March 31, 2014 decreased 4% as compared to the fourth quarter of 2013 as days sales outstanding decreased 8%. Days sales outstanding (representing accounts receivable outstanding at March 31, 2014 divided by the average sales per day during the current quarter, as adjusted) decreased 8% due to the timing of in-period revenue recognized and cash receipts within the first quarter of 2014 as compared to the fourth quarter of 2013. Revenue from bidders representing 10% or more of our revenue decreased to 19% from one bidder during the three months ended March 31, 2014, from an aggregate 37% for three different bidders in the same period of the previous year. Two bidders merged at the end of 2013 and have been combined to determine the percentages above.

The working capital balance at March 31, 2014 (consisting of current assets less current liabilities) improved $0.3 million from December 31, 2013 primarily due to an increase in cash and cash equivalents. Stockholders’ equity decreased 1% for the three months ended March 31, 2014 due to a $0.5 million net loss, partially offset by share-based compensation and proceeds from the exercise of stock options.

Cash provided by operating activities for the three months ended March 31, 2014 was approximately $0.9 million compared to $0.7 million for the three months ended March 31, 2013. The 2014 increase was primarily due to an increase of approximately $0.4 million in EBITDA. Cash used in investing activities for the three months ended March 31, 2014 was approximately $0.1 million which was substantially offset by cash provided by financing activities of approximately $0.1 million. Cash used in financing activities for the three months ended March 31, 2013 was $1.9 million, primarily resulting from a $1.4 million payment of contingent consideration and $0.5 million of principal payments on long term debt.

EBITDA, representing net loss before interest, income taxes, depreciation and amortization for the three months ended March 31, 2014 was $0.8 million as compared to $0.4 million for the same period in the prior year. Please refer to the section below discussing non-GAAP financial measures for a reconciliation of non-GAAP measures to the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

In this Quarterly Report on Form 10-Q, we provide certain “non-GAAP financial measures”. A non-GAAP financial measure refers to a numerical financial measure that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable financial measure calculated and presented in accordance with GAAP in our financial statements. In this Quarterly Report on Form 10-Q, we provide EBITDA and adjusted EBITDA as additional information relating to our operating results. These non-GAAP measures exclude expenses related to share-based compensation, depreciation related to our fixed assets, amortization expense related to acquisition-related assets and other assets, interest expense on bank borrowings, notes payable to sellers and contingent consideration, interest income on invested funds, and income taxes. Management uses these non-GAAP measures for internal reporting and bank reporting purposes. We have provided these non-GAAP financial measures in addition to GAAP financial results because we believe that these non-GAAP financial measures provide useful information to certain investors and financial analysts in assessing our operating performance due to the following factors:

—

We believe that the presentation of a non-GAAP measure that adjusts for the impact of share-based compensation expenses, depreciation of fixed assets, amortization expense related to acquisition-related assets and other assets, interest expense on bank borrowings, seller notes and contingent consideration, interest income on invested funds, and income taxes, provides investors and financial analysts with a consistent basis for comparison across accounting periods and, therefore, is useful to investors and financial analysts in helping them to better understand our operating results and underlying operational trends;

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

—

We do not regularly earn interest on our cash accounts. Our cash is invested in U.S. Treasury funds and has not yielded material returns to date and these returns generally cannot be changed or influenced by management; and

—

We do not regularly pay federal or state income taxes due to our net operating loss carryforwards. Our income tax expense reflects the release of our deferred tax assets to apply to projected annualized taxable income, and an anticipated alternative minimum tax liability based on statutory rates that generally cannot be changed or influenced by management.

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

	Three Months Ended March 31,
	2014	2013
GAAP net loss	$(497,780)	$(956,885)
Add: Interest expense, net	200,397	202,737
Add: Income taxes	63,000	131,305
Add: Amortization of intangibles	926,645	974,758
Add: Amortization of other assets	13,565	8,507
Add: Depreciation	52,911	55,669
Non-GAAP EBITDA	$758,738	$416,091
Add: Stock-based compensation	161,903	145,986
Non-GAAP adjusted EBITDA	$920,641	$562,077

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

The most judgmental estimates affecting our consolidated financial statements are those relating to revenue recognition and the estimate of actual energy delivered from the bidder to the lister of such energy; stock-based compensation; the valuation of intangible assets and goodwill; the valuation of contingent consideration; impairment of long-lived assets; and estimates of future taxable income as it relates to the realization of our net deferred tax assets. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates; future results of operations may be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our accompanying consolidated financial statements. Refer to Note 2 of our consolidated financial statements within our Annual Report on Form 10-K as filed with the SEC on March 31, 2014 for a description of our accounting policies.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2013. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2014, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and procedures also were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Two former employees/consultants of GSE have filed two separate complaints in Texas County Court alleging, among other things, claims related to breach of contract, quantum meruit, promissory estoppel, and tortious interference. Each plaintiff claims that GSE and/or we failed to pay commissions due for services that they provided prior to the date of our purchase of certain GSE assets, based on their respective employment or independent contractor agreements with GSE. Each plaintiff has also asserted claims for recovery of their attorneys’ fees. We deny the allegations and have filed counterclaims for damages, asserting claims for conversion, unjust enrichment, misappropriation of confidential information, and violation of the Texas Theft Liability Act against each of the plaintiffs. We have also filed a counterclaim against one of the plaintiffs for her breach of a non-competition and non-solicitation agreement, based on her working for a competitor of ours during her one-year restrictive period and her improper solicitation of former GSE customers on behalf of the competitor. The plaintiffs have also asserted claims against the GSE affiliates and their individual principals. The court has assigned a trial date of September 29, 2014 for one of the cases. The remaining case is awaiting assignment of a trial date. Our motion for summary judgment seeking dismissal of all claims against one of the two plaintiffs has been denied.  Our motion for summary judgment against the other plaintiff has been filed and is awaiting oral argument.

We have estimated the potential commissions allegedly due to the two plaintiffs to be approximately $0.3 million. We have not recorded any accrual for contingent liabilities associated with these legal proceedings based on its belief that any potential loss, while reasonably possible, is not probable. We intend to continue to defend these actions vigorously and are currently unable to estimate a range of payments, if any, we may be required to pay, with respect to these claims. Further, we believe that the resolution of these matters will not result in a material effect to our condensed consolidated financial statements. However, due to uncertainties that accompany litigation of this nature, there could be no assurance that we will be successful, and the resolution of the lawsuits could have a material effect on our accompanying condensed consolidated financial statements.

In addition, we had filed cross claims against GSE for indemnification under the Asset Purchase Agreement in each of the plaintiffs’ cases.  The GSE affiliates and principals had also asserted cross claims against us seeking indemnification under the Asset Purchase Agreement.  In December 2013, GSE had amended its cross claims in one of the matters to include claims asserting breach of the earnout provisions in the Asset Purchase Agreement.  Subsequent to quarter end, GSE and we settled all claims against each other related to these lawsuits and the earnout provisions and filed with the court agreed motions to dismiss all claims against one another.  The settlement calls for us to issue 200,000 shares of common stock to GSE and its affiliates that had a fair value of $0.9 million on the date issued.  This amount is reflected as a current liability in accrued contingent consideration as of March 31, 2014.

From time to time, we may be subject to legal proceedings and claims arising from the conduct of its business operations, including litigation related to employment matters. While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, we believe that the aggregate amount of such liabilities, if any, will not have a material adverse effect on our condensed consolidated financial position and/or results of operations. It is possible, however, that future financial position or results of operations for any particular period could be materially affected by changes in our assumptions or strategies related to those contingencies or changes out of our control.

Item 1A. Risk Factors

There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the quarter ended March 31, 2014, we did not sell any unregistered equity securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In connection with the vesting of restricted stock granted to employees, we withheld certain shares with value equivalent to employees’ minimum statutory obligations for the applicable income and other employment taxes.

A summary of the shares withheld to satisfy employee tax withholding obligations for the three months ended March 31, 2014 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plan
01/01/14 – 01/31/14	—	$—	—	—
02/01/14 – 02/28/14	—	$—	—	—
03/01/14 – 03/31/14	38	$4.96	—	—
Total	38	$4.96	—	—

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
101

The following materials from World Energy Solutions, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in Extensible Business Reporting Language: (i) the condensed consolidated balance sheets; (ii) the condensed consolidated statements of operations; (iii) the condensed consolidated statements of cash flows; and (iv) notes to the condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Energy Solutions, Inc.
Dated: May 8, 2014	By:	/s/ Philip Adams
Philip Adams
Chief Executive Officer
Dated: May 8, 2014	By:	/s/ James Parslow
James Parslow
Chief Financial Officer