Form 10-Q
period 2014-06-30
World Energy Solutions, Inc.
filed 2014-08-08
CIK 1371781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2014; or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number: 001-34289

World Energy Solutions, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3474959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of August 1, 2014, the registrant had 12,740,139 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

WORLD ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,290,370	$1,725,136
Trade accounts receivable, net	7,205,500	7,738,141
Inventory	666,051	415,770
Current portion of deferred tax asset	906,350	901,350
Prepaid expenses and other current assets	636,744	477,406
Total current assets	11,705,015	11,257,803
Property and equipment, net	516,094	573,778
Intangible assets, net	13,422,620	15,193,965
Goodwill	16,167,834	16,167,834
Deferred tax asset, net of current portion	7,230,984	7,198,984
Other assets, net	842,355	687,098
Total assets	$49,884,902	$51,079,462
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,174,136	$1,697,798
Accrued commissions	1,673,685	1,567,839
Accrued compensation	1,963,304	2,119,784
Accrued contingent consideration	—	1,000,000
Accrued expenses and other current liabilities	783,302	1,242,274
Deferred revenue and customer advances	3,997,901	3,546,380
Related party subordinated notes payable	—	500,000
Current portion of long-term debt	1,035,939	477,712
Total current liabilities	10,628,267	12,151,787
Long-term debt, net of current portion	4,964,061	5,522,288
Subordinated note payable	4,000,000	4,000,000
Deferred revenue and customer advances, net of current portion	3,521,338	3,910,035
Other liabilities	12,734	14,768
Total liabilities	23,126,400	25,598,878
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 30,000,000 shares authorized; 12,473,960 shares issued and 12,411,163 shares outstanding at June 30, 2014, and 12,178,366 shares issued and 12,120,338 shares outstanding at December 31, 2013	1,241	1,212
Additional paid-in capital	46,384,524	44,894,961
Accumulated deficit	(19,348,420)	(19,156,245)
Treasury stock, at cost; 62,797 shares at June 30, 2014 and 58,028 shares at December 31, 2013	(278,843)	(259,344)
Total stockholders’ equity	26,758,502	25,480,584
Total liabilities and stockholders’ equity	$49,884,902	$51,079,462

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Brokerage commissions, transaction fees and efficiency projects	$9,214,613	$7,744,234	$18,552,778	$16,215,193
Management fees	178,423	191,423	360,612	377,946
Total revenue	9,393,036	7,935,657	18,913,390	16,593,139
Cost of revenue	2,119,806	2,144,455	4,432,119	4,377,606
Gross profit	7,273,230	5,791,202	14,481,271	12,215,533
Operating expenses:
Sales and marketing	4,633,760	4,890,347	9,395,751	9,868,428
General and administrative	2,228,641	2,167,021	4,913,114	4,228,694
Total operating expenses	6,862,401	7,057,368	14,308,865	14,097,122
Operating income (loss)	410,829	(1,266,166)	172,406	(1,881,589)
Interest expense, net	(197,899)	(277,397)	(398,296)	(480,134)
Other income	4,672	20,713	8,715	13,293
Income (loss) before income taxes	217,602	(1,522,850)	(217,175)	(2,348,430)
Income tax benefit (expense)	88,000	(131,305)	25,000	(262,610)
Net income (loss)	$305,602	$(1,654,155)	$(192,175)	$(2,611,040)
Net income (loss) per common share — basic	$0.02	$(0.14)	$(0.02)	$(0.22)
Net income (loss) per common share — diluted	$0.02	$(0.14)	$(0.02)	$(0.22)
Weighted average shares outstanding — basic	12,369,034	11,982,656	12,252,044	11,974,428
Weighted average shares outstanding — diluted	12,518,390	11,982,656	12,252,044	11,974,428

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(192,175)	$(2,611,040)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,902,353	2,077,268
Deferred income taxes	(37,000)	220,610
Stock-based compensation	352,664	292,309
Loss on disposal of property and equipment	4,698	11,177
Non-cash interest expense on warrants related to debt discount	—	19,937
Interest on accrued contingent consideration	—	19,836
Changes in operating assets and liabilities:
Trade accounts receivable, net	532,641	237,001
Inventory	(250,281)	(300,358)
Prepaid expenses and other current assets	(102,664)	(320,987)
Accounts payable	(523,662)	659,647
Accrued commissions	105,846	390,330
Accrued compensation	(156,480)	(249,428)
Accrued contingent consideration	(72,000)	(188,000)
Accrued expenses and other current liabilities	(458,972)	(687,756)
Deferred revenue and customer advances	62,824	1,676,579
Net cash provided by operating activities	1,167,792	1,247,125
Cash flows from investing activities:
(Increase) decrease in other assets	(181,269)	72,699
Purchases of property and equipment, net of disposals	(52,010)	(65,489)
Net cash (used in) provided by investing activities	(233,279)	7,210
Cash flows from financing activities:
Proceeds from exercise of stock options	152,254	107,814
Purchase of treasury stock	(19,499)	(34,575)
Principal payments on long-term debt	—	(1,000,000)
Principal payments on notes payable	(500,000)	—
Payments of contingent consideration	—	(1,435,548)
Principal payments on capital lease obligations	(2,034)	(8,370)
Net cash used in financing activities	(369,279)	(2,370,679)
Net increase (decrease) in cash and cash equivalents	565,234	(1,116,344)
Cash and cash equivalents, beginning of period	1,725,136	3,307,822
Cash and cash equivalents, end of period	$2,290,370	$2,191,478
Supplemental Disclosure of Cash Flow Information:
Net cash paid for interest	$424,561	$480,623
Net cash paid for income taxes	$15,190	$98,050
Non-cash activities:
Contingent consideration settled with common stock	$928,000	$—
Equipment acquired under capital leases	$—	$21,416

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2014

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

The December 31, 2013 condensed consolidated balance sheet has been derived from audited consolidated financial statements and the accompanying June 30, 2014 unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 31, 2014.

In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments consisting of normal recurring adjustments and accruals necessary for the fair presentation of the Company’s financial position as of June 30, 2014, the results of its operations for the three and six months ended June 30, 2014 and 2013 and the results of its cash flows for the six months ended June 30, 2014 and 2013, respectively.

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

3.	Income (Loss) Per Share

As of June 30, 2014 and 2013, the Company only had one issued and outstanding class of stock – common stock. The basic income (loss) per share for the three and six months ended June 30, 2014 and 2013 is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. The diluted income (loss) per share for the three and six months ended June 30, 2014 and 2013 is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period plus the amounts representing the dilutive effect of common stock options, common stock warrants and restricted stock that would be issuable upon conversion, exercise, or contingent exercise.

The following table provides a reconciliation of the denominators of the Company’s reported basic and diluted earnings per share computation for the three and six months ended June 30, 2014 and 2013, respectively:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Weighted number of common shares - basic	12,369,034	11,982,656	12,252,044	11,974,428
Common stock equivalents	149,356	—	—	—
Weighted number of common and common equivalent shares - diluted	12,518,390	11,982,656	12,252,044	11,974,428

As the Company was in a net loss position for the three months ended June 30, 2013 and the six months ended June 30, 2014 and 2013, the computed diluted loss per share does not assume conversion, exercise, or contingent exercise of securities as that would have an anti-dilutive effect on the loss per share in those periods.

For the three months ended June 30, 2014, 373,000 and 45,045 shares issuable relative to common stock options and common stock warrants, respectively, were excluded from net income (loss) per share since the inclusion of such shares would be anti-dilutive. For the six months ended June 30, 2014, 674,867, 49,545 and 251,750 shares issuable relative to common stock options, common stock warrants and restricted stock, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive. For the three and six months ended June 30, 2013, 770,714, 49,545, and 122,000 shares issuable relative to common stock options, common stock warrants and restricted stock, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive. The Company did not declare or pay any dividends in 2014 or 2013.

4.	Concentration of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company has no material off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. The Company places its cash and cash equivalents with two institutions, which management believes are of high credit quality. As of June 30, 2014, all of the Company’s cash and cash equivalents are held in interest bearing accounts.

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

The following represents revenue and trade accounts receivable from bidders exceeding 10% of the total in each category:

	Revenue for the three months ended June 30,		Revenue for the six months ended June 30,		Trade Accounts Receivable as of June 30,
Bidder	2014	2013	2014	2013	2014	2013
A	12%	18%	15%	17%	21%	17%
B	13%	12%	11%	11%	13%	13%
C	7%	9%	7%	9%	11%	10%

Two bidders merged at the end of 2013 and have been combined for presentation purposes above. In addition to its direct relationship with bidders, the Company also has direct contractual relationships with listers for the online procurement of certain of their energy, demand response or environmental needs. These listers are primarily large businesses and government organizations and do not have a direct creditor relationship with the Company. For the three and six months ended June 30, 2014 and 2013, no lister represented more than 10% individually of the Company’s aggregate revenue.

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

The Company does invoice bidders for commissions earned on wholesale, a substantial portion of retail natural gas and energy efficiency transactions, which are reflected as billed accounts receivable. For natural gas and wholesale transactions, the total commission earned on these transactions is recognized upon completion of the procurement event and are generally due within 30 days of invoice date. For efficiency projects, revenue is recognized and invoiced upon project installation and acceptance, as required, and are generally due within 30 days of invoice date. In addition, the Company invoices the bidder, lister or combination of both for certain auctions performed for environmental commodity product transactions. These transactions are earned and invoiced either upon lister acceptance of the auction results or, in some cases, upon delivery of the credits or cash settlement of the transaction. Management provides for an allowance for doubtful accounts on a specifically identified basis, as well as through historical experience applied to an aging of accounts, if necessary. Trade accounts receivable are written off when deemed uncollectible. To date, write-offs have not been material. Trade accounts receivable, net consists of the following:

	June 30, 2014	December 31, 2013
Unbilled accounts receivable	$6,517,791	$6,070,227
Billed accounts receivable	1,187,888	1,993,093
	7,705,679	8,063,320
Allowance for doubtful accounts	(500,179)	(325,179)
Trade accounts receivable, net	$7,205,500	$7,738,141

6.Inventory

Inventory is maintained in the Company’s Energy efficiency services segment and consists of prepaid expendables and project materials. Prepaid expendables represents consumable components that are used in project installations and are stated at the lower of cost or market, with cost being determined on a first-in, first-out (FIFO) basis. Historical inventory usage and current trends are considered in estimating both excess and obsolete inventory. To date, there have been no material write-downs of inventory and therefore no allowance for excess or obsolete inventory was recorded at June 30, 2014 or December 31, 2013. Project materials represent direct costs incurred on projects-in-process as of each reporting period. Inventory consists of the following:

	June 30, 2014	December 31, 2013
Prepaid expendables	$46,556	$55,563
Project materials	619,495	360,207
Total inventory	$666,051	$415,770

7.	Intangible Assets, Net

Intangibles, net with finite lives are summarized as follows as of June 30, 2014 and December 31, 2013:

		June 30, 2014			December 31, 2013
	Estimated Useful Life	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Customer contracts	1 - 4 years	$5,276,000	$3,687,000	$1,589,000	$5,276,000	$3,017,000	$2,259,000
Customer relationships	7 - 10 years	13,792,000	5,519,000	8,273,000	13,792,000	4,812,000	8,980,000
Non-compete agreements	5 years	2,585,000	1,220,000	1,365,000	2,585,000	962,000	1,623,000
Trade names	4 years	1,090,000	630,000	460,000	1,090,000	494,000	596,000
Total		$22,743,000	$11,056,000	$11,687,000	$22,743,000	$9,285,000	$13,458,000

The Company also recorded acquisition related intangible assets with indefinite lives in the amount of $1,736,000 pertaining to customer relationships, which is not reflected in the above tables.

Amortization expense was approximately $1.8 million and $2.0 million for the six months ended June 30, 2014 and 2013, respectively. The approximate future amortization expense of intangible assets is as follows:

Remainder of 2014	$1,599,000
2015	2,801,000
2016	2,416,000
2017	1,273,000
2018	915,000
2019 and thereafter	2,683,000
$11,687,000

8.	Deferred Revenue and Customer Advances

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

Amount
Remainder of 2014	$2,233,000
2015	3,432,000
2016	1,308,000
2017	334,000
2018 and thereafter	212,000
Total deferred revenue and customer advances	$7,519,000

The following table provides a rollforward of deferred revenue and customer advances:

Amount
Balance at January 1, 2014	$7,456,000
Cash received	2,925,000
Revenue recognized	(2,862,000)
Balance at June 30, 2014	$7,519,000

9.	Segment Reporting

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

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Consolidated revenue from external customers:
Energy procurement	$7,954,352	$6,956,838	$15,923,997	$14,377,997
Energy efficiency services	1,438,684	978,819	2,989,393	2,215,142
Consolidated total revenue	$9,393,036	$7,935,657	$18,913,390	$16,593,139
Consolidated income (loss) before income taxes:		.
Energy procurement	$452,621	$(1,173,962)	$297,240	$(1,799,501)
Energy efficiency services	(235,019)	(348,888)	(514,415)	(548,929)
Consolidated income (loss) before income taxes	$217,602	$(1,522,850)	$(217,175)	$(2,348,430)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Energy Procurement:
Amortization	$817,857	$943,974	$1,718,778	$1,887,950
Depreciation	$45,314	$49,263	$91,373	$97,827
Interest expense, net	$197,899	$277,397	$398,296	$480,134
Energy Efficiency Services:
Amortization	$39,290	$39,290	$78,579	$78,579
Depreciation	$6,771	$5,807	$13,623	$12,912
Interest expense, net	$—	$—	$—	$—

	June 30, 2014	December 31, 2013
Consolidated total assets:
Energy procurement	$44,317,053	$44,898,931
Energy efficiency services	5,567,849	6,180,531
Consolidated total assets	$49,884,902	$51,079,462

10.	Income Taxes

In accordance with ASC 740, Income Taxes, each interim period is considered integral to the annual period and the tax benefit (expense) is measured using an estimated annual effective tax rate. An entity is required to record income tax provision each quarter based on its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, as adjusted for discrete taxable events that occur during the interim period. If, however, the entity is unable to reliably estimate its annual effective tax rate, then the actual effective tax rate for the year-to-date period may be the best annual effective tax rate estimate. For the six months ended June 30, 2014, the Company determined that it was unable to make a reliable estimate of the annual effective tax rate as relatively small changes in its projected income or loss produce significant variances in its annual effective tax rate. Therefore, the Company recorded a tax benefit in the amount of $88,000 and $25,000 for the three and six months ended June 30, 2014, respectively, based on the actual effective rate for the six months ended June 30, 2014. The effective tax rate for the three and six months ended June 30, 2013 was calculated based on an estimated annual effective tax rate resulting in an income tax expense of $131,000 and $263,000, respectively.

11.	Fair Value Measurement and Fair Value of Financial Instruments

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

As of June 30, 2014, the Company did not have any assets and liabilities measured at fair values on a recurring basis.

Assets and liabilities of the Company measured at fair values on a recurring basis as of December 31, 2013 are summarized as follows:

	December 31, 2013	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$1,000,000	$—	$—	$1,000,000
Total liabilities	$1,000,000	$—	$—	$1,000,000

The Company determines the fair value of acquisition-related contingent consideration based on assessment of the probability that the Company would be required to make such future payment. Changes to the fair value of contingent consideration are recorded in general and administrative expense. During the three months ended June 30, 2014, the Company settled its contingent consideration obligations. As part of the settlement, the Company issued 200,000 shares of common stock to GSE Consulting, L.P. (“GSE”) that had a fair value of $928,000 on the date of issuance.

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of the contingent consideration.

For The Six Months Ended June 30, 2014
Beginning balance	$1,000,000
Additions	—
Settlement	(928,000)
Change in fair value included in earnings	(72,000)
Accrued interest	—
Ending balance	$—

The carrying amounts and fair values of the Company’s debt obligations are as follows

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loan	$6,000,000	$6,000,000	$6,000,000	$6,000,000
Subordinated notes payable	4,000,000	4,000,000	4,000,000	4,000,000
Related party subordinated notes payable	—	—	500,000	500,000
Total debt obligations	$10,000,000	$10,000,000	$10,500,000	$10,500,000

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

12.	Credit Arrangements

Credit Facility

The Company has a $8.5 million credit facility with Commerce consisting of a revolving credit facility of up to $2.5 million (the “Revolver”) that matures on December 30, 2016 and a 60-month term loan of $6.0 million (the “Term Loan”).

The Revolver bears interest at the prime rate plus 1.75% (totaling 5% at June 30, 2014) and is adjusted every six months for any change in the prime rate. In addition to changes in the Prime Rate, the rate can be reduced by up to .50% based on certain EBITDA achievement levels. Under the Revolver, the Company may borrow, repay and re-borrow an amount not to exceed the lesser of $2.5 million or the total of 80% of eligible billed and unbilled accounts receivable (less the aggregate outstanding on any letters of credit). There have been no borrowings under the Revolver. The Term Loan bears interest for the first 6 months at the prime rate plus 2.75% (totaling 6% at June 30, 2014), and is adjusted every six months for any change in the prime rate. In addition to changes in the prime rate, the rate can be reduced by up to .50% based on certain EBITDA achievement levels. The Term Loan is interest only for six months followed by 54 monthly principal and interest payments commencing on July 30, 2014 with a balloon payment for any remaining principal balance at maturity.

Subordinated Notes

On October 3, 2012, the Company entered into a Note Purchase Agreement with Massachusetts Capital Resource Company (“MCRC”), in which the Company entered into an 8-year, $4.0 million Subordinated Note due September 30, 2020 with MCRC (the “MCRC Note”). The MCRC Note bears interest at 10.5% and is interest only for the first four years followed by 48 equal principal payments commencing October 31, 2016. The Company must pay a premium of 3% if it prepays the MCRC Note before October 1, 2014 and a 1% premium if it prepays the MCRC Note before October 1, 2015. The MCRC Note is subordinated to the Company’s credit facility with Commerce and contains a Minimum Fixed Charge Ratio covenant that the Company is in compliance with at June 30, 2014.

13.	Commitments and Contingencies

Litigation

Two former employees/consultants of GSE have filed two separate complaints in the District Courts of Dallas County and Tarrant County Texas alleging, among other things, claims related to breach of contract, quantum meruit, promissory estoppel, tortious interference, and civil conspiracy. Each plaintiff claims that GSE and/or the Company failed to pay commissions due for services that they provided prior to the date of the Company’s purchase of certain GSE assets, based on their respective employment or independent contractor agreements with GSE. Each plaintiff has also asserted claims for recovery of their attorneys’ fees. The Company denies the allegations and has filed counterclaims for damages, asserting claims for conversion, unjust enrichment, misappropriation of confidential information, and violation of the Texas Theft Liability Act against each of the plaintiffs. The Company has also filed a counterclaim against one of the plaintiffs for her breach of a non-competition and non-solicitation agreement, based on her working for a competitor of the Company’s during her one-year restrictive period and her improper solicitation of former GSE customers on behalf of the competitor.  The plaintiffs have also asserted claims against the GSE affiliates and their individual principals. The Company’s motions for summary judgment seeking dismissal of all of the plaintiff’s claims was denied in its entirety in one of the cases.  In the other case, the Company’s motion for summary judgment was partially granted, dismissing the plaintiff’s civil conspiracy claim.   The courts have assigned trial dates of September 29, 2014 and November 17, 2014.

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

In addition, the Company had filed cross claims against GSE for indemnification under the Asset Purchase Agreement in each of the plaintiffs’ cases.  The GSE affiliates and principals had also asserted cross claims against the Company seeking indemnification under the Asset Purchase Agreement.  In December 2013, GSE had amended its cross claims in one of the matters to include claims asserting breach of the earnout provisions in the Asset Purchase Agreement.  During the three months ended June 30, 2014, the Company and GSE settled all claims against each other related to these lawsuits and the earnout provisions.  The Company and GSE filed with the court agreed motions to dismiss all claims against one another, which were allowed by the court.  The settlement called for the Company to issue 200,000 shares of common stock to GSE and its affiliates that had a fair value of $0.9 million on the date issued.

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

Our business model is heavily dependent on our people. We have significantly grown our employee base from 20 at the time of our initial public offering in November 2006 to 127 at June 30, 2014. This planned investment in staffing has been, and will continue to be, a key component of our strategic initiatives and revenue growth. These infrastructure investments will result in increased operating costs in the short–term, but in the long-term we expect them to generate cash flow and profitability as we build incremental revenue. To date we have funded our acquisitions and strategic investments primarily with cash on-hand, notes payable, cash from operations and long-term debt. We have also deferred portions of the purchase prices through the use of earnouts that are tied to the ongoing performance of the acquired entity. Through the utilization of seller notes and earnouts, we have been able to finance a portion of the cost of the acquisitions over time with the targets’ ongoing cash flow. These acquisition activities will increase our operating costs both in the short and long-term and may require us to borrow against our current credit facility and/or raise funds through additional capital raises.

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

Mid-Market Transactions

We earn a monthly commission on energy sales from each energy supplier based on the energy usage transacted between the energy supplier and energy consumer. The commissions are not based on the retail price for electricity but rather on the amount of energy consumed. Commissions are calculated based on the energy usage transacted between the energy supplier and energy consumer multiplied by our contractual commission rate. Revenue from commissions is recognized as earned over the life of each contract as energy is consumed, provided there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the fee is reasonably assured, and customer acceptance criteria, if any, has been successfully demonstrated. We generally recognize revenue on these transactions when we have received verification from the energy supplier of the end-users energy usage and energy supplier’s subsequent collection of the fees billed to the end user. The verification is generally accompanied with payment of the agreed upon fee to us, at which time the revenue is recognized. Commissions paid in advance are recorded as customer advances and are recognized monthly as commission revenue based on the energy exchanged that month. To the extent we do not receive verification of actual energy usage or we cannot reliably estimate what actual energy usage was for a given period, revenue is deferred until usage and collection data is received from the energy supplier. To the extent that we do not receive actual usage data from the energy supplier, we will recognize revenue at the end of the contract flow date.

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

Income tax benefit (expense)

Income tax benefit (expense) is based on projected annualized taxable income or loss when this can be reliably estimated. In the event that we cannot reliably estimate due to the fact that a relatively small change in projected annualized taxable income or loss produces a significant variance in our annual effective tax rate then we utilize the actual effective rate for the year to date period. Under both scenarios, the benefit (expense) also reflects our deferred tax provision, federal alternative minimum liability and state income taxes.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	100%	100%	100%	100%
Cost of revenue	23	27	23	26
Gross profit	77	73	77	74
Operating expenses:
Sales and marketing	49	62	50	59
General and administrative	24	27	26	26
Operating income (loss)	4	(16)	1	(11)
Other expense, net	(2)	(3)	(2)	(3)
Income tax benefit (expense)	1	(2)	0	(2)
Net income (loss)	3%	(21%)	(1%)	(16%)

Results of Operations

The following table sets forth certain items as a percent of revenue for the periods presented:

Comparison of the Three Months Ended June 30, 2014 and 2013

Revenue

	For the Three Months Ended June 30,
	2014	2013	Increase
Energy procurement	$7,954,352	$6,956,838	$997,514	14%
Energy efficiency services	1,438,684	978,819	459,865	47
Total revenue	$9,393,036	$7,935,657	$1,457,379	18%

Revenue increased 18% for the three months ended June 30, 2014 as revenue from both segments increased as compared to the same period in 2013. Energy procurement segment revenue increased 14% due to increased transaction activity from our auction and mid-market customers as well as increased revenue recognized from previously deferred items. Energy efficiency services segment revenue increased 47% as the rebuilt Massachusetts sales team gained traction in the market and delivered an increase in the number of projects as well as an increase in the average project size compared to the second quarter of 2013.

Cost of revenue

	For the Three Months Ended June 30,
	2014		2013
	$	% of Revenue	$	% of Revenue	Increase (Decrease)
Energy procurement	$977,082	12%	$1,249,181	18%	$(272,099)	(22%)
Energy efficiency services	1,142,724	79	895,274	91	247,450	28
Total cost of revenue	$2,119,806	23%	$2,144,455	27%	$(24,649)	(1%)

Cost of revenue decreased 1% for the three months ended June 30, 2014 as compared to the same period in 2013. Cost of revenue for our Energy procurement segment decreased 22% due to decreases in payroll reflecting our integration, automation and reorganization efforts. Cost of revenue associated with our Energy procurement segment as a percent of revenue decreased by 6% primarily due to the cost decreases described above and, to a lesser extent, the 14% increase in Energy procurement revenue. Cost of revenue associated with our Energy efficiency services segment increased 28% primarily due to an increase in project costs associated with the 47% increase in revenue. Cost of revenue associated with our Energy efficiency services segment as a percent of revenue decreased by 12% primarily due to improved contribution margins on projects completed in the second quarter of 2014 as compared to the second quarter of 2013.

Operating expenses

	For the Three Months Ended June 30,
	2014		2013
	$	% of Revenue	$	% of Revenue	Increase (Decrease)
Sales and marketing	$4,633,760	49%	$4,890,347	62%	$(256,587)	(5%)
General and administrative	2,228,641	24	2,167,021	27	61,620	3
Total operating expenses	$6,862,401	73%	$7,057,368	89%	$(194,967)	(3%)

Sales and marketing expenses decreased 5% for the three months ended June 30, 2014 as compared to the same period in 2013 primarily due to decreases in internal commissions and amortization of intangible assets. Internal commissions decreased due to the change in commission policy for our mid-market group that we implemented in the second quarter of 2013. Under the revised policy, we continued to pay commissions based on cash received from mid-market transactions that were deferred for revenue purposes and provided for a bookings bonus to offset the impact of the change in our policy. We converted the bookings bonus to a draw program in 2014, eliminating that component of commission expense. Amortization expense related to intangible assets decreased as certain intangible assets related to our acquisitions became fully amortized in 2014. These decreases were partially offset by an increase in third party commission expense as we continue to expand our channel partner network. Sales and marketing expense as a percentage of revenue decreased 13% due to the decrease in costs described above, and the 18% increase in total revenue.

The 3% increase in general and administrative expenses for the three months ended June 30, 2014 as compared to the same period in 2013 was primarily due to an increase in bad debt expense and payroll costs. The increases were partially offset by a reduction in legal costs. Payroll costs increased due to investments in our product development team. General and administrative expenses as a percent of revenue decreased 3% primarily due to the cost increases described above, offset by the 18% increase in total revenue.

Other income (expense), net

We recorded net interest expense of approximately $0.2 million for the three months ended June 30, 2014 compared to net interest expense of approximately $0.3 for the three months ended June 30, 2013.  The decrease in net interest expense in 2014 was primarily due to a reduction in the interest charged on our long-term debt resulting from the replacement of our credit facility in the fourth quarter of 2013.

Income tax benefit (expense)

We recorded an income tax benefit of approximately $0.1 million for the three months ended June 30, 2014 and an income tax expense of approximately $0.1 million for the three months ended June 30, 2013.  For the three months ended June 30, 2014, we were unable to make a reliable estimate of our annual effective tax rate as relatively small changes in our projected income or loss could produce a significant variance in our annual effective tax rate and as a result we utilized the actual effective tax rate as the basis for the income tax benefit.  For the three months ended June 30, 2013, the effective tax rate was based on our estimated annual effective tax rate.  Both periods reflect a deferred tax provision, federal alternative minimum tax liability and state income taxes.

Net income (loss)

We reported net income of approximately $0.3 million for the three months ended June 30, 2014 and a net loss of approximately $1.7 million for the three months ended June 30, 2013. The $2.0 million increase was primarily due to the increase in revenue, improved gross margin and the decrease in sales and marketing expenses.

Comparison of the Six Months Ended June 30, 2014 and 2013

Revenue

	For the Six Months Ended June 30,
	2014	2013	Increase
Energy procurement	$15,923,997	$14,377,997	$1,546,000	11%
Energy efficiency services	2,989,393	2,215,142	774,251	35
Total revenue	$18,913,390	$16,593,139	$2,320,251	14%

Revenue increased 14% for the six months ended June 30, 2014 as revenue from both segments increased as compared to the same period in 2013. Energy procurement segment revenue increased 11% due to increased transaction activity from our auction and mid-market customers as well as increased revenue recognized from previously deferred items. These increases were partially offset by decreases in wholesale and gas transaction activity in the six months ended June 30, 2014 as increased commodity prices during the first quarter resulted in delayed contracting decisions by listers. Energy efficiency services segment revenue increased 35% as the rebuilt Massachusetts sales team delivered increased revenue in the NSTAR territory in Massachusetts during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Cost of revenue

	For the Six Months Ended June 30,
	2014		2013
	$	% of Revenue	$	% of Revenue	Increase (Decrease)
Energy procurement	$2,019,933	13%	$2,497,684	17%	$(477,751)	(19%)
Energy efficiency services	2,412,186	81	1,879,922	85	532,264	28
Total cost of revenue	$4,432,119	23%	$4,377,606	26%	$54,513	1%

Cost of revenue increased 1% for the six months ended June 30, 2014 as compared to the same period in 2013. Cost of revenue for our Energy procurement segment decreased 19% due to decreases in payroll reflecting our integration, automation and reorganization efforts. Cost of revenue associated with our Energy procurement segment as a percent of revenue decreased by 4% primarily due to the cost decreases described above and, to a lesser extent, the 11% increase in Energy procurement revenue. Cost of revenue associated with our Energy efficiency services segment increased 28% primarily due to an increase in project costs associated with the 35% increase in revenue. Cost of revenue associated with our Energy efficiency services segment as a percent of revenue decreased by 4% primarily due to improved contribution margins on projects completed in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Operating expenses

	For the Six Months Ended June 30,
	2014		2013
	$	% of Revenue	$	% of Revenue	Increase (Decrease)
Sales and marketing	$9,395,751	50%	$9,868,428	59%	$(472,677)	(5%)
General and administrative	4,913,114	26	4,228,694	26	684,420	16
Total operating expenses	$14,308,865	76%	$14,097,122	85%	$211,743	2%

Sales and marketing expenses decreased 5% for the six months ended June 30, 2014 as compared to the same period in 2013 primarily due to decreases in internal commissions and amortization of intangible assets. Internal commissions decreased due to lower quota attainment in 2014 compared to 2013 and due to the change in commission policy for our mid-market group that we implemented in the second quarter of 2013. Under the revised policy, we continued to pay commissions based on cash received from mid-market transactions that were deferred for revenue purposes and provided for a bookings bonus to offset the impact of the change in our policy. We converted the bookings bonus to a draw program in 2014, eliminating that component of commission expense. Amortization expense related to intangible assets decreased as certain intangible assets related to our acquisitions became fully amortized in 2014. These decreases were partially offset by an increase in third party commission expense as we continued to expand our channel partner network. Sales and marketing expense as a percentage of revenue decreased 9% due to the decrease in costs described above the 14% increase in revenue.

The 16% increase in general and administrative expenses for the six months ended June 30, 2014 as compared to the same period in 2013 was due to increased legal and consulting costs of approximately $0.4 million primarily related to a shareholder action during the first quarter of 2014. In addition, payroll costs increased due to investments in our product development team. General and administrative expenses as a percent of revenue was substantially consistent with the prior year period as the 14% increase in revenue offset the above noted cost increases.

Other income (expense), net

We recorded net interest expense of approximately $0.4 million for the six months ended June 30, 2014 compared to net interest expense of approximately $0.5 million for the six months ended June 30, 2013.  The decrease in net interest expense in 2014 was primarily due to a reduction in the interest charged on our long-term debt resulting from the replacement of our credit facility in the fourth quarter of 2013.

Income tax benefit (expense)

We recorded an income tax benefit of approximately $25,000 for the six months ended June 30, 2014 and an income tax expense of approximately $0.3 million for the six months ended June 30, 2013.  For the six months ended June 30, 2014, we were unable to make a reliable estimate of our annual effective tax rate as relatively small changes in our projected income or loss could produce a significant variance in our annual effective tax rate and as a result we utilized the actual effective tax rate as the basis for the income tax benefit.  For the three months ended June 30, 2013, the effective tax rate was based on our estimated annual effective tax rate.  Both periods reflect a deferred tax provision, federal alternative minimum tax liability and state income taxes.

Net income (loss)

Net loss decreased approximately $2.4 million for the six months ended June 30, 2014 compared to the same period in 2013, primarily due the increase in revenue, improved gross margin and the decrease in sales and marketing expenses. These decreases in net loss were partially offset by the increase in general and administrative expense.

Liquidity and Capital Resources

At June 30, 2014, we had no commitments for material capital expenditures. We have identified and executed against a number of strategic initiatives that we believe are key components of our future growth, including: making strategic acquisitions; entering into other energy-related markets including energy efficiency; expanding our community of listers, bidders and channel partners on our exchanges; strengthening and extending our long-term relationships with government agencies; and growing our direct and inside sales force. As of June 30, 2014 our workforce numbered 127, an increase of one from the number that we employed at December 31, 2013. At June 30, 2014, we had 61 professionals in our sales and marketing and account management groups, 40 in our supply desk group and 26 in our general and administrative group.

We paid $10.4 million to acquire three businesses in 2011 through the use of cash on hand, cash flow from ongoing operations as well as cash flow generated by the acquisitions. In addition, we have paid $6.7 million in seller notes and contingent consideration bringing the total cash paid for the 2011 acquisitions to $17.1 million. In October 2012, we borrowed $8.0 million in long-term bank debt and entered into a $2.0 million seller note to acquire NEP. While the expansion/addition of these debt instruments significantly increased our commitments, we believe we have the resources to meet both our short- and long-term obligations under these arrangements based on cash on-hand, operating cash flows from our base business and cash expected to be generated from all of our acquired businesses. During 2013, we paid an additional $1.3 million in cash related to NEP contingent consideration and retired $1.5 million against the NEP seller note. During 2014, we repaid the remaining $0.5 million NEP Seller note and settled all outstanding earnout claims with GSE by issuing 200,000 shares of common stock, which had a fair value of approximately $0.9 million. As of June 30, 2014 we have retired all of our seller-note and earnout obligations related to these acquisitions. During the six months ended June 30, 2014 we generated cash flow from operations of $1.2 million and ended the quarter with $2.3 million in cash and cash equivalents.

Comparison of June 30, 2014 to December 31, 2013

	June 30, 2014	December 31, 2013	Increase (Decrease)
Cash and cash equivalents	$2,290,370	$1,725,136	$565,234	33%
Trade accounts receivable, net	7,205,500	7,738,141	(532,641)	(7)
Days sales outstanding	69	76	(7)	(9)
Working capital (deficit)	1,076,748	(893,984)	1,970,732	220
Stockholders’ equity	26,758,502	25,480,584	1,277,918	5

Cash and cash equivalents increased 33% primarily due to cash flows from operations of approximately $1.2 million. Trade accounts receivable at June 30, 2014 decreased 7% as compared to the fourth quarter of 2013 as days sales outstanding (representing accounts receivable outstanding at June 30, 2014 divided by the average sales per day during the three months ended June 30, 2014, as adjusted) decreased 9%. Days sales outstanding decreased 9% due to the timing of in-period revenue recognized and cash receipts within the six months ended June 30, 2014 as compared to the same period in 2013. Revenue from bidders representing 10% or more of our revenue decreased to 26% from two bidders during the six months ended June 30, 2014, from an aggregate 28% for two bidders in the same period of the previous year. Two bidders merged at the end of 2013 and have been combined to determine the percentages above in both periods.

The working capital balance at June 30, 2014 (consisting of current assets less current liabilities) improved $2.0 million from December 31, 2013.  Current assets increased $0.4 million primarily due to the increase in cash and cash equivalents. Current liabilities decreased $1.5 million due to the settlement of our contingent consideration obligations and the $0.5 million payment against the short-term related party note.  Stockholders’ equity increased 5% for the six months ended June 30, 2014 primarily due to the issuance of shares under the GSE settlement and share-based compensation, both partially offset by the $0.2 million net loss.

Cash provided by operating activities for the six months ended June 30, 2014 and 2013 was approximately $1.2 million for both periods. Cash used in investing activities for the six months ended June 30, 2014 was approximately $0.2 million primarily due to capitalized software cost and capital expenditures. Cash used in financing activities for the six months ended June 30, 2014 and 2013 was approximately $0.4 million and $2.4 million, respectively. Cash used in financing activities for the six months ended June 30, 2014 primarily resulted from the final payment of the NEP seller note, partially offset by proceeds from the exercise of stock options. Cash used in financing activities for the six months ended June 30, 2013 was $2.4 million, primarily resulting from a $1.4 million payment of contingent consideration and $1.0 million of principal payments on long term debt.

EBITDA, representing net income (loss) before interest, income taxes, depreciation and amortization for the six months ended June 30, 2014 was $2.1 million as compared to $0.2 million for the same period in the prior year. Please refer to the section below discussing non-GAAP financial measures for a reconciliation of non-GAAP measures to the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

—	We do not regularly earn interest on our cash accounts. Our cash has not yielded material returns to date and these returns generally cannot be changed or influenced by management; and
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
GAAP net income (loss)	$305,602	$(1,654,155)	$(192,175)	$(2,611,040)
Add: Interest expense, net	197,899	277,397	398,296	480,134
Add: Income taxes	(88,000)	131,305	(25,000)	262,610
Add: Amortization of intangibles	844,700	974,758	1,771,345	1,949,516
Add: Amortization of other assets	12,447	8,506	26,012	17,013
Add: Depreciation	52,085	55,070	104,996	110,739
Non-GAAP EBITDA	$1,324,733	$(207,119)	$2,083,474	$208,972
Add: Stock-based compensation	190,761	146,323	352,664	292,309
Non-GAAP adjusted EBITDA	$1,515,494	$(60,796)	$2,436,138	$501,281

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2013. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2014, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and procedures also were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Two former employees/consultants of GSE have filed two separate complaints in the District Courts of Dallas County and Tarrant County Texas alleging, among other things, claims related to breach of contract, quantum meruit, promissory estoppel, tortious interference, and civil conspiracy. Each plaintiff claims that GSE and/or we failed to pay commissions due for services that they provided prior to the date of our purchase of certain GSE assets, based on their respective employment or independent contractor agreements with GSE. Each plaintiff has also asserted claims for recovery of their attorneys’ fees. We deny the allegations and have filed counterclaims for damages, asserting claims for conversion, unjust enrichment, misappropriation of confidential information, and violation of the Texas Theft Liability Act against each of the plaintiffs. We have also filed a counterclaim against one of the plaintiffs for her breach of a non-competition and non-solicitation agreement, based on her working for a competitor of ours during her one-year restrictive period and her improper solicitation of former GSE customers on behalf of the competitor. The plaintiffs have also asserted claims against the GSE affiliates and their individual principals. Our motions for summary judgment seeking dismissal of all of the plaintiff’s claims was denied in its entirety in one of the cases.  In the other case, our motion for summary judgment was partially granted, dismissing the plaintiff’s civil conspiracy claim.   The courts have assigned trial dates of September 29, 2014 and November 17, 2014.

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

In addition, we had filed cross claims against GSE for indemnification under the Asset Purchase Agreement in each of the plaintiffs’ cases.  The GSE affiliates and principals had also asserted cross claims against us seeking indemnification under the Asset Purchase Agreement.  In December 2013, GSE had amended its cross claims in one of the matters to include claims asserting breach of the earnout provisions in the Asset Purchase Agreement.  During the three months ended June 30, 2014, GSE and we settled all claims against each other related to these lawsuits and the earnout provisions.  We and GSE filed with the court agreed motions to dismiss all claims against one another, which were allowed by the court.  The settlement called for us to issue 200,000 shares of common stock to GSE and its affiliates that had a fair value of $0.9 million on the date issued.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the quarter ended June 30, 2014, The Company issued 200,000 shares of common stock to Bruner & Bruner PC, GSE Consulting, LP, Great Lakes Energy, LP, Brian Dafferner, Glenwood Energy Partners, LTD, and Gulf States Energy, Inc.  as part of an agreement between the Company and GSE Consulting, LP and related entities and affiliates to settle litigation and claims related to contingent consideration between the parties.   The shares were issued on April 4, 2014 under an exemption from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1933, and the shares were subsequently registered for resale on Form S-3 effective on June 19, 2014.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In connection with the vesting of restricted stock granted to employees, we withheld certain shares with value equivalent to employees’ minimum statutory obligations for the applicable income and other employment taxes.

A summary of the shares withheld to satisfy employee tax withholding obligations for the three months ended June 30, 2014 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plan
04/01/14 – 04/30/14	—	$—	—	—
05/01/14 – 05/31/14	39	$4.31	—	—
06/01/14 – 06/30/14	4,692	$4.08	—	—
Total	4,731	$4.08	—	—

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
101

The following materials from World Energy Solutions, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014, formatted in Extensible Business Reporting Language: (i) the condensed consolidated balance sheets; (ii) the condensed consolidated statements of operations; (iii) the condensed consolidated statements of cash flows; and (iv) notes to the condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Energy Solutions, Inc.
Dated: August 8, 2014	By:	/s/ Philip Adams
Philip Adams
Chief Executive Officer
Dated: August 8, 2014	By:	/s/ James Parslow
James Parslow
Chief Financial Officer