Form 10-Q
period 2014-09-30
World Energy Solutions, Inc.
filed 2014-11-10
CIK 1371781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2014; or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number: 001-34289

World Energy Solutions, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3474959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of October 31, 2014, the registrant had 12,713,158 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

WORLD ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,756,332	$1,725,136
Trade accounts receivable, net	7,995,230	7,738,141
Inventory	759,558	415,770
Current portion of deferred tax asset	907,093	901,350
Prepaid expenses and other current assets	579,902	477,406
Total current assets	12,998,115	11,257,803
Property and equipment, net	479,496	573,778
Intangible assets, net	12,577,919	15,193,965
Goodwill	16,167,834	16,167,834
Deferred tax asset, net of current portion	7,236,903	7,198,984
Other assets, net	986,047	687,098
Total assets	$50,446,314	$51,079,462
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,460,509	$1,697,798
Accrued commissions	1,666,733	1,567,839
Accrued compensation	2,322,224	2,119,784
Accrued contingent consideration	—	1,000,000
Accrued expenses and other current liabilities	1,329,233	1,242,274
Deferred revenue and customer advances	4,678,249	3,546,380
Related party subordinated notes payable	—	500,000
Current portion of long-term debt	1,117,904	477,712
Total current liabilities	12,574,852	12,151,787
Long-term debt, net of current portion	4,613,790	5,522,288
Subordinated note payable	4,000,000	4,000,000
Deferred revenue and customer advances, net of current portion	2,331,918	3,910,035
Other liabilities	11,679	14,768
Total liabilities	23,532,239	25,598,878
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 30,000,000 shares authorized; 12,505,087 shares issued and 12,442,253 shares outstanding at September 30, 2014, and 12,178,366 shares issued and 12,120,338 shares outstanding at December 31, 2013	1,244	1,212
Additional paid-in capital	46,689,588	44,894,961
Accumulated deficit	(19,497,759)	(19,156,245)
Treasury stock, at cost; 62,834 shares at September 30, 2014 and 58,028 shares at December 31, 2013	(278,998)	(259,344)
Total stockholders’ equity	26,914,075	25,480,584
Total liabilities and stockholders’ equity	$50,446,314	$51,079,462

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Brokerage commissions, transaction fees and efficiency projects	$9,761,927	$8,552,381	$28,314,705	$24,767,574
Management fees	155,712	186,176	516,324	564,122
Total revenue	9,917,639	8,738,557	28,831,029	25,331,696
Cost of revenue	2,669,066	2,243,875	7,101,185	6,621,481
Gross profit	7,248,573	6,494,682	21,729,844	18,710,215
Operating expenses:
Sales and marketing	4,767,475	4,875,985	14,163,226	14,744,413
General and administrative	2,399,892	1,817,996	7,313,006	6,046,690
Total operating expenses	7,167,367	6,693,981	21,476,232	20,791,103
Operating income (loss)	81,206	(199,299)	253,612	(2,080,888)
Interest expense, net	(196,010)	(253,822)	(594,306)	(733,956)
Other income	2,309	3,378	11,024	16,671
Loss before income taxes	(112,495)	(449,743)	(329,670)	(2,798,173)
Income tax expense	(36,844)	(142,555)	(11,844)	(405,165)
Net loss	$(149,339)	$(592,298)	$(341,514)	$(3,203,338)
Net loss per common share — basic and diluted	$(0.01)	$(0.05)	$(0.03)	$(0.27)
Weighted average shares outstanding — basic and diluted	12,421,143	12,007,667	12,309,029	11,985,629

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(341,514)	$(3,203,338)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,807,928	3,116,907
Deferred income taxes	(43,662)	326,415
Stock-based compensation	662,624	435,234
Loss on disposal of property and equipment	4,698	11,177
Non-cash interest expense on warrants related to debt discount	—	29,905
Interest on accrued contingent consideration	—	23,124
Changes in operating assets and liabilities:
Trade accounts receivable, net	(257,089)	134,592
Inventory	(343,788)	(346,780)
Prepaid expenses and other current assets	(102,496)	(77,908)
Accounts payable	(237,289)	576,980
Accrued commissions	98,894	439,761
Accrued compensation	202,440	(242,671)
Accrued contingent consideration	(72,000)	(478,099)
Accrued expenses and other current liabilities	86,959	(675,034)
Deferred revenue and customer advances	(446,248)	2,095,996
Net cash provided by operating activities	2,019,457	2,166,261
Cash flows from investing activities:
(Increase) decrease in other assets	(336,908)	34,078
Purchases of property and equipment, net of disposals	(64,339)	(120,217)
Net cash used in investing activities	(401,247)	(86,139)
Cash flows from financing activities:
Proceeds from exercise of stock options	204,035	113,815
Purchase of treasury stock	(19,654)	(34,838)
Principal payments on long-term debt	(268,306)	(1,500,000)
Principal payments on notes payable	(500,000)	—
Payments of contingent consideration	—	(1,435,548)
Principal payments on capital lease obligations	(3,089)	(12,996)
Net cash used in financing activities	(587,014)	(2,869,567)
Net increase (decrease) in cash and cash equivalents	1,031,196	(789,445)
Cash and cash equivalents, beginning of period	1,725,136	3,307,822
Cash and cash equivalents, end of period	$2,756,332	$2,518,377
Supplemental Disclosure of Cash Flow Information:
Net cash paid for interest	$621,348	$724,033
Net cash paid for income taxes	$23,535	$123,587
Non-cash activities:
Contingent consideration settled with common stock	$928,000	$—
Equipment acquired under capital leases	$—	$21,416

See accompanying notes to condensed consolidated financial statements.

WORLD ENERGY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2014

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

The December 31, 2013 condensed consolidated balance sheet has been derived from audited consolidated financial statements and the accompanying September 30, 2014 unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 31, 2014.

In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments consisting of normal recurring adjustments and accruals necessary for the fair presentation of the Company’s financial position as of September 30, 2014, the results of its operations for the three and nine months ended September 30, 2014 and 2013 and the results of its cash flows for the nine months ended September 30, 2014 and 2013, respectively.

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

As of September 30, 2014 and 2013, the Company only had one issued and outstanding class of stock – common stock. The basic and diluted loss per share for the three and nine months ended September 30, 2014 and 2013 is computed by dividing net loss by the weighted average number of shares outstanding for the period.

The following table provides a reconciliation of the denominators of the Company’s reported basic and diluted earnings per share computation for the three and nine months ended September 30, 2014 and 2013, respectively:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Weighted number of common shares - basic	12,421,143	12,007,667	12,309,029	11,985,629
Common stock equivalents	—	—	—	—
Weighted number of common and common equivalent shares - diluted	12,421,143	12,007,667	12,309,029	11,985,629

As the Company was in a net loss position for the three and nine months ended September 30, 2013, the computed diluted loss per share does not assume conversion, exercise, or contingent exercise of securities as that would have an anti-dilutive effect on the loss per share in those periods.

For the three and nine months ended September 30, 2014, 658,210, 49,545 , and 251,750 shares issuable relative to common stock options, common stock warrants and restricted stock, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive. For the three and nine months ended September 30, 2013, 787,106, 49,545 and 202,000 shares issuable relative to common stock options, common stock warrants and restricted stock, respectively, were excluded from net loss per share since the inclusion of such shares would be anti-dilutive. The Company did not declare or pay any dividends in 2014 or 2013.

4.	Concentration of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company has no material off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. The Company places its cash and cash equivalents with two institutions, which management believes are of high credit quality. As of September 30, 2014, all of the Company’s cash and cash equivalents are held in interest bearing accounts.

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

	Revenue for the three months ended September 30,		Revenue for the nine months ended September 30,		Trade Accounts Receivable as of September 30,
Bidder	2014	2013	2014	2013	2014	2013
A	16%	14%	16%	16%	17%	17%
B	8%	13%	10%	12%	12%	14%
C	8%	8%	7%	8%	11%	10%

Two bidders merged at the end of 2013 and have been combined for presentation purposes above. In addition to its direct relationship with bidders, the Company also has direct contractual relationships with listers for the online procurement of certain of their energy, demand response or environmental needs. These listers are primarily large businesses and government organizations and do not have a direct creditor relationship with the Company. For the three and nine months ended September 30, 2014 and 2013, no lister represented more than 10% individually of the Company’s aggregate revenue.

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

The Company does invoice bidders for commissions earned on wholesale and certain retail natural gas and energy efficiency transactions, which are reflected as billed accounts receivable. For natural gas and wholesale transactions, the total commission earned on these transactions is recognized upon completion of the procurement event and are generally due within 30 days of invoice date. For efficiency projects, revenue is recognized and invoiced upon project installation and acceptance, as required, and are generally due within 30 days of invoice date. In addition, the Company invoices the bidder, lister or combination of both for certain auctions performed for environmental commodity product transactions. These transactions are earned and invoiced either upon lister acceptance of the auction results or, in some cases, upon delivery of the credits or cash settlement of the transaction. Management provides for an allowance for doubtful accounts on a specifically identified basis, as well as through historical experience applied to an aging of accounts, if necessary. Trade accounts receivable are written off when deemed uncollectible. To date, write-offs have not been material. Trade accounts receivable, net consists of the following:

	September 30, 2014	December 31, 2013
Unbilled accounts receivable	$6,716,918	$6,070,227
Billed accounts receivable	1,823,491	1,993,093
	8,540,409	8,063,320
Allowance for doubtful accounts	(545,179)	(325,179)
Trade accounts receivable, net	$7,995,230	$7,738,141

6.Inventory

Inventory is maintained in the Company’s Energy efficiency services segment and consists of prepaid expendables and project materials. Prepaid expendables represents consumable components that are used in project installations and are stated at the lower of cost or market, with cost being determined on a first-in, first-out (FIFO) basis. Historical inventory usage and current trends are considered in estimating both excess and obsolete inventory. To date, there have been no material write-downs of inventory and therefore no allowance for excess or obsolete inventory was recorded at September 30, 2014 or December 31, 2013. Project materials represent direct costs incurred on projects-in-process as of each reporting period. Inventory consists of the following:

	September 30, 2014	December 31, 2013
Prepaid expendables	$53,957	$55,563
Project materials	705,601	360,207
Total inventory	$759,558	$415,770

7.	Intangible Assets, Net

Intangibles, net with finite lives are summarized as follows as of September 30, 2014 and December 31, 2013:

		September 30, 2014			December 31, 2013
	Estimated Useful Life	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Customer contracts	1 - 4 years	$5,276,000	$3,980,000	$1,296,000	$5,276,000	$3,017,000	$2,259,000
Customer relationships	7 - 10 years	13,792,000	5,872,000	7,920,000	13,792,000	4,812,000	8,980,000
Non-compete agreements	5 years	2,585,000	1,350,000	1,235,000	2,585,000	962,000	1,623,000
Trade names	4 years	1,090,000	699,000	391,000	1,090,000	494,000	596,000
Total		$22,743,000	$11,901,000	$10,842,000	$22,743,000	$9,285,000	$13,458,000

The Company also recorded acquisition related intangible assets with indefinite lives in the amount of $1,736,000 pertaining to customer relationships, which is not reflected in the above tables.

Amortization expense was approximately $2.6 million and $2.9 million for the nine months ended September 30, 2014 and 2013, respectively. The approximate future amortization expense of intangible assets is as follows:

Remainder of 2014	$754,000
2015	2,801,000
2016	2,416,000
2017	1,273,000
2018	915,000
2019 and thereafter	2,683,000
$10,842,000

8.	Deferred Revenue and Customer Advances

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

Amount
Remainder of 2014	$789,000
2015	4,260,000
2016	1,386,000
2017	365,000
2018 and thereafter	210,000
Total deferred revenue and customer advances	$7,010,000

The following table provides a rollforward of deferred revenue and customer advances:

Amount
Balance at January 1, 2014	$7,456,000
Cash received	3,724,000
Revenue recognized	(4,170,000)
Balance at September 30, 2014	$7,010,000

9.	Segment Reporting

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

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Consolidated revenue from external customers:
Energy procurement	$7,762,852	$7,295,276	$23,686,849	$21,673,273
Energy efficiency services	2,154,787	1,443,281	5,144,180	3,658,423
Consolidated total revenue	$9,917,639	$8,738,557	$28,831,029	$25,331,696
Consolidated income (loss) before income taxes:
Energy procurement	$33,901	$(332,233)	$331,141	$(2,131,734)
Energy efficiency services	(146,396)	(117,510)	(660,811)	(666,439)
Consolidated loss before income taxes	$(112,495)	$(449,743)	$(329,670)	$(2,798,173)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Energy Procurement:
Amortization	$817,359	$943,977	$2,536,137	$2,831,927
Depreciation	$42,566	$50,482	$133,939	$148,309
Interest expense, net	$196,010	$253,822	$594,306	$733,956
Energy Efficiency Services:
Amortization	$39,289	$39,289	$117,868	$117,868
Depreciation	$6,361	$5,891	$19,984	$18,803
Interest expense, net	$—	$—	$—	$—

	September 30, 2014	December 31, 2013
Consolidated total assets:
Energy procurement	$44,086,032	$44,898,931
Energy efficiency services	6,360,282	6,180,531
Consolidated total assets	$50,446,314	$51,079,462

10.	Income Taxes

In accordance with ASC 740, Income Taxes, each interim period is considered integral to the annual period and the tax benefit (expense) is measured using an estimated annual effective tax rate. An entity is required to record an income tax provision each quarter based on its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, as adjusted for discrete taxable events that occur during the interim period. If, however, the entity is unable to reliably estimate its annual effective tax rate, then the actual effective tax rate for the year-to-date period may be the best annual effective tax rate estimate. For the nine months ended September 30, 2014, the Company determined that it was unable to make a reliable estimate of the annual effective tax rate as relatively small changes in its projected income or loss produce significant variances in its annual effective tax rate. Therefore, the Company recorded a tax expense in the amount of $37,000 and $12,000 for the three and nine months ended September 30, 2014, respectively, based on the actual effective rate for the nine months ended September 30, 2014. The effective tax rate for the three and nine months ended September 30, 2013 was calculated based on an estimated annual effective tax rate resulting in an income tax expense of $143,000 and $405,000, respectively.

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

As of September 30, 2014, the Company did not have any assets and liabilities measured at fair values on a recurring basis.

Assets and liabilities of the Company measured at fair values on a recurring basis as of December 31, 2013 are summarized as follows:

	December 31, 2013	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$1,000,000	$—	$—	$1,000,000
Total liabilities	$1,000,000	$—	$—	$1,000,000

The Company determines the fair value of acquisition-related contingent consideration based on assessment of the probability that the Company would be required to make such future payment. Changes to the fair value of contingent consideration are recorded in general and administrative expense. During the nine months ended September 30, 2014, the Company settled its contingent consideration obligations. As part of the settlement, the Company issued 200,000 shares of common stock to GSE Consulting, L.P. (“GSE”) that had a fair value of $928,000 on the date of issuance.

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of the contingent consideration.

For the nine months ended September 30, 2014
Beginning balance	$1,000,000
Additions	—
Settlement	(928,000)
Change in fair value included in earnings	(72,000)
Accrued interest	—
Ending balance	$—

The carrying amounts and fair values of the Company’s debt obligations are as follows:

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loan	$5,731,694	$5,731,694	$6,000,000	$6,000,000
Subordinated notes payable	4,000,000	4,000,000	4,000,000	4,000,000
Related party subordinated notes payable	—	—	500,000	500,000
Total debt obligations	$9,731,694	$9,731,694	$10,500,000	$10,500,000

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

The Revolver bears interest at the prime rate plus 1.75% (totaling 5% at September 30, 2014) and is adjusted every six months for any change in the prime rate. In addition to changes in the Prime Rate, the rate can be reduced by up to .50% based on certain EBITDA achievement levels. Under the Revolver, the Company may borrow, repay and re-borrow an amount not to exceed the lesser of $2.5 million or the total of 80% of eligible billed and unbilled accounts receivable (less the aggregate outstanding on any letters of credit). There have been no borrowings under the Revolver.

The Term Loan bears interest for the first 6 months at the prime rate plus 2.75% (totaling 6% at September 30, 2014), and is adjusted every six months for any change in the prime rate. In addition to changes in the prime rate, the rate can be reduced by up to .50% based on certain EBITDA achievement levels. The Term Loan was interest only for six months followed by 54 monthly principal and interest payments which commenced on July 30, 2014 with a balloon payment for any remaining principal balance at maturity.

Subordinated Notes

On October 3, 2012, the Company entered into a Note Purchase Agreement with Massachusetts Capital Resource Company (“MCRC”), in which the Company entered into an 8-year, $4.0 million Subordinated Note due September 30, 2020 with MCRC (the “MCRC Note”). The MCRC Note bears interest at 10.5% and is interest only for the first four years followed by 48 equal principal payments commencing October 31, 2016. The Company must pay a premium of 3% if it prepays the MCRC Note before October 1, 2014 and a 1% premium if it prepays the MCRC Note before October 1, 2015. The MCRC Note is subordinated to the Company’s credit facility with Commerce and contains a Minimum Fixed Charge Ratio covenant that the Company is in compliance with at September 30, 2014.

13.	Commitments and Contingencies

Litigation

Two former employees/consultants of GSE have filed two separate complaints in the District Courts of Dallas County and Tarrant County Texas against World Energy and GSE Consulting, LP alleging, among other things, claims related to breach of contract, quantum meruit, unjust enrichment, promissory estoppel, tortious interference, fraud, assumed liability, and civil conspiracy. One of the plaintiffs has filed a claim against a GSE principal for intentional infliction of emotional distress.  Each plaintiff claims that GSE and/or the Company failed to pay commissions due for services that they provided prior to the date of the Company’s purchase of certain GSE assets, based on their respective employment or independent contractor agreements with GSE. Each plaintiff has also asserted claims for recovery of their attorneys’ fees. The Company denies the allegations and has filed counterclaims for damages, asserting claims for conversion, unjust enrichment, misappropriation of confidential information, and violation of the Texas Theft

Liability Act against each of the plaintiffs. The Company has also filed a counterclaim against one of the plaintiffs for her breach of a non-competition and non-solicitation agreement, based on her working for a competitor of the Company’s during her one-year restrictive period and her improper solicitation of former GSE customers on behalf of the competitor.  The Company also filed a counterclaim against the other plaintiff for breach of contract based on the exclusivity obligation set forth in her independent contractor agreement.  This counterclaim will only apply if the jury finds that World Energy assumed the plaintiff’s independent contractor agreement.  The Company’s motions for summary judgment seeking dismissal of all of the plaintiff’s claims was denied in its entirety in one of the cases.  In the other case, the Company’s motion for summary judgment was partially granted, dismissing the plaintiff’s civil conspiracy claim.  One of the plaintiffs successfully moved for summary judgment on all counterclaims except the breach of contract based on the exclusivity obligation.  The courts have assigned trial dates of November 17, 2014 and January 26, 2015. The court recently granted a continuance of the November 17th trial to a time and date to be determined in February / March 2015.

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

In addition, the Company had filed cross claims against GSE for indemnification under the Asset Purchase Agreement in each of the plaintiffs’ cases.  The GSE affiliates and principals had also asserted cross claims against the Company seeking indemnification under the Asset Purchase Agreement.  In December 2013, GSE had amended its cross claims in one of the matters to include claims asserting breach of the earnout provisions in the Asset Purchase Agreement.  In April 2014, the Company and GSE settled all claims against each other related to these lawsuits and the earnout provisions.  The Company and GSE filed with the court agreed motions to dismiss all claims against one another, which were allowed by the court.  The settlement called for the Company to issue 200,000 shares of common stock to GSE and its affiliates that had a fair value of $0.9 million on the date issued.

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

14.	Subsequent Event

On November 4, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with EnerNOC, Inc. (“Parent”) and Wolf Merger Sub Corporation, a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Parent and Merger Sub will commence an offer (the “Offer”) to acquire all of the outstanding shares of the Company’s common stock (the “Shares”), at a price of $5.50  per share in cash (the “Offer Price”). The Merger Sub is required to commence the Offer no later than 10 business days after the date of the Merger Agreement.  If the Offer is consummated, Shares not tendered will be acquired by Merger Sub in a second step merger (the “Merger”) for the Offer Price.

Completion of the Offer is subject to a number of conditions, including (i) that a majority of the Shares outstanding be validly tendered and not validly withdrawn prior to the expiration of the Offer; (ii) completion of a 55-day “go-shop” period during which time the Company will solicit alternative proposals to the Offer and Merger and (iii) certain other customary conditions.  The Offer and the Merger are not subject to any financing conditions. The Board has approved the Merger Agreement and unanimously recommends that stockholders of the Company tender their Shares in the Offer. The Company will file a Schedule 14D-9 with the SEC containing the recommendation of the Board on the same day that the Offer is commenced.

Parent and the Company have made customary representations, warranties and covenants in the Merger Agreement, including covenants (i) to promptly make all filings required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable laws with respect to the Offer and the Merger; and (ii) to use their reasonable best efforts to take all appropriate action to consummate and effectuate the Offer, the Merger and the other transactions contemplated by the Merger Agreement. Additionally, prior to consummation of the Merger, the Company has agreed to conduct its business in all material respects in the ordinary and usual course and to comply with certain other operating covenants through the consummation of the Merger.

Prior to the closing of the Offer, the Board may, subject to compliance with certain obligations, (i) terminate the Merger Agreement to enter into a definitive agreement with respect to a Takeover Proposal; or (ii) change its recommendation to the Company’s stockholders regarding tendering into the Offer and approving the Merger and related transactions and the Board determines in good faith, after consultation with its legal advisors, that failure to take such action would be inconsistent with the directors’ fiduciary duties under applicable law. Upon termination of the Merger Agreement under specified circumstances, the Company and the Parent will be required to pay termination and reverse termination fees, respectively.

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

Overview

World Energy (the “Company”) offers a range of energy management solutions to commercial and industrial businesses, institutions, utilities, and governments to reduce their overall energy costs. We come to market with a holistic approach to energy management helping customers a) contract for a competitive price for energy, b) engage in energy efficiency projects to minimize quantity used and c) pursue available rebate and incentive programs. We made our mark on the industry with an innovative approach to procurement via our online auction platform, the World Energy Exchange®. With recent investments and acquisitions, we are building out our energy efficiency practice by engaging new customers while also pursuing more cross-selling opportunities for our procurement services.

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

On November 4, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with EnerNOC, Inc. (“Parent”) and Wolf Merger Sub Corporation, a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Parent and Merger Sub will commence an offer (the “Offer”) to acquire all of the outstanding shares of our common stock (the “Shares”), at a price of $5.50  per share in cash (the “Offer Price”). The Merger Sub is required to commence the Offer no later than 10 business days after the date of the Merger Agreement.  If the Offer is consummated, Shares not tendered will be acquired by Merger Sub in a second step merger (the “Merger”) for the Offer Price.

Completion of the Offer is subject to a number of conditions, including (i) that a majority of the Shares outstanding be validly tendered and not validly withdrawn prior to the expiration of the Offer; (ii) completion of a 55-day “go-shop” period during which time we will solicit alternative proposals to the Offer and Merger and (iii) certain other customary conditions.  The Offer and the Merger are not subject to any financing conditions. The Board has approved the Merger Agreement and unanimously recommends that our stockholders tender their Shares in the Offer. We will file a Schedule 14D-9 with the SEC containing the recommendation of the Board on the same day that the Offer is commenced.

Parent and the Company have made customary representations, warranties and covenants in the Merger Agreement, including covenants (i) to promptly make all filings required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable laws with respect to the Offer and the Merger; and (ii) to use their reasonable best efforts to take all appropriate action to consummate and effectuate the Offer, the Merger and the other transactions contemplated by the Merger Agreement. Additionally, prior to consummation of the Merger, we have agreed to conduct our business in all material respects in the ordinary and usual course and to comply with certain other operating covenants through the consummation of the Merger.

Prior to the closing of the Offer, the Board may, subject to compliance with certain obligations, (i) terminate the Merger Agreement to enter into a definitive agreement with respect to a Takeover Proposal; or (ii) change its recommendation to our stockholders regarding tendering into the Offer and approving the Merger and related transactions and the Board determines in good faith, after consultation with its legal advisors, that failure to take such action would be inconsistent with the directors’ fiduciary duties under applicable law. Upon termination of the Merger Agreement under specified circumstances, the Company and the Parent will be required to pay termination and reverse termination fees, respectively.

Our business model is heavily dependent on our people. We have significantly grown our employee base from 20 at the time of our initial public offering in November 2006 to 130 at September 30, 2014. This planned investment in staffing has been, and will continue to be, a key component of our strategic initiatives and revenue growth. These infrastructure investments will result in increased operating costs in the short–term, but in the long-term we expect them to generate cash flow and profitability as we build incremental revenue. To date we have funded our acquisitions and strategic investments primarily with cash on-hand, notes payable, cash from operations and long-term debt. We have also deferred portions of the purchase prices through the use of earnouts that are tied to the ongoing performance of the acquired entity. Through the utilization of seller notes and earnouts, we have been able to finance a portion of the cost of the acquisitions over time with the targets’ ongoing cash flow. These acquisition activities will increase our operating costs both in the short and long-term and may require us to borrow against our current credit facility and/or raise funds through additional capital raises.

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

Under both scenarios, the benefit (expense) also reflects our deferred tax provision, federal alternative minimum liability, if applicable, and state income taxes.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	100%	100%	100%	100%
Cost of revenue	27	26	25	26
Gross profit	73	74	75	74
Operating expenses:
Sales and marketing	48	56	49	58
General and administrative	24	20	25	24
Operating income (loss)	1	(2)	1	(8)
Other expense, net	(2)	(3)	(2)	(3)
Income tax benefit (expense)	0	(2)	0	(2)
Net income (loss)	(1%)	(7%)	(1%)	(13%)

Results of Operations

The following table sets forth certain items as a percent of revenue for the periods presented:

Comparison of the Three Months Ended September 30, 2014 and 2013

Revenue

	For the Three Months Ended September 30,
	2014	2013	Increase
Energy procurement	$7,762,852	$7,295,276	$467,576	6%
Energy efficiency services	2,154,787	1,443,281	711,506	49
Total revenue	$9,917,639	$8,738,557	$1,179,082	13%

Revenue increased 13% for the three months ended September 30, 2014 as revenue from both segments increased as compared to the same period in 2013. Energy procurement segment revenue increased 6% due to increased transaction activity from our auction, mid-market and wholesale customers as well as increased revenue recognized from previously deferred items. These increases were partially offset by a decrease of in-period natural gas transaction activity. Energy efficiency services segment revenue increased 49% as the rebuilt Massachusetts sales team continued to deliver an increase in the number of projects as well as an increase in the average project size compared to the third quarter of 2013.

Cost of revenue

	For the Three Months Ended September 30,
	2014		2013
	$	% of Revenue	$	% of Revenue	Increase (Decrease)
Energy procurement	$959,069	12%	$1,141,432	16%	$(182,363)	(16%)
Energy efficiency services	1,709,997	79	1,102,443	76	607,554	55
Total cost of revenue	$2,669,066	27%	$2,243,875	26%	$425,191	19%

Cost of revenue increased 19% for the three months ended September 30, 2014 as compared to the same period in 2013. Cost of revenue for our Energy procurement segment decreased 16% due to decreases in payroll reflecting our integration, automation and reorganization efforts. Cost of revenue associated with our Energy procurement segment as a percent of revenue decreased by 4% primarily due to the cost decreases described above and, to a lesser extent, the 6% increase in Energy procurement revenue. Cost of revenue associated with our Energy efficiency services segment increased 55% primarily due to an increase in project costs associated with the 49% increase in revenue. Cost of revenue associated with our Energy efficiency services segment as a percent of revenue increased by 3% primarily due to a lower contribution margin on one large project completed in the third quarter of 2014.

Operating expenses

	For the Three Months Ended September 30,
	2014		2013
	$	% of Revenue	$	% of Revenue	Increase (Decrease)
Sales and marketing	$4,767,475	48%	$4,875,985	56%	$(108,510)	(2%)
General and administrative	2,399,892	24	1,817,996	20	581,896	32
Total operating expenses	$7,167,367	72%	$6,693,981	76%	$473,386	7%

Sales and marketing expenses decreased 2% for the three months ended September 30, 2014 as compared to the same period in 2013 primarily due to decreases in internal commissions, marketing expenses and amortization of intangible assets. Internal commissions decreased due to the change in commission policy for our mid-market group that we implemented in the second quarter of 2013. Under the revised policy, we continued to pay commissions based on cash received from mid-market transactions that were deferred for revenue purposes and also provided for a bookings bonus to offset the impact of the change in our policy. We converted the bookings bonus to a draw program in 2014, eliminating that component of commission expense. The decrease resulting from this change in policy was substantially offset by increases in efficiency and energy procurement commissions. Amortization expense related to intangible assets decreased as certain intangible assets related to our acquisitions became fully amortized in 2014. These decreases were partially offset by an increase in share-based compensation and third party commission expense. Sales and marketing expense as a percentage of revenue decreased 8% primarily due to the 13% increase in total revenue.

The 32% increase in general and administrative expenses for the three months ended September 30, 2014 as compared to the same period in 2013 was primarily due to merger related costs associated with the proposed sale of the Company to EnerNOC as well as an increase in payroll costs. In addition, the third quarter of last year benefitted from a decrease in contingent consideration. Payroll costs increased primarily due to investments in our product development team. General and administrative expenses as a percent of revenue increased 4% due to the transaction costs described above.

Other income (expense), net

We recorded net interest expense of approximately $0.2 million for the three months ended September 30, 2014 compared to net interest expense of approximately $0.3 for the three months ended September 30, 2013.  The decrease in net interest expense in 2014 was primarily due to a reduction in the interest rate charged on our long-term debt resulting from the replacement of our credit facility in the fourth quarter of 2013.

Income tax benefit (expense)

We recorded an income tax expense of approximately $37,000 for the three months ended September 30, 2014 and an income tax expense of approximately $0.1 million for the three months ended September 30, 2013.  For the three months ended September 30, 2014, we utilized our actual effective tax rate as the basis for the income tax expense as we were unable to make a reliable estimate of our annual effective tax rate.  For the three months ended September 30, 2013, the effective tax rate was based on our estimated annual effective tax rate.  The income tax expense for the three months ended September 30, 2014 reflects a deferred tax benefit and state income taxes.  The income tax expense for the three months ended September 30, 2013 reflects a deferred tax provision, federal alternative minimum tax liability and state income taxes.

Net loss

We reported a net loss of approximately $0.1 million for the three months ended September 30, 2014 and approximately $0.6 million for the three months ended September 30, 2013. The $0.5 million decrease in net loss was primarily due to the increase in revenue, improved gross margin and the decrease in sales and marketing expenses. These increases were partially offset by an increase in general and administrative costs associated with our proposed merger with EnerNOC.

Comparison of the Nine Months Ended September 30, 2014 and 2013

Revenue

	For the Nine Months Ended September 30,
	2014	2013	Increase
Energy procurement	$23,686,849	$21,673,273	$2,013,576	9%
Energy efficiency services	5,144,180	3,658,423	1,485,757	41
Total revenue	$28,831,029	$25,331,696	$3,499,333	14%

Revenue increased 14% for the nine months ended September 30, 2014 as revenue from both segments increased as compared to the same period in 2013. Energy procurement segment revenue increased 9% due to increased transaction activity from our auction and mid-market customers as well as increased revenue recognized from previously deferred items. These increases were partially offset by a decrease in gas transaction activity in the nine months ended September 30, 2014 as increased commodity prices during the first quarter resulted in delayed contracting decisions by listers. Energy efficiency services segment revenue increased 41% as the rebuilt Massachusetts sales team continued to deliver increased revenue in the NSTAR territory in Massachusetts during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Cost of revenue

	For the Nine Months Ended September 30,
	2014		2013
	$	% of Revenue	$	% of Revenue	Increase (Decrease)
Energy procurement	$2,979,002	13%	$3,639,116	17%	$(660,114)	(18%)
Energy efficiency services	4,122,183	80	2,982,365	82	1,139,818	38
Total cost of revenue	$7,101,185	25%	$6,621,481	26%	$479,704	7%

Cost of revenue increased 7% for the nine months ended September 30, 2014 as compared to the same period in 2013. Cost of revenue for our Energy procurement segment decreased 18% due to decreases in payroll reflecting our integration, automation and reorganization efforts. Cost of revenue associated with our Energy procurement segment as a percent of revenue decreased by 4% primarily due to the cost decreases described above and, to a lesser extent, the 9% increase in Energy procurement revenue. Cost of revenue associated with our Energy efficiency services segment increased 38% primarily due to an increase in project costs associated with the 41% increase in revenue. Cost of revenue associated with our Energy efficiency services segment as a percent of revenue decreased by 2% primarily due to improved contribution margins on projects completed in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Operating expenses

	For the Nine Months Ended September 30,
	2014		2013
	$	% of Revenue	$	% of Revenue	Increase (Decrease)
Sales and marketing	$14,163,226	49%	$14,744,413	58%	$(581,187)	(4%)
General and administrative	7,313,006	25	6,046,690	24	1,266,316	21
Total operating expenses	$21,476,232	75%	$20,791,103	82%	$685,129	3%

Sales and marketing expenses decreased 4% for the nine months ended September 30, 2014 as compared to the same period in 2013 primarily due to decreases in internal commissions and amortization of intangible assets. Internal commissions decreased due to the change in commission policy for our mid-market group that we implemented in the second quarter of 2013. Under the revised policy, we continued to pay commissions based on cash received from mid-market transactions that were deferred for revenue purposes and provided for a bookings bonus to offset the impact of the change in our policy. We converted the bookings bonus to a draw program in 2014, eliminating that component of commission expense. This decrease in mid-market commissions was offset by increased commission expense for our auction and efficiency groups. Amortization expense related to intangible assets decreased as certain intangible assets related to our acquisitions became fully amortized in 2014. These decreases were partially offset by an increase in third party commission expense as we continued to expand our channel partner network. Sales and marketing expense as a percentage of revenue decreased 9% primarily due to the 14% increase in revenue.

The 21% increase in general and administrative expenses for the nine months ended September 30, 2014 as compared to the same period in 2013 was due to an increase in legal, transaction, and payroll costs. Legal and transaction costs increased primarily due to a shareholder action during the first quarter of 2014 and the proposed sale of the Company to EnerNOC. Payroll costs increased due to investments in our product development team. In addition, 2013 benefitted from a decrease in contingent consideration. General and administrative expenses as a percent of revenue was substantially consistent with the prior year period as the 14% increase in revenue offset the above noted cost increases.

Other income (expense), net

We recorded net interest expense of approximately $0.6 million for the nine months ended September 30, 2014 compared to net interest expense of approximately $0.7 million for the nine months ended September 30, 2013.  The decrease in net interest expense in 2014 was primarily due to a reduction in the interest rate charged on our long-term debt resulting from the replacement of our credit facility in the fourth quarter of 2013.

Income tax benefit (expense)

We recorded an income tax expense of approximately $12,000 for the nine months ended September 30, 2014 and an income tax expense of approximately $0.4 million for the nine months ended September 30, 2013.  For the nine months ended September 30, 2014, we utilized our actual year-to-date effective tax rate as the basis for the income tax expense as we were unable to rely on our annual effective tax rate.  For the nine months ended September 30, 2013, the effective tax rate was based on our estimated annual effective tax rate.  The income tax expense for the nine months ended September 30, 2014 reflects a deferred tax benefit and state income taxes.  The income tax expense for the nine months ended September 30, 2013 reflects a deferred tax provision, federal alternative minimum tax liability and state income taxes.

Net loss

Net loss improved approximately $2.9 million for the nine months ended September 30, 2014 compared to the same period in 2013, primarily due the increase in revenue, improved gross margin and the decrease in sales and marketing expenses. These decreases in net loss were partially offset by the increase in general and administrative expenses.

Liquidity and Capital Resources

At September 30, 2014, we had no commitments for material capital expenditures. We have identified and executed against a number of strategic initiatives that we believe are key components of our future growth, including: making strategic acquisitions; entering into other energy-related markets including energy efficiency; expanding our community of listers, bidders and channel partners on our exchanges; strengthening and extending our long-term relationships with government agencies; and growing our direct and inside sales force. As of September 30, 2014 our workforce numbered 130, an increase of four from the number that we employed at December 31, 2013. At September 30, 2014, we had 62 professionals in our sales and marketing and account management groups, 41 in our supply desk group and 27 in our general and administrative group.

We paid $10.4 million to acquire three businesses in 2011 through the use of cash on hand, cash flow from ongoing operations as well as cash flow generated by the acquisitions. In addition, we have paid $6.7 million in seller notes and contingent consideration bringing the total cash paid for the 2011 acquisitions to $17.1 million. In October 2012, we acquired NEP for $11.3 million. We funded this acquisition through the issuance of $8.0 million in long-term bank debt, a $2.0 million seller note and $1.3 million in contingent consideration. While the expansion/addition of these debt instruments significantly increased our commitments, we believe we have the resources to meet both our short- and long-term obligations under these arrangements based on cash on-hand, operating cash flows from our base business and cash expected to be generated from all of our acquired businesses. We subsequently retired the seller note and contingent consideration payments and commenced repayment of the long-term bank debt. In addition, in 2014 we settled all outstanding earnout claims with GSE by issuing 200,000 shares of common stock, which had a fair value of approximately $0.9 million. As of September 30, 2014 we have retired all of our seller-note and earnout obligations related to all of our acquisitions. During the nine months ended September 30, 2014 we generated cash flow from operations of $2.0 million and ended the quarter with $2.8 million in cash and cash equivalents.

Comparison of September 30, 2014 to December 31, 2013

	September 30, 2014	December 31, 2013	Increase (Decrease)
Cash and cash equivalents	$2,756,332	$1,725,136	$1,031,196	60%
Trade accounts receivable, net	7,995,230	7,738,141	257,089	3
Days sales outstanding	74	76	(2)	(3)
Working capital (deficit)	423,263	(893,984)	1,317,247	147
Stockholders’ equity	26,914,075	25,480,584	1,433,491	6

Cash and cash equivalents increased 60% primarily due to cash flows from operations of approximately $2.0 million. Trade accounts receivable at September 30, 2014 increased 3% as compared to the fourth quarter of 2013 as days sales outstanding (representing accounts receivable outstanding at September 30, 2014 divided by the average sales per day during the three months ended September 30, 2014, as adjusted) decreased 3%. Days sales outstanding decreased 3% due to the timing of in-period revenue recognized and cash receipts within the nine months ended September 30, 2014 as compared to the same period in 2013. Revenue from bidders representing 10% or more of our revenue decreased to 26% from two bidders during the nine months ended September 30, 2014, from an aggregate 28% for two bidders in the same period of the previous year. Two bidders merged at the end of 2013 and have been combined to determine the percentages above in both periods.

The working capital balance at September 30, 2014 (consisting of current assets less current liabilities) improved $1.3 million from December 31, 2013.  Current assets increased $1.7 million primarily due to the increase in cash and cash equivalents. Current liabilities increased $0.4 million due to increases in short-term deferred revenue and long-term debt. These increases were partially offset by the settlement of our contingent consideration obligations and the $0.5 million payment against the short-term related party note.  Stockholders’ equity increased 6% for the nine months ended September 30, 2014 primarily due to the issuance of shares under the GSE settlement and share-based compensation.

Cash provided by operating activities for the nine months ended September 30, 2014 and 2013 was approximately $2.0 million and $2.2 million, respectively. Cash used in investing activities for the nine months ended September 30, 2014 was approximately $0.4 million primarily due to capitalized software cost. Cash used in financing activities for the nine months ended September 30, 2014 and 2013 was approximately $0.6 million and $2.9 million, respectively. Cash used in financing activities for the nine months ended September 30, 2014 primarily resulted from the final $0.5 million payment of the NEP seller note and repayment of long-term debt, both partially offset by proceeds from the exercise of stock options. Cash used in financing activities for the nine months ended September 30, 2013 was primarily due to a contingent consideration payment of $1.4 million and $1.5 million of principal payments on long term debt.

Adjusted EBITDA, representing net loss adjusted for non-recurring transaction costs before interest, income taxes, depreciation and amortization for the nine months ended September 30, 2014 was $3.6 million as compared to $1.1 million for the same period in the prior year. Please refer to the section below discussing non-GAAP financial measures for a reconciliation of non-GAAP measures to the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

In this Quarterly Report on Form 10-Q, we provide certain “non-GAAP financial measures”. A non-GAAP financial measure refers to a numerical financial measure that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable financial measure calculated and presented in accordance with GAAP in our financial statements. In this Quarterly Report on Form 10-Q, we provide Non-GAAP adjusted net income (loss) and adjusted EBITDA as additional information relating to our operating results. These non-GAAP measures exclude expenses related to the proposed sale of the Company to EnerNOC, depreciation related to our fixed assets, amortization expense related to acquisition-related assets and other assets, interest expense on bank borrowings, notes payable to sellers and contingent consideration, interest income on invested funds, and income taxes. Management uses these non-GAAP measures for internal reporting and bank reporting purposes. We have provided these non-GAAP financial measures in addition to GAAP financial results because we believe that these non-GAAP financial measures provide useful information to certain investors and financial analysts in assessing our operating performance due to the following factors:

—

We believe that the presentation of a non-GAAP measure that adjusts for depreciation of fixed assets, amortization expense related to acquisition-related assets and other assets, interest expense on bank borrowings, seller notes and contingent consideration, interest income on invested funds, and income taxes, provides investors and financial analysts with a consistent basis for comparison across accounting periods and, therefore, is useful to investors and financial analysts in helping them to better understand our operating results and underlying operational trends;

—

We do not regularly incur costs relating to an evaluation of strategic alternatives and costs associated with entering into an Agreement and Plan of Merger. We identify these costs as non-recurring and, once incurred, generally cannot be changed or influenced by management;

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
GAAP net loss	$(149,339)	$(592,298)	$(341,514)	$(3,203,338)
Add: Non-recurring transaction costs	405,807	—	488,807	—
Non-GAAP adjusted net income (loss)	$256,468	$(592,298)	$147,293	$(3,203,338)
Add: Interest expense, net	196,010	253,822	594,306	733,956
Add: Income taxes	36,844	142,555	11,844	405,165
Add: Amortization of intangibles	844,701	974,759	2,616,046	2,924,275
Add: Amortization of other assets	11,947	8,507	37,959	25,520
Add: Depreciation	48,927	56,373	153,923	167,112
Non-GAAP adjusted EBITDA	$1,394,897	$843,718	$3,561,371	$1,052,690

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2013. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2014, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and procedures also were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Two former employees/consultants of GSE have filed two separate complaints in the District Courts of Dallas County and Tarrant County Texas against GSE Consulting, LP and us alleging, among other things, claims related to breach of contract, quantum meruit, unjust enrichment, promissory estoppel, tortious interference, fraud, assumed liability, and civil conspiracy. One of the plaintiffs has filed a claim against a GSE principal for intentional infliction of emotional distress.  Each plaintiff claims that GSE and/or we failed to pay commissions due for services that they provided prior to the date of the Company’s purchase of certain GSE assets, based on their respective employment or independent contractor agreements with GSE. Each plaintiff has also asserted claims for recovery of their attorneys’ fees. We deny the allegations and have filed counterclaims for damages, asserting claims for conversion, unjust enrichment, misappropriation of confidential information, and violation of the Texas Theft Liability Act against each of the plaintiffs. We have also filed a counterclaim against one of the plaintiffs for her breach of a non-competition and non-solicitation agreement, based on her working for a competitor of ours during her one-year restrictive period and her improper solicitation of former GSE customers on behalf of the competitor.  We have also filed a counterclaim against the other plaintiff for breach of contract based on the exclusivity obligation set forth in her independent contractor agreement.  This counterclaim will only apply if the jury finds that we assumed the plaintiff’s independent contractor agreement.  Our motions for summary judgment seeking dismissal of all of the plaintiff’s claims was denied in its entirety in one of the cases.  In the other case, our motion for summary judgment was partially granted, dismissing the plaintiff’s civil conspiracy claim.  One of the plaintiffs successfully moved for summary judgment on all counterclaims except the breach of contract based on the exclusivity obligation.  The courts have assigned trial dates of November 17, 2014 and January 26, 2015. The court recently granted a continuance of the November 17th trial to a time and date to be determined in February / March 2015.

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

In addition, we had filed cross claims against GSE for indemnification under the Asset Purchase Agreement in each of the plaintiffs’ cases.  The GSE affiliates and principals had also asserted cross claims against us seeking indemnification under the Asset Purchase Agreement.  In December 2013, GSE had amended its cross claims in one of the matters to include claims asserting breach of the earnout provisions in the Asset Purchase Agreement.  In April 2014, GSE and we settled all claims against each other related to these lawsuits and the earnout provisions.  We and GSE filed with the court agreed motions to dismiss all claims against one another, which were allowed by the court.  The settlement called for us to issue 200,000 shares of common stock to GSE and its affiliates that had a fair value of $0.9 million on the date issued.

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

During the quarter ended September 30, 2014, we did not sell any unregistered equity securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In connection with the vesting of restricted stock granted to employees, we withheld certain shares with value equivalent to employees’ minimum statutory obligations for the applicable income and other employment taxes.

A summary of the shares withheld to satisfy employee tax withholding obligations for the three months ended September 30, 2014 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plan
07/01/14 – 07/31/14	—	$—	—	—
08/01/14 – 08/31/14	37	$4.20	—	—
09/01/14 – 09/30/14	—	$—	—	—
Total	37	$4.20	—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

2.1

Agreement and Plan of Merger by and among World Energy Solutions, Inc., EnerNOC, Inc., and Wolf Merger Sub Corporation, dated November 4, 2014 (incorporated by reference to Exhibit 2.2 to our report on Form 8-K filed November 5, 2014).

3.1	Amended and Restated By-Laws effective November 3, 2014 (incorporated by reference to Exhibit 2.2 to our report on Form 8-K filed November 5, 2014).
31.1	Certification of the Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from World Energy Solutions, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014, formatted in Extensible Business Reporting Language: (i) the condensed consolidated balance sheets; (ii) the condensed consolidated statements of operations; (iii) the condensed consolidated statements of cash flows; and (iv) notes to the condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Energy Solutions, Inc.
Dated: November 10, 2014	By:	/s/ Philip Adams
Philip Adams
Chief Executive Officer
Dated: November 10, 2014	By:	/s/ James Parslow
James Parslow
Chief Financial Officer